Form 10-Q
period 2014-03-31
FATE THERAPEUTICS INC
filed 2014-05-13
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2014, there were 20,514,567 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 (unaudited) and the period from April 27, 2007 (inception) through March 31, 2014 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and the period from April 27, 2007 (inception) through March 31, 2014 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

SIGNATURES		46

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fate Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,881	$54,036
Prepaid expenses and other current assets	382	615
Total current assets	48,263	54,651
Property and equipment, net	1,264	810
Restricted cash	122	122
Total assets	$49,649	$55,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,330	$682
Accrued expenses	1,641	2,039
Current portion of deferred rent	61	53
Repurchase liability for unvested equity awards	82	94
Long-term debt, current portion	1,240	1,732
Total current liabilities	4,354	4,600
Deferred rent	118	135
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at March 31, 2014 and December 31, 2013; issued and outstanding shares — 20,463,849 at March 31, 2014 and 20,434,080 at December 31, 2013	20	20
Additional paid-in capital	138,646	137,337
Deficit accumulated during the development stage	(93,489)	(86,509)
Total stockholders’ equity	45,177	50,848
Total liabilities and stockholders’ equity	$49,649	$55,583

See accompanying notes.

Fate Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,		Period From April 27, 2007 (inception) to March 31,
	2014	2013	2014
	(unaudited)		(unaudited)

Revenues:
Collaboration revenue	$—	$209	$2,927
Grant revenue	—	263	2,084
Total revenue	—	472	5,011
Operating expenses:
Research and development	4,522	2,531	61,508
General and administrative	2,415	1,297	33,125
Total operating expenses	6,937	3,828	94,633
Loss from operations	(6,937)	(3,356)	(89,622)
Other income (expense):
Interest income	—	1	192
Interest expense	(43)	(100)	(2,684)
Income from 48D tax credit	—	—	1,231
Loss on extinguishment of debt	—	—	(332)
Change in fair value of warrant liability	—	12	35
Change in fair value of exchangeable shares	—	(105)	(2,309)
Total other expense, net	(43)	(192)	(3,867)
Net loss and comprehensive loss	$(6,980)	$(3,548)	$(93,489)

Net loss per common share, basic and diluted	$(0.34)	$(2.92)
Weighted-average common shares used to compute basic and diluted net loss per share	20,346,856	1,213,286

See accompanying notes.

Fate Therapeutics, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,		Period From April 27, 2007 (inception) to March 31,
	2014	2013	2014
	(unaudited)		(unaudited)
Operating activities
Net loss	$(6,980)	$(3,548)	$(93,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	157	2,631
Issuances of common stock for technology	—	—	57
Stock-based compensation	871	75	3,194
Amortization of discounts	8	18	543
Noncash interest expense	10	22	1,179
Deferred rent	(9)	(59)	179
Deferred revenue	—	(21)	—
Stock-based milestone charges and change in fair value of exchangeable shares	375	105	3,693
Change in fair value of preferred stock warrants	—	(12)	(35)
Loss on disposal of assets	—	—	135
Loss on extinguishment of debt	—	—	332
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	304	49	(1,673)
Accounts payable and accrued expenses	43	(719)	3,890
Net cash used in operating activities	(5,255)	(3,933)	(79,364)
Investing activities
Purchase of property and equipment	(398)	(7)	(4,059)
Proceeds from sale of property and equipment	—	—	208
Restricted cash	—	—	(122)
Net cash used in investing activities	(398)	(7)	(3,973)
Financing activities
Issuance of common stock, net of repurchases and issuance costs	(2)	—	292
Repurchase of common stock for cash	—	—	(7)
Proceeds from initial public offering, net of offering costs	—	—	40,480
Issuance of convertible promissory notes	—	—	32,236
Proceeds from long-term debt	—	—	6,400
Payments on long-term debt	(500)	(500)	(6,829)
Issuance of preferred stock for cash, net of offering costs	—	—	58,646
Net cash (used in) provided by financing activities	(502)	(500)	131,218
Net change in cash and cash equivalents	(6,155)	(4,440)	47,881
Cash and cash equivalents at beginning of the period	54,036	9,087	—
Cash and cash equivalents at end of the period	$47,881	$4,647	$47,881

See accompanying notes.

Fate Therapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                       Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company engaged in the discovery and development of pharmacologic modulators of adult stem cells. Based on the Company’s understanding of key biological mechanisms that guide the fate of adult stem cells, the Company has built two platforms that optimize the activity and enhance the therapeutic potential of adult stem cells: its hematopoietic stem cell, or HSC, modulation platform and its muscle satellite stem cell, or Satellite Cell, modulation platform.

As of March 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Initial Public Offering

On October 4, 2013, the Company completed its initial public offering (the “IPO”) whereby it sold 7,666,667 shares of common stock at a public offering price of $6.00 per share. Gross proceeds from the offering were $46.0 million. After giving effect to underwriting discounts, commissions and other cash costs related to the offering, net proceeds were $40.5 million. In addition, each of the following occurred in connection with the completion of the IPO on October 4, 2013:

•                  the conversion of all outstanding shares of the Company’s convertible preferred stock into 7,229,590 shares of the Company’s common stock;

•                  the conversion of the Company’s $22.1 million of outstanding principal and accrued interest on its convertible notes into 3,679,401 shares of common stock, the write-off of $0.3 million of unamortized debt discount and the related cash repayment of $1.7 million of outstanding principal and accrued interest on the convertible notes;

•                  the issuance of 480,763 shares of the Company’s common stock pursuant to the redemption of an aggregate of 900,000 exchangeable shares of Fate Therapeutics (Canada) Inc. (“Fate Canada”), resulting in a final fair value adjustment charge of $0.4 million on the exchangeable shares, and the resultant reclassification of the exchangeable share liability to additional paid-in capital;

•                  the conversion of warrants to purchase 230,000 shares of convertible preferred stock into warrants to purchase 36,074 shares of the Company’s common stock, and the resultant reclassification of the warrant liability to additional paid-in capital; and

•                  the filing of an amended and restated certificate of incorporation on October 3, 2013, authorizing 150,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Canada, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Destin Therapeutics Inc., incorporated in Canada. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed by the Company with the SEC on March 17, 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 88,043 shares and 120,822 shares for the three months ended March 31, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, exchangeable shares and common stock options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three months ended March 31, 2014, the Company realized a net loss of $7.0 million. Shares of potentially dilutive securities totaled approximately 2.5 million for the three months ended March 31, 2014, including options to purchase approximately 2.2 million shares of common stock with an exercise price less than the average quarterly market price of the underlying common shares.

For the three months ended March 31, 2013, the Company realized a net loss of $3.5 million. Shares of potentially dilutive securities totaled approximately 9.2 million for the three months ended March 31, 2013.

2.                    Asset Acquisition of Verio Therapeutics Inc.

On April 7, 2010, the Company acquired Verio Therapeutics Inc. (“Verio”), a development stage company headquartered in Ottawa, Ontario to gain access to its exclusively licensed intellectual property.

In connection with the asset acquisition of Verio, the stockholders of Verio received 900,000 non-voting shares of Fate Canada (the “Exchangeable Shares”) that were initially exchangeable into 138,462 shares of the Company’s common stock and, subject to the validation of certain scientific data and the achievement of certain preclinical, clinical, commercial and financial milestones, were exchangeable for up to 884,605 shares of the Company’s common stock.

As a result of the Company’s IPO on October 4, 2013, 480,763 shares of the Company’s common stock were issued during the fourth quarter of 2013 pursuant to the redemption of the Exchangeable Shares. The total number of shares of the Company’s common stock issued upon the exchange of the Exchangeable Shares as a result of the IPO increased from 138,462 shares of the Company’s common stock to a total of 480,763 shares of the Company’s common stock based upon the achievement of certain contractual milestones.

During the three months ended March 31, 2014, based on the assessed achievement of certain pre-clinical milestones, 38,462 shares of the Company’s common stock were deemed earned, but not issued, resulting in a $0.4 million charge to research and development expense.

In addition to the 38,462 shares of the Company’s common stock deemed earned but not issued during the three months ended March 31, 2014, the Company may issue an additional 365,380 shares of the Company’s common stock based on the achievement of additional contractual milestones as follows: (i) 38,461 shares for the achievement of certain pre-clinical milestones, (ii) 211,538 shares for the achievement of certain clinical milestones and (iii) 115,381 shares for the achievement of certain commercialization milestones, such that the maximum aggregate number of shares of the Company’s common stock that may be issued related to the Verio acquisition is 884,605.

At the date of the achievement of a milestone, the fair value of the additional shares is charged to research and development expense and recorded in additional paid-in capital. Prior to the Company’s IPO, at the end of each reporting period, any changes in the fair value of Exchangeable Shares resulting from changes in the fair value of the underlying common stock of the Company were recorded as a component of other income (expense). As of the IPO date, the exchangeable share liability was reclassified into additional paid-in capital.

The changes in the number of shares of the Company’s common stock issuable upon the achievement of stock-based milestones and the initial fair value of the shares are summarized as follows (in thousands, except share and per share amounts):

	Common Stock	Fair Value Per Share of Underlying Common Stock	Initial Fair Value of Common Stock

April 2010	138,462	$1.69	$234
March 2011	92,308	1.69	156
May 2011	115,380	1.69	195
April 2012	57,691	1.37	78
July 2013	76,922	4.49	346
March 2014	38,462	9.74	375
	519,225		$1,384

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents. As of March 31, 2014 and December 31, 2013, the carrying amount of cash equivalents was $46.3 million and $52.3 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of March 31, 2014 and December 31, 2013, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

Financial liabilities that were measured at fair value on a recurring basis included the preferred stock warrant liability and exchangeable shares for the periods the liabilities were outstanding. None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of March 31, 2014 and December 31, 2013, the Company had no liabilities measured at fair value on a recurring basis.

4.                    Long-Term Debt, Commitments and Contingencies

Long-Term Debt

Long-term debt and unamortized discount balances (excluding convertible debt) are as follows (in thousands):

	March 31, 2014	December 31, 2013

Long-term debt	$1,250	$1,750
Less current portion of long-term debt	(1,250)	(1,750)
Long-term debt, net of current portion	$—	$—

Current portion of long-term debt	$1,250	$1,750
Current portion of debt discount	(10)	(18)
Current portion of long-term debt, net	$1,240	$1,732

Facility Lease

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. The lease expires in June 2016. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of March 31, 2014, future minimum payments under the operating lease are $2.1 million.

5.                    Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price

Balance at December 31, 2013	1,726,991	$2.30
Granted	743,376	6.73
Canceled	(47,677)	5.13
Exercised	(29,769)	1.89
Balance at March 31, 2014	2,392,921	$3.63

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Research and development	$565	$38
General and administrative	306	37
	$871	$75

As of March 31, 2014, the outstanding options included 161,689 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at March 31, 2014 was $0.7 million.

As of March 31, 2014, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $5.0 million and is expected to be recognized as expense over approximately 3.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	2.0%	1.1%
Expected volatility	94.5%	89.7%
Expected term (in years)	6.07	6.06
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2014	2013

Risk-free interest rate	2.2%	1.3%
Expected volatility	94.5%	89.7%
Remaining contractual term (in years)	6.7	8.29
Expected dividend yield	0.0%	0.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” under Item 1A of Part II below, and the additional risks and other factors described under the caption “Risk Factors” under Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with Securities and Exchange Commission on March 17, 2014. Except as required, by law we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facility in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Canada that were outstanding at March 31, 2014 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration activities and grant revenues.

Collaboration revenues have been generated exclusively from our collaboration arrangement with Becton, Dickinson and Company, or BD. In September 2010, we entered into a worldwide exclusive license and collaboration agreement with BD for the joint development and worldwide commercialization of certain induced pluripotent stem cell, or iPSC, tools and technologies for use in drug discovery and development. The license and collaboration agreement was assigned by BD to Corning Incorporated in October 2012. In connection with the agreement, we received an upfront, non-refundable license payment, and received research funding for the conduct of joint development activities during the three-year period ending in September 2013. We are eligible to receive certain commercialization milestones and royalties on the sale of iPSC reagent products. In connection with the arrangement with BD, we recognized $0.2 million for the three months ended March 31, 2013 as collaboration revenue in our consolidated statements of operations. Our three-year joint development period under our license and collaboration agreement with BD concluded in September 2013. We do not anticipate generating any significant revenues under the arrangement with BD in the future.

Grant revenue has been primarily generated through research and development grant programs offered by the U.S. government and its agencies. In April 2011, we were awarded a $2.1 million grant from the U.S. Army Telemedicine & Advanced Technology Research Center, or TATRC, to identify and develop regenerative medicines for acute sound-inducing hearing loss. All funding under the TATRC grant was expended in full as of May 2013.

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

•                  charges associated with the achievement of milestones pursuant to our asset acquisition of Verio Therapeutics Inc., or Verio, that was completed in April 2010; and

•                  facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

From inception through March 31, 2014, we have incurred $61.5 million in research and development expenses. We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our stem cell modulation platforms and our initial therapeutic product candidates. Our current planned research and development activities include the following:

•                  advancing ProHema in a Phase 2 clinical trial in the setting of adult patients with orphan hematologic malignancies in 2014 to examine its safety and its curative potential in allogeneic hematopoietic stem cell transplants, or HSCT;

•                  initiating in 2014 a clinical trial of ProHema in pediatric patients with orphan hematologic malignancies to examine its safety and curative potential in allogeneic HSCT in children;

•                  initiating in 2014 a clinical trial of a pharmacologically-modulated HSC product candidate in pediatric patients with lysosomal storage disorders, or LSDs, to evaluate its safety and its curative potential in LSDs; and

•                  conducting in 2014 investigational new drug, or IND, enabling studies of a Wnt7a protein analog product candidate to evaluate its safety and its potential to promote muscle regeneration.

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

The following table summarizes our research and development expenses by major programs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

HSC modulation platform	$2,150	$1,158
Other preclinical programs and technologies	1,587	786
Total direct research and development expenses	3,737	1,944
Unallocated expenses	785	587
Total research and development expenses	$4,522	$2,531

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents; interest expense on convertible notes and on amounts outstanding under our credit facility; changes in fair value of the exchangeable share liability while outstanding relating to the total exchangeable shares held by the prior stockholders of Verio; and changes in fair value of the warrant liability while outstanding relating to our preferred stock warrants.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Increase /
	2014	2013	(Decrease)

Collaboration revenue	$—	$209	$(209)
Grant revenue	—	263	(263)
Research and development expense	4,522	2,531	1,991
General and administrative expense	2,415	1,297	1,118
Total other income (expense), net	(43)	(192)	149

Revenue.  We did not generate any revenue for the three months ended March 31, 2014, compared to a total of $0.5 million of revenue generated for the three months ended March 31, 2013. The decrease was due to the completion of our TATRC grant in May 2013 and the expiration of the three-year joint development period under our license and collaboration agreement with BD in September 2013. We do not expect to generate any significant revenue under these agreements in the future.

Research and development expenses.  Research and development expenses were $4.5 million for the three months ended March 31, 2014, compared to $2.5 million for the three months ended March 31, 2013.  The $2.0 million increase in research and development expenses primarily reflects the following:

•                  $0.8 million increase in compensation and benefits expense, including stock-based compensation expense, to support the clinical development of ProHema and the preclinical development of our other product candidates;

•                  $0.5 million increase in third-party professional consultant and service provider expenses relating to our preparation for, and the commencement of, our Phase 2 clinical trial of ProHema in adult patients undergoing HSCT for the treatment of hematologic malignancies (the PUMA study) in March 2014; and

•                  $0.4 million increase from the non-cash share charge related to the achievement of a pre-clinical milestone under our agreement with the former Verio stockholders.

General and administrative expenses.  General and administrative expenses were $2.4 million for the three months ended March 31, 2014, compared to $1.3 million for the three months ended March 31, 2013.  The $1.1 million increase in general and administrative expenses primarily reflects the following:

•                  $0.5 million increase in compensation and benefits expense, including stock-based compensation expense, associated with the expansion of our financial and administrative resources; and

•                  $0.4 million increase in third-party financial and legal professional service provider and insurance expenses to support operations as a public company.

Other income (expense), net.  Other income (expense), net was $(43,000) for the three months ended March 31, 2014, compared to $(0.2) million for the three months ended March 31, 2013.  The increase in other income (expense), net, was primarily due to a fair value charge on the exchangeable share liability of $0.1 million during the three months ended March 31, 2013 related to the total exchangeable shares held by the former stockholders of Verio that did not reoccur during the three months ended March 31, 2014.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2014, we had an accumulated deficit of $93.5 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(5,255)	$(3,933)
Net cash used in investing activities	(398)	(7)
Net cash used in financing activities	(502)	(500)
Net change in cash and cash equivalents	$(6,155)	$(4,440)

Operating Activities

Cash used in operating activities increased $1.4 million from $3.9 million for the three months ended March 31, 2013 to $5.3 million for the three months ended March 31, 2014. The primary driver of operating cash requirements was our net loss in each period. During the three months ended March 31, 2014, we used cash from operating activities of $5.3 million while our net loss was $7.0 million. The difference was a result of $0.3 million net change in our operating assets and liabilities and $1.4 million of non-cash charges and deferrals, including $0.9 million of stock-based compensation, a $0.4 million non-cash exchangeable share charge related to the achievement of a pre-clinical milestone under our agreement with the former stockholders of Verio, and $0.1 million of depreciation expense.

Investing Activities

During the three months ended March 31, 2014 and 2013, investing activities used cash of $0.4 million and $7,000, respectively, for the purchase of property and equipment.

Financing Activities

Financing activities used cash of $0.5 million for each the three months ended March 31, 2014 and 2013 related to the pay down of principal on our outstanding long-term debt.

From our inception through March 31, 2014, we have funded our consolidated operations primarily through the public sale of our common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2014, we had cash and cash equivalents of $47.9 million. Our IPO on October 4, 2013 resulted in net proceeds of $40.5 million. We also repaid a total of $1.7 million in cash of outstanding principal and accrued interest on convertible notes in connection with the IPO.

In 2009, we entered into a $3.0 million loan and security agreement collateralized by substantially all of our assets, excluding certain intellectual property. We drew the full $3.0 million available under the loan and security agreement in 2009. In August 2011, the loan and security agreement was amended to: (i) increase the available credit under the loan and security agreement to $4.0 million, (ii) add an additional payment upon maturity equal to 5% of the maximum loan amount and (iii) repay the remaining $0.6 million of outstanding principal related to the original $3.0 million loan. We accessed the full $4.0 million of available credit under the amended loan and security agreement by taking a term advance of $2.0 million in August 2011 and a term advance of $2.0 million in December 2011, each of which are scheduled to be fully paid by August 2014 and December 2014, respectively. The term advances require interest-only payments during the first 12 months from access and equal monthly principal and interest payments during the final 24 months from access. The interest rate on the term advances is fixed at 7.0% per annum for their entire 36-month term of the debt. As of March 31, 2014, the aggregate outstanding principal was $1.3 million.

Operating Capital Requirements

To date, we have not generated any revenues from therapeutic product sales. We do not know when, or if, we will generate any revenue from therapeutic product sales. We do not expect to generate significant revenue from therapeutic product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and will continue to incur, additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Contractual Obligations and Commitments

The Company did not enter into any material contractual obligations during the three months ended March 31, 2014. The Company has no material contractual obligations not fully recorded on our Condensed Consolidated Balance Sheets or fully disclosed in the notes to the financial statements.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2014 consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material legal proceedings or aware of any pending material legal proceedings, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial condition. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities.

Item 1A.  Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

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

We have incurred net losses in each year since our inception and as of March 31, 2014, we had an accumulated deficit of approximately $93.5 million. We expect to continue to incur losses for the foreseeable future, including in connection with our ongoing Phase 2 clinical trial of ProHema using our nutrient-rich media, or NRM, formulation in adult patients undergoing hematopoietic stem cell transplant, or HSCT, for the treatment of hematologic malignancies, or the PUMA study, and our other ongoing and planned preclinical and clinical development activities for ProHema and our Wnt7a analogs, and we expect these losses to increase as we continue our development of, and seek regulatory approval for, our product candidates. In addition, if we receive approval to market any of our product candidates, we will incur additional losses as we build an internal sales and marketing organization to commercialize any approved products. We also expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•                  the progress, costs, results and timing of the PUMA study and our planned Phase 1b clinical trials of ProHema;

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

If we fail to complete preclinical development and clinical trials, obtain regulatory approval, or successfully commercialize our product candidates from our hematopoietic stem cell, or HSC, and Satellite Cell modulation platforms, our business would be significantly harmed.

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

We have never obtained marketing approval from the FDA or any comparable foreign regulatory authority for any product candidate. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct more preclinical studies and clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval, we may not be successful in commercializing approved product candidates. If any of these events occur, our business could be materially harmed and the value of our common stock would likely decline.

Our clinical development of ProHema could be substantially delayed if the FDA requires us to conduct additional studies or trials or imposes other requirements or restrictions.

In March 2014, we initiated enrollment of the PUMA study using our NRM formulation in adult patients undergoing double umbilical cord blood transplant for hematologic malignancies, following our submission to the FDA of manufacturing and product data incorporating our NRM formulation for the manufacture of ProHema, where such data was generated using the NRM formulation intended for clinical use. We originally initiated a Phase 2 trial in December 2012 using standard processing media for the manufacture of ProHema, or the ProHema-03 study, and notified the FDA in May 2013 of our election to pause enrollment of the ProHema-03 study to incorporate the use of our improved NRM formulation in the manufacture of ProHema. In August 2013, we submitted to the FDA preclinical and product development data supporting the use of our NRM formulation in the manufacture of ProHema and that its use should not result in additional safety risks. We also submitted an amended protocol defining how we planned to resume our clinical development of ProHema using our NRM formulation.

In addition, we submitted an amendment to our current IND for ProHema, and have received permission from the FDA to proceed with conducting a clinical trial of ProHema for the treatment of hematologic malignancies in pediatric patients, or the PROMPT study, under this amended IND application. Our IND amendment details the clinical protocol for the conduct of the PROMPT study and information on how we plan to conduct the clinical trial with a formulation of ProHema having a reduced volume for the treatment of pediatric patients.  We plan to submit product development data supporting our reduced volume formulation of ProHema to the FDA prior to initiating enrollment in the PROMPT study.

While we have initiated enrollment in the PUMA study and received FDA permission to initiate enrollment in the PROMPT study, the FDA may require us to generate additional preclinical, product or clinical data to support the use of our NRM formulation in the PUMA study or the PROMPT study, or any other planned or subsequent clinical trials of ProHema, or may impose additional requirements for our clinical development activities for ProHema. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting the PUMA study or the PROMPT study, or any other planned or subsequent clinical trials of ProHema. Additional comments, requirements or impositions by the FDA may cause delays in the conduct of the PUMA study or PROMPT study, or other planned or subsequent clinical trials of ProHema, or other clinical development activities for ProHema, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProHema, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema. Specifically, any comments, requirements or impositions by the FDA may cause delays in the availability of data from the PUMA study and the PROMPT study. Any inability to advance ProHema or any other product candidate through clinical development would have a material adverse effect on our business.

We will need to file a new IND application to initiate our planned clinical trial of ProHema for the treatment of lysosomal storage disorders, or LSDs, in pediatric patients.

In addition to the PROMPT study, we plan to conduct a clinical trial of ProHema for the treatment of LSDs in pediatric patients. Based on feedback from the FDA, we will need to file a new IND application to evaluate ProHema for the treatment of LSDs in pediatric patients. Our clinical and product development plans, including our plans to file a new IND application to evaluate ProHema for the treatment of LSDs in pediatric patients, may change in response to a variety of factors, including the results of additional preclinical research and our discussions with key opinion leaders, regulatory authorities and/or third-party service providers. If we change our clinical and product development plans or are required to submit additional data or new IND applications, this may delay our timeline, require additional resources and data and create uncertainty and additional complexity in our ability to obtain regulatory approval for these indications.

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

Our Wnt7a analogs are still in preclinical development. To our knowledge, there are no Wnt proteins currently undergoing clinical development, primarily due to certain molecular characteristics that hinder their effective development as biologic therapeutics. Although we believe we are the first company to produce an analog of a Wnt protein that is amenable to manufacture, formulation and administration for in vivo therapeutic use, we may later encounter difficulties in manufacturing, formulating or administering our Wnt7a analogs, or we may otherwise observe undesirable safety or efficacy profiles in these product candidates as our development activities progress. Subject to our selection of a lead candidate, the completion of IND-enabling studies and our proposed pre-IND meeting with the FDA, we plan to file an IND application with the FDA and initiate a Phase 1 clinical trial of a Wnt7a analog. We may delay or cancel our ongoing and planned preclinical and clinical development activities for our Wnt7a analogs for a variety of reasons, including:

•                  the results of our ongoing or future preclinical studies or clinical trials may not support further development of, or may require us to significantly modify our development plans for, our Wnt7a analogs;

•                  the FDA may require us to conduct additional preclinical studies or generate additional data before we are allowed to proceed with clinical development;

•                  an inability to manufacture Wnt7a analogs in a sufficient quantity or supply, or to formulate Wnt7a analogs in a suitable form for administration, for use in our planned preclinical studies or clinical trials;

•                  difficulty in establishing or maintaining manufacturing relationships with third parties on acceptable terms, or in establishing or maintaining our own manufacturing capability, to produce and supply our Wnt7a analogs;

•                  an inability to reach a consensus with regulatory agencies on clinical trial design, or to reach agreement on acceptable terms with prospective clinical research organizations and clinical trial sites, or to obtain required institutional review board, or IRB, approval at each clinical trial site, or to recruit suitable and sufficient numbers of patients, for the conduct of clinical trials for our Wnt7a analogs; or

•                  the occurrence of adverse events associated with our Wnt7a analogs in clinical trials that are viewed to outweigh their potential benefits.

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

We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates. Our current and future clinical trials of ProHema and our other product candidates may be delayed, unsuccessful or terminated as a result of many factors, including:

•                  delays in our ability to enroll patients in the PUMA study;

•                  the introduction of our NRM formulation into the PUMA study may not produce the benefits that we currently anticipate or may result in unanticipated adverse effects;

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

•                  delays in reaching agreement on acceptable terms with third-party service providers to manage various aspects of our clinical trials, the terms of which can be subject to extensive negotiation and may vary significantly among different service providers and trial sites;

•                  failure of third-party service providers and clinical trial sites to ensure the proper and timely conduct of our clinical trials;

•                  failure of clinical trial sites to manufacture ProHema consistently under the correct conditions at their on-site cell processing facilities for use in our clinical trials;

•                  failure of third-party manufacturers to manufacture to the appropriate specifications the critical reagents necessary for the manufacture of ProHema;

•                  the commercial availability of other materials necessary for the manufacture of ProHema;

•                  delays in achieving study endpoints and completing data analysis for a trial;

•                  regulators or IRBs may not authorize us to commence or recommence a clinical trial;

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

•                  patients not completing clinical trials due to safety issues, side effects, or other reasons;

•                  our product candidates may demonstrate a lack of safety or efficacy during clinical trials; and

•                  changes in regulatory requirements and guidance that require us to amend clinical trial protocols to reflect these changes.

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

All of our product candidates are still in an early stage of development, and we cannot be assured that these trials will ultimately be successful. For example, although the results of our Phase 1b clinical trial of ProHema in adults with hematologic malignancies undergoing double umbilical cord blood transplant demonstrated human proof-of-concept, we may not achieve or duplicate these results in the PUMA study or planned additional clinical trials of ProHema for a variety of reasons, including:

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

•                  we may be unable to ensure the consistent manufacture of ProHema, which is required to be manufactured at cell processing facilities at each clinical center, across all participating clinical centers in the PUMA study or in any future clinical trials that we may conduct;

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

Many clinical centers that could potentially participate in our pediatric clinical trials of ProHema are distinct and separate from the centers participating in our adult trials, and finding sufficient, capable centers that would be interested in participating in our pediatric trials may take additional time. There will be fewer eligible patients with hematologic malignancies and rare genetic disorders for our planned clinical trials in pediatric patients because the total number of pediatric patients with such diseases and disorders is lower than it is in adults. This may increase the time to enroll our planned pediatric clinical trials in hematologic malignancies and rare genetic disorders and could also further limit our ability to enroll patients in our planned Phase 1 clinical trials of ProHema in pediatric patients.

As we have not previously evaluated ProHema in pediatric patients, we will have to modify the current formulation of ProHema to one that is suitable for children, due to their smaller size and requirement for smaller infusion volume.  We submitted an amendment to our current IND application for ProHema that details our planned use of a reduced volume formulation of ProHema for the treatment of pediatric patients with hematologic malignancies, and plan to submit data supporting our reduced volume formulation of ProHema to the FDA prior to initiating enrollment of pediatric patients. The FDA will have the opportunity to review the details regarding the reduced volume formulation and data supporting the formulation of ProHema, and may require us to generate additional preclinical, product, or clinical data to support the use of any reduced volume formulation of ProHema for our PROMPT trial or any subsequent trials of ProHema, or may impose other restrictions on the use of any reduced volume formulation of ProHema. Any such requirement or imposition may present technical challenges and may cause further delays in our planned pediatric clinical trials. In addition, the FDA will need to review and approve our specific clinical plans to conduct trials in pediatric patients with rare genetic disorders, and may present additional requirements, including additional data in adult patients, before we can proceed with our planned pediatric clinical trials. Any delays in our planned clinical development activities for pediatric patients could have an adverse effect on our business operations.

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

We currently rely, and expect to continue to rely, on third-party suppliers for components that enable us to develop and use our NRM formulation for the manufacture of ProHema in the Phase 2 PUMA study, the PROMPT study, and any subsequent clinical trials of ProHema. We have not entered into, and may not be able to enter into, clinical supply agreements for certain of the components necessary to produce our NRM formulation and may therefore fail to secure an adequate and reliable supply of these components to complete our planned clinical development of ProHema through to commercialization. Even if we are able to secure such clinical supply agreements, we may be limited to a sole manufacturer for certain of the components required in our NRM formulation. Accordingly, we cannot guarantee that we will have an adequate supply of NRM to complete our planned clinical development of ProHema, including our Phase 3 clinical trial or any other future clinical trials. In addition, if we are unable to secure adequate quantities of these components from our preferred suppliers, we may be required to identify alternate suppliers of these components, or to modify our NRM formulation. If we are required to change suppliers of our components, or modify our NRM formulation, the efficacy and potency of ProHema may be adversely affected. We also may be required to make further changes to our trial protocol or provide additional data to the FDA regarding the use of alternative components for our NRM formulation or a modified NRM formulation, which could delay our clinical development plans for ProHema and increase the costs required to complete our planned clinical development of ProHema.

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

We have relied upon and expect to continue to rely upon third parties to monitor and manage data for our ongoing and planned clinical programs. We rely on these parties for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our third-party service providers are required to comply with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, as well as comparable foreign regulations and guidelines, for all of our product candidates in clinical development. Regulatory authorities enforce these GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party service providers or clinical trial sites fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under applicable GMP requirements. We also rely on third parties to assist in conducting our preclinical studies, including IND-enabling studies, in accordance with good laboratory practices, or GLP. Failure by our third-party service providers to comply with applicable legal, regulatory or scientific standards in our clinical trials or our preclinical studies could negatively impact the results obtained in these trials or studies, and may require us to suspend or terminate ongoing preclinical studies or clinical trials, or repeat nonclinical and clinical trials or preclinical studies, which would harm our ability to complete the development of, and obtain regulatory approval for, our product candidates.

Our third-party service providers are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. If third-party service providers do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical or preclinical data they obtain is compromised due to the failure to adhere to our clinical or preclinical protocols, regulatory requirements or for other reasons, our clinical trials and the development of our product candidates may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending these patents against third-party challenges. We are the owner of record of various patent applications pending in the United States and in certain foreign jurisdictions relating to ProHema and other therapeutic compositions of stem cells that have been pharmacologically modulated to enhance their therapeutic properties, and methods of manufacturing the cellular compositions. In addition, we own a number of patent applications pending in the United States and in certain foreign jurisdictions relating to our Wnt analogs, covering compositions of matter, processes for preparing such Wnt proteins and formulations, and the modulation of satellite cells. To date, no patents have been issued to us specifically covering our product candidates, and we cannot be certain that any patents will issue with claims that cover our ProHema and Wnt product candidates.

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

We are the exclusive licensee of over 80 issued or pending U.S. and non-U.S. patents or patent applications relating to ProHema and other therapeutic compositions of stem cells that have been pharmacologically modulated to enhance their therapeutic properties, methods of manufacturing the cellular compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity.

We have exclusive licenses to over 30 patents and patent applications relating to our Wnt analogs, covering compositions of matter, processes for preparing such Wnt proteins and formulations, and the modulation of satellite cells.

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

As of April 7, 2014, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 67% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In March 2014, approximately 12.4 million shares of our common stock became eligible for sale by our shareholders in the public market upon the expiration of lock-up agreements that were entered into in connection with our IPO, although a portion of such shares held by our affiliates will be subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. Certain holders of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investor rights agreement. In addition, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  Further, the shares subject to outstanding options under our equity incentive plans will, and the shares reserved for future issuance under our equity incentive plans may, become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders, including our employees and executive officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. Actual or potential sales by our existing stockholders, including our employees and executive officers, could also be viewed negatively by other investors.

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

The requirements of being a public company may strain our resources and divert management’s attention.

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

a)             None.

b)             None.

c)              None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: May 13, 2014	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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

10.1#	Senior Executive Cash Incentive Bonus Plan (1)

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

#                 Indicates a management contract or any compensatory plan, contract or arrangement.

(1)         Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36076), filed with the SEC on January 10, 2014 and incorporated herein by reference.