Form 10-Q
period 2014-06-30
FATE THERAPEUTICS INC
filed 2014-08-12
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 7, 2014, there were 20,562,773 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,012	$54,036
Prepaid expenses and other current assets	233	615
Total current assets	42,245	54,651
Property and equipment, net	1,159	810
Restricted cash	122	122
Other assets	25	—
Total assets	$43,551	$55,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$980	$682
Accrued expenses	1,948	2,039
Current portion of deferred rent	69	53
Repurchase liability for unvested equity awards	69	94
Long-term debt, current portion	746	1,732
Total current liabilities	3,812	4,600
Deferred rent	101	135
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at June 30, 2014 and December 31, 2013; issued and outstanding shares — 20,561,477 at June 30, 2014 and 20,434,080 at December 31, 2013	21	20
Additional paid-in capital	139,173	137,337
Accumulated deficit	(99,556)	(86,509)
Total stockholders’ equity	39,638	50,848
Total liabilities and stockholder’s equity	$43,551	$55,583

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Revenues:
Collaboration revenue	$—	$208	$—	$417
Grant revenue	—	82	—	345
Total revenue	—	290	—	762
Operating expenses:
Research and development	3,968	3,067	8,490	5,598
General and administrative	2,072	1,492	4,487	2,789
Total operating expenses	6,040	4,559	12,977	8,387
Loss from operations	(6,040)	(4,269)	(12,977)	(7,625)
Other income (expense):
Interest income	1	—	1	1
Interest expense	(28)	(88)	(71)	(188)
Change in fair value of exchangeable shares	—	(1,155)	—	(1,260)
Change in fair value of warrant liability	—	(22)	—	(10)
Total other expense, net	(27)	(1,265)	(70)	(1,457)
Net loss and comprehensive loss	$(6,067)	$(5,534)	$(13,047)	$(9,082)

Net loss per common share, basic and diluted	$(0.30)	$(4.46)	$(0.64)	$(7.41)
Weighted-average common shares used to compute basic and diluted net loss per share	20,467,782	1,239,524	20,407,632	1,226,451

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Operating activities
Net loss	$(13,047)	$(9,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	302
Issuances of common stock for technology	—	13
Stock-based compensation	1,295	187
Amortization of discounts	14	35
Noncash interest expense	17	42
Deferred rent	(18)	(119)
Deferred revenue	—	(42)
Stock-based milestone charges and change in fair value of exchangeable shares	375	1,260
Change in fair value of preferred stock warrants	—	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	356	(721)
Accounts payable and accrued expenses	8	792
Net cash used in operating activities	(10,744)	(7,323)
Investing activities
Purchase of property and equipment	(424)	(71)
Net cash used in investing activities	(424)	(71)
Financing activities
Issuance of common stock, net of repurchases and issuance costs	144	1
Proceeds from (cost of) initial public offering, net of offering costs	—	(295)
Issuance of convertible promissory notes	—	3,000
Payments on long-term debt	(1,000)	(1,000)
Net cash (used in) provided by financing activities	(856)	1,706
Net change in cash and cash equivalents	(12,024)	(5,688)
Cash and cash equivalents at beginning of the period	54,036	9,087
Cash and cash equivalents at end of the period	$42,012	$3,399

See accompanying notes.

Fate Therapeutics, Inc.

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

As of June 30, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

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

•                  the issuance of 480,763 shares of the Company’s common stock pursuant to the redemption of an aggregate of 900,000 exchangeable shares of Fate Therapeutics (Canada) Inc. (“Fate Canada”), a subsidiary of the Company incorporated in Canada, resulting in a final fair value adjustment charge of $0.4 million on the exchangeable shares, and the resultant reclassification of the exchangeable share liability to additional paid-in capital;

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Canada, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Destin Therapeutics Inc., incorporated in Canada, which was dissolved in June 2014. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed by the Company with the SEC on March 17, 2014. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Revenue Recognition

The Company recognizes revenues when all four of the following criteria are met: (i) persuasive evidence that an agreement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 80,645 shares and 111,021 shares for the three months ended June 30, 2014 and 2013, respectively, and 84,344 shares and 115,922 shares for the six months ended June 30, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, exchangeable shares and common stock options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and six months ended June 30, 2014, the Company realized a net loss of $6.1 million and $13.0 million, respectively. Shares of potentially dilutive securities totaled 2.4 million for the three and six months ended June 30, 2014, including options to purchase 2.4 million shares of common stock.

For the three and six months ended June 30, 2013, the Company realized a net loss of $5.5 million and $9.1 million, respectively. Shares of potentially dilutive securities totaled 9.2 million for each of the three and six months ended June 30, 2013.

Recent Accounting Pronouncements

In June 2014, The Financial Accounting Standards Board (or FASB), issued Accounting Standards Update Number 2014-10 (ASU 2014-10). ASU 2014-10 eliminated all incremental financial reporting requirements from U.S. GAAP for development stage entities, including inception-to-date information, the labeling of financial statements as those of a development stage entity, and the disclosure of a description of the development state activities in which the entity is engaged.  Effectively, ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. For public business entities, this guidance is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the guidance is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Accordingly, the Company has elected the early adoption of ASU 2014-10 beginning with this Quarterly Report on Form 10-Q, and will no longer disclose inception-to-date information or incremental financial reporting requirements related to development stage entities.

In May 2014, the FASB issued ASU 2014-09, which creates a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue.  For public business entities, the guidance becomes effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. The Company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements and future operating results.

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

During the six months ended June 30, 2014, based on the assessed achievement of certain preclinical milestones, 38,463 shares of the Company’s common stock were earned and issued resulting in a $0.4 million charge to research and development expense.

In addition to the 38,463 shares of the Company’s common stock earned and issued during the six months ended June 30, 2014, the Company may issue an additional 365,379 shares of the Company’s common stock based on the achievement of additional contractual milestones as follows: (i) 38,461 shares for the achievement of certain preclinical milestones, (ii) 211,538 shares for the achievement of certain clinical milestones and (iii) 115,380 shares for the achievement of certain commercialization milestones, such that the maximum aggregate number of shares of the Company’s common stock issuable in connection with the Verio acquisition is 884,605.

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

The changes in the number of shares of the Company’s common stock issuable upon the achievement of stock-based milestones and the initial fair value of the shares are summarized as follows (in thousands, except share and per share amounts):

	Common Stock	Fair Value Per Share of Underlying Common Stock	Initial Fair Value of Common Stock

April 2010	138,462	$1.69	$234
March 2011	92,308	1.69	156
May 2011	115,380	1.69	195
April 2012	57,691	1.37	78
July 2013	76,922	4.49	346
March 2014	38,463	9.74	375
	519,226		$1,384

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents. As of June 30, 2014 and December 31, 2013, the carrying amount of cash equivalents was $40.3 million and $52.3 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of June 30, 2014 and December 31, 2013, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

Financial liabilities that were measured at fair value on a recurring basis included the preferred stock warrant liability and exchangeable shares for the periods the liabilities were outstanding. None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of June 30, 2014 and December 31, 2013, the Company had no liabilities measured at fair value on a recurring basis.

4.                    Long-Term Debt, Commitments and Contingencies

Long-Term Debt

Long-term debt and unamortized discount balances (excluding convertible debt) are as follows (in thousands):

	June 30, 2014	December 31, 2013

Long-term debt	$750	$1,750
Less current portion of long-term debt	(750)	(1,750)
Long-term debt, net of current portion	$—	$—

Current portion of long-term debt	$750	$1,750
Current portion of debt discount	(4)	(18)
Current portion of long-term debt, net	$746	$1,732

Facility Lease

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. The lease expires in June 2016. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of June 30, 2014, future minimum payments under the operating lease are $1.9 million.

5.                    Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price

Balance at December 31, 2013	1,726,991	$2.30
Granted	833,808	6.73
Canceled	(63,293)	5.26
Exercised	(88,934)	1.67
Balance at June 30, 2014	2,408,572	$3.78

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research and development	$229	$67	$794	$105
General and administrative	195	45	501	82
	$424	$112	$1,295	$187

As of June 30, 2014, the outstanding options included 160,526 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at June 30, 2014 was $0.7 million.

As of June 30, 2014, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $5.0 million and is expected to be recognized as expense over approximately 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rate	1.9%	1.1%
Expected volatility	94.5%	89.8%
Expected term (in years)	6.0	6.1
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Six Months Ended June 30,
	2014	2013

Risk-free interest rate	2.2%	1.5%
Expected volatility	94.3%	90.0%
Remaining contractual term (in years)	6.6	8.1
Expected dividend yield	0.0%	0.0%

6.                    Subsequent Events

On July 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”). The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to the Company’s Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which are available from July 30, 2014 to December 31, 2014 (each, a “Term B Loan”), the first of which shall be at least $5.0 million.

The Term A Loan matures on January 1, 2018, and the Term B Loans mature on the first day of the 42nd month after the month in which each Term B Loan funds. The Term A Loan bears interest at a fixed annual rate of 6.94% and the Term B Loans will bear interest at a fixed annual rate, to be determined on the funding date, equal to the greater of (i) 6.75% or (ii) the sum of (a) U.S. Treasury note yield to maturity for a thirty-six (36) month term, plus (b) five hundred ninety (590) basis points. Interest is payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurs. The Company is required to make monthly payments of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and accrued interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule.

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $400,000 paid by the Company to the Bank, and the remainder will be used for working capital purposes, including the advancement of the Company’s research programs. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

As part of the financing, upon the Company’s election to access the first Term B Loan, the Company will issue to the Bank and one or more of its affiliates warrants to purchase up to an aggregate of $400,000 in shares of the Company’s common stock (the “Warrants”), subject to adjustment, at an exercise price equal to the average price per share over the preceding ten (10) trading days prior to the funding date of the first Term B Loan.

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” under Item 1A of Part II below. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of pharmacologic modulators of adult stem cells to treat orphan diseases, including certain hematologic malignancies, inherited metabolic disorders, or IMDs, including lysosomal storage disorders, or LSDs, and muscular dystrophies. Our novel approaches utilize established pharmacologic modalities, including small molecules and therapeutic proteins, and target well-characterized biological mechanisms to enhance the therapeutic potential of adult stem cells. Based on our deep understanding of key biological mechanisms that guide the fate of adult stem cells, we have built two stem cell modulation platforms that optimize the activity of adult stem cells using both ex vivo and in vivo techniques: our hematopoietic stem cell, or HSC, modulation platform and our muscle satellite stem cell, or Satellite Cell, modulation platform. We believe that the product candidates generated by our stem cell modulation platforms have significant potential as life-changing or curative therapeutics across a broad range of orphan indications.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facility in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Canada that were outstanding at June 30, 2014 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration activities and grant revenues.

Collaboration revenues have been generated exclusively from our collaboration arrangement with Becton, Dickinson and Company, or BD. In September 2010, we entered into a worldwide exclusive license and collaboration agreement with BD for the joint development and worldwide commercialization of certain induced pluripotent stem cell, or iPSC, tools and technologies for use in drug discovery and development. The license and collaboration agreement was assigned by BD to Corning Incorporated in October 2012. In connection with the agreement, we received an upfront, non-refundable license payment, and received research funding for the conduct of joint development activities during the three-year period ending in September 2013. We are eligible to receive certain commercialization milestones and royalties on the sale of iPSC reagent products. In connection with the arrangement with BD, we recognized $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, as collaboration revenue in our consolidated statements of operations. Our three-year joint development period under our license and collaboration agreement with BD concluded in September 2013. We do not anticipate generating any significant revenues under the arrangement with BD in the future.

Grant revenue has been primarily generated through research and development grant programs offered by the U.S. government and its agencies. In April 2011, we were awarded a $2.1 million grant from the U.S. Army Telemedicine & Advanced Technology Research Center, or TATRC, to identify and develop regenerative medicines for acute sound-induced hearing loss. All funding under the TATRC grant was expended in full as of May 2013.

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

From inception through June 30, 2014, we have incurred $65.5 million in research and development expenses. We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our stem cell modulation platforms and our initial therapeutic product candidates. Our current planned research and development activities over the next twelve months consist primarily of the following:

•                  conducting our Phase 2 clinical trial of ProHema to examine its safety and its curative potential in adult patients with orphan hematologic malignancies undergoing allogeneic hematopoietic stem cell transplants, or HSCT (the PUMA study);

•                  initiating and conducting our Phase 1b clinical trial of ProHema to examine its safety and curative potential in pediatric patients with orphan hematologic malignancies undergoing allogeneic HSCT (the PROMPT study);

•                  initiating and conducting our Phase 1b clinical trial of ProHema to examine its safety and curative potential in pediatric patients with inherited metabolic disorders, or IMDs, including lysosomal storage disorders, or LSDs, undergoing allogeneic HSCT (the PROVIDE study); and

•                  conducting preclinical studies of our Wnt7a protein analog product candidates to evaluate their potential to promote muscle regeneration.

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

The following table summarizes our research and development expenses by major programs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

HSC modulation platform	$2,151	$1,356	$4,301	$2,514
Other preclinical programs and technologies	1,103	964	2,689	1,751
Total direct research and development expenses	3,254	2,320	6,990	4,265
Unallocated expenses	714	747	1,500	1,333
Total research and development expenses	$3,968	$3,067	$8,490	$5,598

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents; interest expense on convertible notes and on amounts outstanding under our credit facility; changes in fair value of the exchangeable share liability, while outstanding, relating to the total exchangeable shares held by the prior stockholders of Verio; and changes in fair value of the warrant liability, while outstanding, relating to our preferred stock warrants.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2014.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase /
	2014	2013	(Decrease)

Collaboration revenue	$—	$208	$(208)
Grant revenue	—	82	(82)
Research and development expense	3,968	3,067	901
General and administrative expense	2,072	1,492	580
Total other income (expense), net	(27)	(1,265)	(1,238)

Revenue.  We did not generate any revenue for the three months ended June 30, 2014, compared to $0.3 million of revenue generated for the three months ended June 30, 2013. The decrease was due to the completion of our TATRC grant in May 2013 and the expiration of the three-year joint development period under our license and collaboration agreement with BD in September 2013. We do not expect to generate any significant revenue under these agreements in the future.

Research and development expenses.  Research and development expenses were $4.0 million for the three months ended June 30, 2014, compared to $3.1 million for the three months ended June 30, 2013.  The $0.9 million increase in research and development expenses primarily reflects the following:

•                  $0.4 million increase in compensation and benefits expense, including stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the preclinical development of our other product candidates;

•                  $0.2 million increase in third-party professional consultant and service provider expenses relating to the conduct of our PUMA study; and

•                  $0.2 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our PUMA study.

General and administrative expenses.  General and administrative expenses were $2.1 million for the three months ended June 30, 2014, compared to $1.5 million for the three months ended June 30, 2013.  The $0.6 million increase in general and administrative expenses primarily reflects the following:

•                  $0.3 million increase in compensation and benefits expense, including stock-based compensation expense, relating to an increase in employee headcount to support the expansion of our financial and administrative operations; and

•                  $0.3 million increase in third-party financial and legal professional service providers and insurance expenses to support our operations as a public company.

Other income (expense), net.  Other income (expense), net was $(27,000) for the three months ended June 30, 2014, compared to $(1.3) million for the three months ended June 30, 2013.  The decrease in other expense was primarily due to a fair value charge on the exchangeable share liability of $1.2 million during the three months ended June 30, 2013 related to the total exchangeable shares held by the former stockholders of Verio that did not reoccur during the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		Increase /
	2014	2013	(Decrease)

Collaboration revenue	$—	$417	$(417)
Grant revenue	—	345	(345)
Research and development expense	8,490	5,598	2,892
General and administrative expense	4,487	2,789	1,698
Total other income (expense), net	(70)	(1,457)	(1,387)

Revenue.  We did not generate any revenue for the six months ended June 30, 2014, compared to $0.8 million of revenue generated for the six months ended June 30, 2013. The decrease was due to the completion of our TATRC grant in May 2013 and the expiration of the three-year joint development period under our license and collaboration agreement with BD in September 2013. We do not expect to generate any significant revenue under these agreements in the future.

Research and development expenses.  Research and development expenses were $8.5 million for the six months ended June 30, 2014, compared to $5.6 million for the six months ended June 30, 2013.  The $2.9 million increase in research and development expenses primarily reflects the following:

•                  $1.2 million increase in compensation and benefits expense, including stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the preclinical development of our other product candidates;

•                  $0.6 million increase in third-party professional consultant and service provider expenses relating to our preparation for, and the commencement and conduct of, our PUMA study;

•                  $0.4 million increase in expenditures for laboratory equipment and supplies relating to our preparation for, and commencement and conduct of, our PUMA study and the conduct of our preclinical programs; and

•                  $0.4 million increase from the non-cash charge related to the achievement of a preclinical milestone under our agreement with the former Verio stockholders.

General and administrative expenses.  General and administrative expenses were $4.5 million for the six months ended June 30, 2014, compared to $2.8 million for the six months ended June 30, 2013.  The $1.7 million increase in general and administrative expenses primarily reflects the following:

•                  $0.8 million increase in compensation and benefits expense, including stock-based compensation expense, relating to an increase in employee headcount to support the expansion of our financial and administrative operations; and

•                  $0.7 million increase in third-party financial and legal professional service provider and insurance expenses to support our operations as a public company.

Other income (expense), net.  Other income (expense), net was $(0.1) million for the six months ended June 30, 2014, compared to $(1.5) million for the six months ended June 30, 2013. The decrease in other expense was primarily due to a fair value charge on the exchangeable share liability of $1.3 million during the six months ended June 30, 2013 related to the total exchangeable shares held by the former stockholders of Verio that did not reoccur during the six months ended June 30, 2014.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2014, we had an accumulated deficit of $99.6 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(10,744)	$(7,323)
Net cash used in investing activities	(424)	(71)
Net cash (used in) provided by financing activities	(856)	1,706
Net change in cash and cash equivalents	$(12,024)	$(5,688)

Operating Activities

Cash used in operating activities increased $3.4 million from $7.3 million for the six months ended June 30, 2013 to $10.7 million for the six months ended June 30, 2014. The primary driver of operating cash requirements was our net loss in each period. During the six months ended June 30, 2014, we used cash from operating activities of $10.7 million, while our net loss was $13.0 million. The difference was a result of $0.4 million net change in our operating assets and liabilities and $1.9 million of non-cash charges and deferrals, including $1.3 million of stock-based compensation, a $0.4 million non-cash exchangeable share charge related to the achievement of a preclinical milestone under our agreement with the former stockholders of Verio, and $0.3 million of depreciation expense.

Investing Activities

During the six months ended June 30, 2014 and 2013, investing activities used cash of $0.4 million and $0.1 million, respectively, for the purchase of property and equipment.

Financing Activities

Financing activities used cash of $0.9 million for the six months ended June 30, 2014 related primarily to the pay down of principal on our outstanding long-term debt. Financing activities provided cash of $1.7 million for the six months ended June 30, 2013 related to $3.0 million from the issuance of convertible promissory notes, partially offset by $1.0 million from the pay down of principal on our outstanding long-term debt.

From our inception through June 30, 2014, we have funded our consolidated operations primarily through the public sale of our common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2014, we had cash and cash equivalents of $42.0 million.

Our IPO on October 4, 2013 resulted in net proceeds of $40.5 million. We also repaid a total of $1.7 million in cash of outstanding principal and accrued interest on convertible notes in connection with the IPO.

In 2009, we entered into a $3.0 million loan and security agreement (the “Loan Agreement”) collateralized by substantially all of our assets, excluding certain intellectual property, with Silicon Valley Bank (the “Bank”). We drew the full $3.0 million available under the Loan Agreement in 2009. In August 2011, the Loan Agreement was amended to: (i) increase the available credit under the Loan Agreement to $4.0 million, (ii) add an additional payment upon maturity equal to 5% of the maximum loan amount and (iii) repay the remaining $0.6 million of outstanding principal related to the original $3.0 million loan. We accessed the full $4.0 million of available credit under the amended Loan Agreement by taking a term advance of $2.0 million in August 2011 and a term advance of $2.0 million in December 2011, each of which are scheduled to be fully paid by August 2014 and December 2014, respectively. The term advances require interest-only payments during the first 12 months from access and equal monthly principal and interest payments during the final 24 months from access. The interest rate on the term advances is fixed at 7.0% per annum for their entire 36-month term of the debt. As of June 30, 2014, the aggregate outstanding principal was $0.8 million.

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with the Bank. The Restated LSA amends and restates the Loan Agreement as amended.  Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to our Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which are available from July 30, 2014 to December 31, 2014 (each, a “Term B Loan”), the first of which shall be at least $5.0 million.

The Term A Loan matures on January 1, 2018, and the Term B Loans mature on the first day of the 42nd month after the month in which each Term B Loan funds. The Term A Loan bears interest at a fixed annual rate of 6.94% and the Term B Loans will bear interest at a fixed annual rate, to be determined on the funding date, equal to the greater of (i) 6.75% or (ii) the sum of (a) U.S. Treasury note yield to maturity for a thirty-six (36) month term, plus (b) five hundred ninety (590) basis points. Interest is payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurs. We are required to make monthly payments of interest only during the first twelve months following the funding date of each loan, and thereafter we are required to repay the principal and accrued interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule.

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $400,000 paid by us to the Bank, and the remainder will be used for working capital purposes, including the advancement of our research programs. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

As part of the financing, upon our election to access the first Term B Loan, we will issue to the Bank and one or more of its affiliates warrants to purchase up to an aggregate of $400,000 in shares of our common stock (the “Warrants”), subject to adjustment, at an exercise price equal to the average price per share over the preceding ten (10) trading days prior to the funding date of the first Term B Loan.

Operating Capital Requirements

To date, we have not generated any revenues from therapeutic product sales. We do not know when, or if, we will generate any revenue from therapeutic product sales. We do not expect to generate significant revenue from therapeutic product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are subject to all the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We have incurred, and will continue to incur, additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe our existing cash and cash equivalents as of June 30, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may require additional capital for the further development of our existing product candidates and, in addition to the funds available under the Restated LSA with the Bank entered into in July 2014, we may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

•                  our need to implement and maintain the necessary infrastructure and internal systems and hire additional employees to operate as a public company;

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

Contractual Obligations and Commitments

We did not enter into any material contractual obligations during the six months ended June 30, 2014. We have no material contractual obligations not fully recorded on our Condensed Consolidated Balance Sheets or fully disclosed in the notes to the financial statements.

In July 2014, we entered into the Restated LSA with the Bank.  Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million. See Note 6 to the Condensed Consolidated Financial Statements for further details.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2014 consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Risks Related to the Discovery, Development and Regulation of Our Product Candidates

If we fail to complete preclinical or clinical development, obtain regulatory approval, or successfully commercialize our product candidates from our hematopoietic stem cell, or HSC, and Satellite Cell modulation platforms, our business would be significantly harmed.

We have not completed clinical development for any of our product candidates and will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authorities in well-designed and conducted clinical trials that the product candidate is safe, pure and potent, and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results, and our product candidates may fail to demonstrate in clinical trials the necessary attributes required for approval. A failure of any one of our product candidates in any one or more clinical trials may occur at any stage.

We have never obtained marketing approval from the FDA or any comparable foreign regulatory authority for any product candidate. Our ability to obtain marketing approval of our product candidates depends on, among other things, completion of additional preclinical studies and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety issues that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our clinical trials are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct more preclinical studies and clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval to market our product candidates, we may not be successful in commercializing approved product candidates.

Our business would be materially harmed, and the value of our common stock would likely decline, if we fail to complete preclinical or clinical development, obtain regulatory approval, or successfully commercialize our product candidates.

Our clinical development of ProHema could be substantially delayed if the FDA requires us to conduct additional studies or trials or imposes other requirements or restrictions.

In December 2012, we initiated a Phase 2 clinical trial of ProHema in adult patients undergoing double umbilical cord blood transplant for hematologic malignancies, or the ProHema-03 study, where standard processing media was used for the manufacture of ProHema. We notified the FDA in May 2013 of our election to pause enrollment of the ProHema-03 study to incorporate the use of our improved nutrient-rich media, or NRM, formulation in the manufacture of ProHema. In August 2013, we submitted to the FDA preclinical and product development data supporting the use of our NRM formulation in the manufacture of ProHema and that its use should not result in additional safety risks. We also submitted an amended protocol defining how we planned to resume our clinical development of ProHema using our NRM formulation.

In March 2014, we initiated enrollment of our Phase 2 clinical trial of ProHema using our NRM formulation in adult patients undergoing double umbilical cord blood transplant for hematologic malignancies, or the PUMA study, following our submission to the FDA of manufacturing and product data for ProHema, which were generated using the NRM formulation intended for clinical use.

We submitted an amendment to our existing Investigational New Drug (IND) application for ProHema and received permission from the FDA in April 2014 to proceed with conducting a clinical trial of ProHema in pediatric patients undergoing single umbilical cord blood transplant for the treatment of hematologic malignancies, or the PROMPT study, under this amended IND application. Our IND amendment for the PROMPT study details the clinical protocol for the conduct of the trial and includes information on how we plan to conduct the clinical trial with a formulation of ProHema having a reduced volume for the treatment of pediatric patients.

We also filed a new IND application in June 2014 for the clinical development of ProHema in pediatric patients undergoing single umbilical cord blood transplant for the treatment of inherited metabolic disorders, or IMDs, including certain lysosomal storage disorders, or LSDs. Our IND application for the treatment of pediatric patients with IMDs, or the PROVIDE study, details the clinical protocol for the conduct of the trial and includes data supporting our planned use of a reduced volume formulation of ProHema in pediatric patients. In July 2014, we received permission from the FDA to proceed with conducting the PROVIDE study.

The FDA has indicated that our plans to conduct the PROMPT study and the PROVIDE study using a reduced volume formulation of ProHema are acceptable.  Although we have initiated enrollment in the PUMA study and have received the FDA’s permission to initiate enrollment in the PROMPT and PROVIDE studies, the FDA may require us to generate additional preclinical, product or clinical data, including data supporting the use of our NRM formulation in these studies, or any other planned or subsequent clinical trials of ProHema.  The FDA may also require additional data to support the use of our reduced volume formulation of ProHema in our planned studies in pediatric patients, including the PROMPT and PROVIDE studies, or may impose other additional requirements for our clinical development activities for ProHema. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting the PUMA, PROMPT, or PROVIDE studies, or any other planned or subsequent clinical trials of ProHema. Any requirements to generate additional data or modify our protocols, or other additional comments, requirements or impositions by the FDA, may cause delays in the conduct of the PUMA study, the PROMPT study or the PROVIDE study, or other planned or subsequent clinical development activities for ProHema, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProHema, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema. Specifically, any comments, requirements or impositions by the FDA may cause delays in patient enrollment and in the conduct of, and the availability of data from, the PUMA, PROMPT or PROVIDE studies.

Any inability to advance ProHema or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would likely decline.

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

•                  delays in our ability to initiate, or enroll patients in, the PROMPT or PROVIDE studies;

•                  the introduction of our NRM formulation into our ongoing and planned clinical studies  may not produce the benefits that we currently anticipate or may result in unanticipated adverse effects;

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

•                  data monitoring committees may recommend suspension, termination or a clinical hold for various reasons, including concerns about patient safety;

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

The FDA has indicated that we will need to standardize the process for manufacturing ProHema across the multiple cell processing facilities at the clinical sites participating in our trials, and any delays in, or inability to, establish manufacturing protocols acceptable to the FDA will result in further delays to our clinical development plans. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which would adversely impact our business, financial condition and results of operations.

Moreover, our development costs will increase because we will be required to complete additional or larger clinical trials for product candidates from our HSC and Satellite Cell modulation platforms prior to FDA or other regulatory approval. We may not have adequate capital or other resources to commence or complete these additional or larger trials. If we experience delays in the completion of any clinical trial of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in commencing or completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, financial condition and prospects.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We will be required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates. Each indication for which we plan to evaluate our current product candidates represents a rare disease or condition with limited patient populations from which to draw participants in clinical trials. Due to our focus on the development of product candidates for the treatment of orphan hematologic malignancies, rare genetic diseases and muscular dystrophies, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are currently only a limited number of specialized transplant centers that perform HSCTs, and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of ProHema. Our ability to enroll patients in our clinical trials, including in our PUMA, PROMPT and PROVIDE studies of ProHema, is affected by factors including:

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

Interim results from ongoing clinical trials and results from preclinical studies and earlier clinical trials do not ensure that our ongoing or future clinical trials will be successful.

All of our product candidates are still in an early stage of development, and we cannot be assured that these trials will ultimately be successful. For example, although an independent data monitoring committee, or iDMC, supported the continuation of our PUMA study based upon the first of two scheduled interim data reviews, the PUMA study is not complete and the first interim data review, which was based upon data from a limited number of subjects who are still under evaluation in the study and subject to ongoing safety surveillance, may not be predictive of safety, and is not predictive of efficacy, for ProHema in the PUMA study. In addition, although the results of our Phase 1b ProHema-01 study in adults with hematologic malignancies undergoing double umbilical cord blood transplant demonstrated human proof-of-concept, we may not achieve or duplicate these results in the PUMA study or in planned additional clinical trials of ProHema, including the PROMPT or PROVIDE studies in pediatric patients.

The results of our ongoing and future clinical trials, including our PUMA, PROMPT and PROVIDE studies, may differ from interim results or from results achieved in earlier clinical trials or in preclinical studies for a variety of reasons, including:

•                  unexpected safety events may occur in patients enrolled in the PUMA study, including in patients who have already been reviewed by the iDMC, but remain subject to ongoing safety surveillance, and in patients who have not yet been reviewed by the iDMC;

•                  the use of our NRM formulation may not produce the potency and efficacy benefits observed in preclinical studies, or may result in unanticipated side effects in comparison to the standard processing media used in our Phase 1b ProHema-01 study;

•                  later-stage trials that enroll a larger number of patients may not produce the same or similar results as earlier trials with fewer patients;

•                  the expansion in the number of participating clinical centers and the variabilities among the centers may result in complexities in conducting clinical trials, which we may be unable to manage adequately;

•                  we may be unable to ensure the consistent manufacture of ProHema, which is required to be manufactured at cell processing facilities at each clinical center, across all participating clinical centers in the PUMA study or in any future clinical trials that we may conduct, including the PROMPT or PROVIDE studies;

•                  differences in the design of the Phase 2 PUMA study, such as additional conditioning regimens, expanded eligibility criteria, potential patient population changes based on additional clinical centers that are more geographically dispersed, and the addition of a concurrent control arm;

•                  our efforts to standardize and automate our ProHema manufacturing process to make it acceptable to FDA for entry into Phase 2 clinical trials, may make it less effective than the product manufactured during our Phase 1b ProHema-01 study or otherwise adversely affect ProHema; and

•                  we have not previously evaluated ProHema, or the reduced volume formulation of ProHema, in pediatric patients, and pediatric patients in our planned PROMPT and PROVIDE studies or subsequent clinical trials may experience side effects or other adverse events not observed in adult patients.

Additionally, because our Wnt7a analogs are still in preclinical development, we cannot assure you that any product candidates selected from our Satellite Cell modulation platform will demonstrate the safety, purity and efficacy profile necessary to support further preclinical study, clinical development or regulatory approval.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stages of development. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. Even if early stage clinical trials are successful, we may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

Our planned clinical development activities for ProHema in pediatric patients, including our PROMPT and PROVIDE studies, present additional operational, technical and timing risks.

Many clinical centers that could potentially participate in our pediatric clinical trials of ProHema are distinct and separate from the centers participating in our adult trials, and finding sufficient, capable centers that would be interested in participating in our pediatric trials may take additional time. There will be fewer eligible patients with hematologic malignancies and rare genetic disorders for our planned clinical trials in pediatric patients because the total number of pediatric patients who undergo allogeneic hematopoietic stem cell transplantation for the treatment of such diseases and disorders is lower than it is in adults. This may increase the time to commencement of our PROMPT and PROVIDE studies and could also further delay or limit our ability to enroll patients in these planned clinical trials.

Further, to evaluate ProHema in pediatric patients, we have modified the current formulation of ProHema to one that is suitable for children, due to their smaller size and requirement for smaller infusion volume. Although we have received permission from the FDA to use a formulation of ProHema having a reduced volume for the treatment of pediatric patients in our planned PROMPT and PROVIDE studies, the FDA may require us to generate additional preclinical, product, or clinical data to support the use of any reduced volume formulation of ProHema in these studies prior to or following their commencement, or in any subsequent trials of ProHema, or may impose other restrictions on the use of any reduced volume formulation of ProHema. Any such requirement or imposition may present technical challenges and may cause further delays in the commencement or conduct of our planned pediatric clinical trials, including the PROMPT and PROVIDE studies. Any delays in our planned clinical development activities for pediatric patients would have an adverse effect on our business operations.

Our Wnt7a analogs are still in preclinical development, which may not be successful. If we are unable to successfully complete preclinical studies and clinical trials of our Wnt7a analogs, our business will be harmed.

Our Wnt7a analogs are still in preclinical development. To our knowledge, there are no Wnt proteins currently undergoing clinical development, primarily due to certain molecular characteristics that hinder their effective development as biologic therapeutics. Although we believe we are the first company to produce an analog of a Wnt protein that is amenable to manufacture, formulation and administration for in vivo therapeutic use, we may encounter difficulties in manufacturing, formulating or administering our Wnt7a analogs, or we may otherwise observe undesirable safety or efficacy profiles in these product candidates as our development activities progress. Currently, we are conducting preclinical studies of our Wnt7a protein analog product candidates to evaluate their potential to promote muscle regeneration.

We may delay or cancel our ongoing and planned preclinical and clinical development activities for our Wnt7a analogs for a variety of reasons, including:

•                  the results of our ongoing or future preclinical studies or clinical trials may not demonstrate safety or a meaningful therapeutic benefit or support further development of, or may require us to significantly modify our development plans for, our Wnt7a analogs;

•                  the occurrence of product manufacturing difficulties including the inability to manufacture Wnt7a analogs in a sufficient quantity or supply or in a cost-effective manner, or to formulate Wnt7a analogs in a suitable form for administration, for use in our planned preclinical studies or clinical trials;

•                  the occurrence of adverse events associated with our Wnt7a analogs in preclinical development including in, or even after successful initial, toxicology studies, or in clinical trials that are viewed to outweigh their potential benefits;

•                  the FDA may require us to conduct additional preclinical studies or generate additional data before we are allowed to proceed with clinical development;

•                  difficulty in establishing or maintaining manufacturing relationships with third parties on acceptable terms, or in establishing or maintaining our own manufacturing capability, to produce and supply our Wnt7a analogs; and

•                  an inability to reach a consensus with regulatory agencies on clinical trial design, or to reach agreement on acceptable terms with prospective clinical research organizations and clinical trial sites, or to obtain required institutional review board, or IRB, approval at each clinical trial site, or to recruit suitable and sufficient numbers of patients, for the conduct of clinical trials for our Wnt7a analogs.

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

Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, adverse developments in clinical trials of potential stem cell therapies conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates. These regulatory authorities and advisory groups and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by the FDA’s advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, good manufacturing practices, or GMP, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

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

We are evaluating the possibility of seeking breakthrough therapy or fast track designation for some of our product candidates, although we may elect not to do so. A breakthrough therapy program is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. In contrast, a fast track program is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. Although we believe that ProHema or future product candidates that we may develop may qualify under either or both of the breakthrough therapy and fast track programs, we may elect not to pursue either of these programs, and the FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. In addition, the breakthrough therapy program is a relatively new program. As a result, we cannot be certain whether any of our current or future product candidates can or will qualify for breakthrough therapy designation. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

We expect to rely heavily on orphan drug status to develop and commercialize our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.

We expect to rely heavily on orphan drug exclusivity for ProHema and any future product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for human allogeneic HSCs ex vivo modulated with FT1050 for the enhancement of stem cell engraftment and in the European Union for ProHema for the treatment of acute myelogenous leukemia through the ex vivo modulation of allogeneic umbilical cord blood cells. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, the marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

We currently rely, and expect to continue to rely, on third-party suppliers for components that enable us to develop and use our NRM formulation for the manufacture of ProHema for use in our ongoing and planned clinical trials, including our  PUMA, PROMPT and PROVIDE studies, and any other subsequent clinical trials of ProHema. We have not entered into, and may not be able to enter into, clinical supply agreements for certain of the components necessary to produce our NRM formulation and may therefore fail to secure an adequate and reliable supply of these components to complete our planned clinical development of ProHema through to commercialization. Even if we are able to secure such clinical supply agreements, we may be limited to a sole manufacturer for certain of the components required in our NRM formulation. Accordingly, we cannot guarantee that we will have an adequate supply of NRM to complete our planned clinical development of ProHema, including any Phase 3 clinical trial or any other future clinical trials. In addition, if we are unable to secure adequate quantities of these components from our preferred suppliers, we may be required to identify alternate suppliers of these components, or to modify our NRM formulation. If we are required to change suppliers of our components, or modify our NRM formulation, the efficacy and potency of ProHema may be adversely affected. We also may be required to make further changes to our trial protocol or provide additional data to the FDA regarding the use of alternative components for our NRM formulation or a modified NRM formulation, which could delay our clinical development plans for ProHema and increase the costs required to complete our planned clinical development of ProHema. Any changes to our suppliers or components, modifications of our NRM formulation, or any delays to our clinical development plans could adversely impact our clinical development of ProHema and harm our business.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending our proprietary rights against third-party challenges. We are the owner of record of various patent applications pending in the United States and in certain foreign jurisdictions relating to ProHema and other therapeutic compositions of stem cells that have been pharmacologically modulated to enhance their therapeutic properties, and methods of manufacturing the cellular compositions. In addition, we own a number of patent applications pending in the United States and in certain foreign jurisdictions relating to our Wnt analogs, covering compositions of matter, processes for preparing such Wnt proteins and formulations, and the modulation of satellite cells. We are currently not the owner of record of any patents specifically covering our product candidates, and we cannot be certain that any patents will issue to us with claims that cover our ProHema and Wnt product candidates.

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

Due to the patent laws of a country, or the decisions of a patent examiner in a country, or our own filing strategies, we may not obtain patent coverage for all of our product candidates or methods involving these candidates.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours that claims priority to an application filed prior to March 16, 2013, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, changes enacted on March 15, 2013 to the U.S. patent laws resulted in the United States changing from a “first to invent” country to a “first to file” country. As a result, we may lose the ability to obtain issued patents if a third party files with the patent office first. Other countries have similar laws that permit secrecy of patent applications, and such patent applications may be entitled to priority over our applications in such jurisdictions.

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

There are several clinical-stage development programs that seek to improve human umbilical cord blood transplantation through the use of ex vivo expansion technologies to increase the quantity of HSCs for use in HSCT or the use of ex vivo differentiation technologies to increase the quantity of hematopoietic progenitor cells for use in HSCT. Although there are currently no approved pharmaceutical products specifically for the treatment of muscular dystrophies, we are aware of several other companies with product candidates in various stages of development for the treatment of muscular dystrophies. In addition, many universities and private and public research institutes may develop technologies or secure intellectual property of interest to us, but license them to our competitors. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than ProHema or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

As we increase the number of our ongoing clinical trials, advance our product candidates through preclinical studies and clinical trials and undertake any additional product development programs, we will need to increase our product development, scientific and administrative headcount to manage these programs. Our management, personnel and systems currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•                  successfully attract and recruit new employees or consultants with the requisite expertise and experience;

•                  manage our clinical programs effectively;

•                  develop a marketing and sales infrastructure in the event we receive regulatory approval for any product candidate; and

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

We rely on our scientific founders and other scientific and clinical advisors and consultants to assist us in formulating our research, development and clinical strategies. These advisors and consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, these advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting relationships with our scientific founders or if they provide services to our competitors, our development and commercialization efforts may be impaired and our business may be significantly harmed.

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

We are party to a loan and security agreement that contains operating and financial covenants that may restrict our business and financing activities.

In July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, pursuant to which we have been extended a term loan in the principal amount of $10.0 million and may borrow up to an additional $10.0 million in term loans, subject to certain conditions.  Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights.  The loan and security agreement restricts our ability to:

•                  sell, transfer or other dispose of any of our business or property, subject to limited exceptions;

•                  make material changes to our business or management;

•                  enter into transactions resulting in significant changes to the voting control of our stock;

•                  make certain changes to our organizational structure;

•                  consolidate or merge with other entities or acquire other entities;

•                  incur additional indebtedness or create encumbrances on our assets;

•                  pay dividends, other than dividends paid solely in shares of our common stock, or make distributions on and, in certain cases, repurchase our stock;

•                  enter into transactions with our affiliates;

•                  repay subordinated indebtedness; or

•                  make certain investments.

In addition, we are required under our loan agreement to comply with various affirmative operating covenants.  The operating covenants and restrictions and obligations in our loan and security agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies.  Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and eliminate our eligibility to receive additional loans under the agreement.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either as when such obligations become due, when they mature, or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our business operations and financial condition.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods, droughts and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood or drought, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters are located in San Diego, California, a region known for seismic activity. In addition, natural disasters could affect our third-party service providers’ ability to perform services for us on a timely basis. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or prevented. In addition, if a catastrophe such as an earthquake, fire, flood, drought or power loss should affect one of the third parties on which we rely, our business prospects could be harmed. For example, if a central laboratory holding all of our clinical study samples were to suffer a catastrophic loss of their facility, we would lose all of our samples and would have to repeat our studies. In addition, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole.

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

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

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

We have incurred net losses in each year since our inception and as of June 30, 2014, we had an accumulated deficit of approximately $99.6 million. We expect to continue to incur losses for the foreseeable future, including in connection with our ongoing clinical trials of ProHema and our other ongoing and planned preclinical and clinical development activities for ProHema and our Wnt7a analogs, and we expect these losses to increase as we continue our development of, and seek regulatory approval for, our product candidates. In addition, if we receive approval to market any of our product candidates, we will incur additional losses as we build an internal sales and marketing organization to commercialize any approved products. We also expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials, preclinical studies or the development of any of our product candidates. The amount of our future net losses will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•                  the progress, costs, results and timing of the PUMA study, the PROMPT study, the PROVIDE study and any subsequent clinical trials of ProHema;

•                  the progress, costs, results and timing of our ongoing and any additional preclinical studies, any IND-enabling studies and any clinical trials of our Wnt7a analogs;

•                  our ability to initiate, and the size, progress, costs, results and timing of additional future clinical trials, including any registrational clinical trials for ProHema or any clinical trials for our Wnt7a analogs, that will be necessary to support any application for regulatory approval of our product candidates; and

•                  our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights.

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

Market volatility may affect our stock price.

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

•                  actual or anticipated changes in our product development activities and business prospects relative to our competitors;

•                  competition from existing products or new products that may emerge;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•                  failure to meet or exceed financial or business projections of the investment community or that we provide to the public;

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

As of August 7, 2014, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 67% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as on our operations. Any equity financing, or any issuance of securities that may be converted, exercised or exchanged for shares of our capital stock, will result in dilution to our stockholders and may cause the market price of our stock to decline, and any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, intellectual property or product candidates or otherwise agree to terms unfavorable to us.

Future sales of shares by existing stockholders could cause our stock price to decline.

In March 2014, approximately 12.4 million shares of our common stock became eligible for sale by our shareholders in the public market upon the expiration of lock-up agreements that were entered into in connection with our IPO, although a portion of such shares held by our affiliates are subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. Certain holders of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investor rights agreement. In addition, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Further, the shares subject to outstanding options under our equity incentive plans will, and the shares reserved for future issuance under our equity incentive plans may, become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders, including our employees and executive officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. Actual or potential sales by our existing stockholders, including our employees and executive officers, could also be viewed negatively by other investors.

We will have broad discretion in how we use our existing cash. We may not use our existing cash effectively, which could affect our results of operations and cause our stock price to decline.

We will have considerable discretion in the application of our existing cash, including the net proceeds from our IPO and the proceeds available to us under our loan and security agreement with Silicon Valley Bank. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. We may use these proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest our cash resources in a manner that does not produce income or that loses value.

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

We are an “emerging growth company” and intend to continue availing ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken, and intend to continue to take, advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be lower than otherwise or may be more volatile.

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

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future, and we are subject to restrictions on the payment of dividends under our loan and security agreement with Silicon Valley Bank. Consequently, an investor’s only opportunity to achieve a return on the investment in us will be if the market price of our common stock appreciates and the investor sells shares at a profit. There is no guarantee that the price of our common stock in the market will ever exceed the price that an investor paid.

Our ability to use our net operating loss carryforwards may be subject to limitation and may result in increased future tax liability to us.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous private placements of preferred stock or after the issuance of shares of common stock in connection with our IPO. In the event we have undergone an ownership change under Section 382, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a)             During the fiscal quarter ended June 30, 2014, we issued and sold the following unregistered securities:

In June 2014, we issued an aggregate of 38,463 shares of common stock to the former holders of exchangeable shares in our Canadian subsidiary, Fate Therapeutics (Canada) Inc., pursuant to a contractual obligation in connection with the achievement of a preclinical milestone event. These shares were deemed to be issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

Fate Therapeutics, Inc.

Date: August 12, 2014	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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

4.2	Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates (1)

10.1#	Amended and Restated Loan and Security Agreement, dated as of July 30, 2014 by and between the registrant and Silicon Valley Bank (1)

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

(1)         Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36076), filed with the SEC on August 5, 2014 and incorporated herein by reference.