Form 10-Q
period 2014-09-30
FATE THERAPEUTICS INC
filed 2014-11-12
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from            to             .

Commission File Number 001-36067

FATE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1311552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3535 General Atomics Court, Suite 200, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 875-1800

(Registrant’s telephone number, including area code)

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

As of November 11, 2014, 20,569,399 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,530	$54,036
Prepaid expenses and other current assets	94	615
Total current assets	45,624	54,651
Property and equipment, net	1,240	810
Restricted cash	122	122
Other assets	24	—
Total assets	$47,010	$55,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,157	$682
Accrued expenses	2,010	2,039
Current portion of deferred rent	77	53
Repurchase liability for unvested equity awards	57	94
Long-term debt, current portion	611	1,732
Total current liabilities	3,912	4,600
Deferred rent	76	135
Accrued expenses	57	—
Long-term debt, net of current portion	9,389	—
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at September 30, 2014 and December 31, 2013; issued and outstanding shares — 20,562,773 at September 30, 2014 and 20,434,080 at December 31, 2013	21	20
Additional paid-in capital	139,714	137,337
Accumulated deficit	(106,159)	(86,509)
Total stockholders’ equity	33,576	50,848
Total liabilities and stockholder’s equity	$47,010	$55,583

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenues:
Collaboration revenue	$—	$209	$—	$626
Grant revenue	—	—	—	345
Total revenue	—	209	—	971
Operating expenses:
Research and development	4,080	3,378	12,570	8,976
General and administrative	1,904	1,979	6,391	4,768
Total operating expenses	5,984	5,357	18,961	13,744
Loss from operations	(5,984)	(5,148)	(18,961)	(12,773)
Other income (expense):
Interest income	—	2	1	3
Interest expense	(187)	(230)	(258)	(418)
Loss on extinguishment of debt	(432)	—	(432)	—
Change in fair value of exchangeable shares	—	(728)	—	(1,988)
Change in fair value of warrant liability	—	31	—	21
Total other expense, net	(619)	(925)	(689)	(2,382)
Net loss and comprehensive loss	$(6,603)	$(6,073)	$(19,650)	$(15,155)

Net loss per common share, basic and diluted	$(0.32)	$(4.81)	$(0.96)	$(12.24)
Weighted-average common shares used to compute basic and diluted net loss per share	20,489,181	1,262,546	20,435,073	1,238,567

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Operating activities
Net loss	$(19,650)	$(15,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	442
Issuances of common stock for technology	—	13
Stock-based compensation	1,822	1,169
Amortization of discounts and debt issuance costs	17	129
Noncash interest expense	76	134
Deferred rent	(35)	(185)
Deferred revenue	—	(63)
Stock-based milestone charges and change in fair value of exchangeable shares	375	2,334
Change in fair value of preferred stock warrants	—	(21)
Loss on disposal of assets	—	18
Loss on extinguishment of debt	3	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	520	(960)
Accounts payable and accrued expenses	236	1,350
Net cash used in operating activities	(16,265)	(10,795)
Investing activities
Purchase of property and equipment	(611)	(94)
Proceeds from sale of property and equipment	—	6
Net cash used in investing activities	(611)	(88)
Financing activities
Issuance of common stock, net of repurchases and issuance costs	146	23
Proceeds from (cost of) initial public offering, net of offering costs	—	(1,381)
Issuance of convertible promissory notes	—	23,736
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(1,750)	(1,500)
Payments for the issuance of debt	(26)	—
Net cash provided by financing activities	8,370	20,878
Net change in cash and cash equivalents	(8,506)	9,995
Cash and cash equivalents at beginning of the period	54,036	9,087
Cash and cash equivalents at end of the period	$45,530	$19,082

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                       Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company engaged in the discovery and development of pharmacologic modulators of adult stem cells to treat severe, life-threatening diseases. The Company’s approach utilizes established pharmacologic modalities, such as small molecules, and targets well-characterized biological mechanisms to program the fate and enhance the therapeutic potential of adult stem cells. The Company’s lead product candidate, ProHema, is an ex vivo programmed hematopoietic stem cell, or HSC, therapeutic, which is currently in clinical development for patients undergoing HSC transplantation. The Company is also applying its reprogramming modulators to develop human induced pluripotent stem cell-derived cellular therapeutics, and evaluating the in vivo programming of muscle satellite stem cells using its Wnt7a-based protein analogs for muscle regeneration.

As of September 30, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed by the Company with the SEC on March 17, 2014. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Beginning in 2011, revenue has been allocated to each element at the inception of the arrangement using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method requires that the estimated selling price for each element be based on vendor-specific objective evidence (“VSOE”) of fair value, which represents the price charged for each element when it is sold separately or, for an element not yet being sold separately, the price established by management. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value is acceptable, or a best estimate of selling price is used if neither VSOE nor TPE is available. A best estimate of selling price should be consistent with the objective of determining the price at which the Company would transact if the element were sold regularly on a stand-alone basis and should also take into account market conditions and company-specific factors. The Company has not entered into or materially modified any multiple element arrangements subsequent to 2010.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. For stock option grants for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants for which vesting is subject to both performance-based milestones and market conditions, which are valued using a lattice-based model.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 73,248 shares and 102,998 shares for the three months ended September 30, 2014 and 2013, respectively, and 80,645 shares and 111,614 shares for the nine months ended September 30, 2014 and 2013, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, exchangeable shares and common stock options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and nine months ended September 30, 2014, the Company realized a net loss of $6.6 million and $19.7 million, respectively. Shares of potentially dilutive securities totaled 2.5 million for each of the three and nine months ended September 30, 2014, including options to purchase 2.4 million shares of common stock.

For the three and nine months ended September 30, 2013, the Company realized a net loss of $6.1 million and $15.2 million, respectively. Shares of potentially dilutive securities totaled 9.5 million for each of the three and nine months ended September 30, 2013.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-10, which eliminated all incremental financial reporting requirements from U.S. GAAP for development stage entities, including inception-to-date information, the labeling of financial statements as those of a development stage entity, and the disclosure of a description of the development stage activities in which the entity is engaged. Effectively, ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. For public business entities, this guidance is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the guidance is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Accordingly, the Company elected the early adoption of ASU 2014-10 beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and will no longer disclose inception-to-date information or incremental financial reporting requirements related to development stage entities.

In May 2014, the FASB issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue. For public business entities, the guidance becomes effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. The Company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements.

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

During the nine months ended September 30, 2014, based on the achievement of certain preclinical milestones, 38,463 shares of the Company’s common stock were earned and issued, resulting in a $0.4 million charge to research and development expense.

In addition to the 38,463 shares of the Company’s common stock earned and issued during the nine months ended September 30, 2014, the Company may issue an additional 365,379 shares of the Company’s common stock based on the achievement of additional contractual milestones as follows: (i) 38,461 shares for the achievement of certain preclinical milestones, (ii) 211,538 shares for the achievement of certain clinical milestones and (iii) 115,380 shares for the achievement of certain commercialization milestones, such that the maximum aggregate number of shares of the Company’s common stock issuable in connection with the Verio acquisition is 884,605.

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

The changes in the number of shares of the Company’s common stock issuable, and the initial fair value of the issuable shares, are summarized as follows (in thousands, except share and per share amounts):

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents. As of September 30, 2014 and December 31, 2013, the carrying amount of cash equivalents was $40.3 million and $52.3 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of September 30, 2014 and December 31, 2013, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

Financial liabilities that were measured at fair value on a recurring basis included the preferred stock warrant liability and exchangeable shares for the periods the liabilities were outstanding. None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of September 30, 2014 and December 31, 2013, the Company had no material liabilities measured at fair value on a recurring basis.

4.                    Long-Term Debt, Commitments and Contingencies

Long-Term Debt

Long-term debt and unamortized discount balances (excluding convertible debt) are as follows (in thousands):

	September 30, 2014	December 31, 2013

Long-term debt	$10,000	$1,750
Less current portion of long-term debt	(611)	(1,750)
Long-term debt, net of current portion	$9,389	$—

Current portion of long-term debt	$611	$1,750
Current portion of debt discount	—	(18)
Current portion of long-term debt, net	$611	$1,732

On July 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to the Company’s Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which are available until December 31, 2014 (each, a “Term B Loan”), the first of which shall be at least $5.0 million.

The Term A Loan matures on January 1, 2018, and the Term B Loans mature on the first day of the 42nd month after the month in which each Term B Loan funds. The Term A Loan bears interest at a fixed annual rate of 6.94% and the Term B Loans will bear interest at a fixed annual rate, to be determined on the funding date, equal to the greater of (i) 6.75% or (ii) the sum of (a) U.S. Treasury note yield to maturity for a thirty-six (36) month term, plus (b) five hundred ninety (590) basis points. Interest is payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurs. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and accrued interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. The Company is required to make a final payment fee of 7.5% of the funded amount for the Term A Loan and any Term B Loan.

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $0.4 million paid by the Company to the Bank. The remaining proceeds are expected to be used for working capital purposes, including the advancement of the Company’s research programs. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

The Company determined the repayment of the Loan Agreement was a debt extinguishment, and accounted for the Term A Loan at fair value as of the issuance date accordingly. During each of the three and nine months ended September 30, 2014, the Company recorded a loss on debt extinguishment of $0.4 million, primarily related to the commitment fee paid to the Bank and $0.2 million in aggregate interest expense related to the Restated LSA. The Company determined the effective interest rate of the Term A Loan to be 10.3%.

As part of the financing, upon the Company’s election to access the first Term B Loan, the Company will issue to the Bank and one or more of its affiliates warrants to purchase up to an aggregate of $0.4 million in shares of the Company’s common stock (the “Warrants”), subject to adjustment, at an exercise price equal to the average price per share over the preceding ten trading days prior to the funding of the first Term B Loan.

Facility Lease

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. The lease expires in June 2016. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of September 30, 2014, future minimum payments under the operating lease are $1.7 million.

5.                    Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price

Balance at December 31, 2013	1,726,991	$2.30
Granted	873,720	6.66
Canceled	(61,999)	5.29
Exercised	(90,230)	1.66
Balance at September 30, 2014	2,448,482	$3.81

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research and development	$280	$581	$1,074	$686
General and administrative	247	401	748	483
	$527	$982	$1,822	$1,169

As of September 30, 2014, the outstanding options included 160,526 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at September 30, 2014 was $0.7 million.

As of September 30, 2014, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $4.5 million and is expected to be recognized as expense over approximately 2.8 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	1.9%	1.6%
Expected volatility	94.5%	90.2%
Expected term (in years)	6.0	6.1
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Nine Months Ended September 30,
	2014	2013

Risk-free interest rate	2.2%	2.1%
Expected volatility	92.2%	90.3%
Remaining contractual term (in years)	6.7	7.3
Expected dividend yield	0.0%	0.0%

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of pharmacologic modulators of adult stem cells to treat severe, life-threatening diseases. Our novel approach utilizes established pharmacologic modalities, such as small molecules, and targets well-characterized biological mechanisms to program the fate and enhance the therapeutic potential of adult stem cells. Our lead product candidate, ProHema, is an ex vivo programmed hematopoietic stem cell, or HSC, therapeutic, which is currently in clinical development for patients undergoing HSC transplantation. We are also applying our reprogramming modulators to develop human induced pluripotent stem cell-derived cellular therapeutics and evaluating the in vivo programming of muscle satellite stem cells using our Wnt7a-based protein analogs for muscle regeneration. We believe that the product candidates generated by our stem cell modulation platforms have significant potential as life-changing or curative therapeutics across a broad range of orphan indications.

Since our inception in 2007, we have devoted substantially all of our resources to the discovery and development of pharmacologic modulators of adult stem cells, the development of our stem cell modulation platforms, the clinical and preclinical advancement of our product candidates, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these operations. To date, we have funded our operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes and through commercial bank debt.

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

We do not expect to generate any revenues from therapeutic product sales until we successfully complete development and obtain regulatory approval for one or more of our product candidates, if at all, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and ability to develop our product candidates.

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facility in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Canada that were outstanding at September 30, 2014 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration activities and grant revenues.

Collaboration revenues have been generated exclusively from our collaboration arrangement with Becton, Dickinson and Company, or BD. In September 2010, we entered into a worldwide exclusive license and collaboration agreement with BD for the joint development and worldwide commercialization of certain induced pluripotent stem cell, or iPSC, tools and technologies for use in drug discovery and development. The license and collaboration agreement was assigned by BD to Corning Incorporated in October 2012. In connection with the agreement, we received an upfront, non-refundable license payment, and received research funding for the conduct of joint development activities during the three-year period ending in September 2013. We are eligible to receive certain commercialization milestones and royalties on the sale of iPSC reagent products. In connection with the arrangement with BD, we recognized $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, as collaboration revenue in our consolidated statements of operations. Our three-year joint development period under our license and collaboration agreement with BD concluded in September 2013. We do not anticipate generating any significant revenues under the arrangement with BD in the future.

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

Research and Development Expenses

Research and development expenses consist of development costs associated with our stem cell modulation platforms and our therapeutic product candidates. These costs are expensed as incurred and include:

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

From inception through September 30, 2014, we have incurred $69.6 million in research and development expenses. We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our stem cell modulation platforms and our initial therapeutic product candidates. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

•                  initiating and conducting our Phase 1b clinical trial of ProHema to examine its safety and curative potential in pediatric patients with inherited metabolic disorders, or IMDs, including lysosomal storage disorders, or LSDs, undergoing allogeneic HSCT (the PROVIDE study); and

•                  researching the therapeutic potential of human induced pluripotent stem cell-derived cellular therapeutics and evaluating the in vivo programming of muscle satellite stem cells using our Wnt7a-based protein analogs for muscle regeneration,

We cannot determine with certainty the timing of initiation, the duration and the completion costs of current or future preclinical studies and clinical trials of our therapeutic product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development and given the early stage of our programs, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates, including ProHema. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

The following table summarizes our research and development expenses by major programs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

HSC modulation platform	$2,573	$977	$6,874	$3,491
Other preclinical programs and technologies	784	1,128	3,473	2,879
Total direct research and development expenses	3,357	2,105	10,347	6,370
Unallocated expenses	723	1,273	2,223	2,606
Total research and development expenses	$4,080	$3,378	$12,570	$8,976

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on cash and cash equivalents; interest expense on convertible notes and on amounts outstanding under our credit facilities; losses on debt extinguishments; changes in fair value of the exchangeable share liability, while outstanding, relating to the total exchangeable shares held by the prior stockholders of Verio; and changes in fair value of the warrant liability, while outstanding, relating to our preferred stock warrants.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase /
	2014	2013	(Decrease)

Collaboration revenue	$—	$209	$(209)
Grant revenue	—	—	—
Research and development expense	4,080	3,378	702
General and administrative expense	1,904	1,979	(75)
Total other income (expense), net	(619)	(925)	(306)

Revenue.  We did not generate any revenue for the three months ended September 30, 2014, compared to $0.2 million of revenue generated for the three months ended September 30, 2013. The decrease was due to the expiration of the three-year joint development period under our license and collaboration agreement with BD in September 2013. We do not expect to generate any significant revenue under this agreement in the future.

Research and development expenses.  Research and development expenses were $4.1 million for the three months ended September 30, 2014, compared to $3.4 million for the three months ended September 30, 2013. The $0.7 million increase in research and development expenses primarily reflects the following:

•                  $0.7 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the evaluation of our other product candidates;

•                  $0.6 million increase in third-party professional consultant and service provider expenses relating to the conduct of our PUMA clinical study and the preparation for the commencement of our PROMPT and PROVIDE clinical studies; and

•                  $0.3 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our PUMA clinical study and the preparation for the commencement of our PROMPT and PROVIDE clinical studies; which were partially offset by a

•                  $0.5 million decrease in non-employee stock-based compensation expense; and a

•                  $0.3 million non-cash charge during the three months ended September 30, 2013 related to the achievement of a pre-clinical milestone under our agreement with the former Verio stockholders.

General and administrative expenses.  General and administrative expenses were $1.9 million for the three months ended September 30, 2014, compared to $2.0 million for the three months ended September 30, 2013.  The $0.1 million decrease in general and administrative expenses primarily reflects the following:

•                  $0.4 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the expansion of our financial and administrative operations; which was offset by a

•                  $0.4 million decrease in non-employee stock-based compensation expense; and a

•                  $0.2 million decrease in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.6 million for the three months ended September 30, 2014, compared to $0.9 million for the three months ended September 30, 2013.  The change in other expense was primarily due to a fair value charge on the exchangeable share liability of $0.7 million during the three months ended September 30, 2013and a $0.4 million loss on debt extinguishment during the three months ended September 30, 2014 related to the Restated LSA.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		Increase /
	2014	2013	(Decrease)

Collaboration revenue	$—	$626	$(626)
Grant revenue	—	345	(345)
Research and development expense	12,570	8,976	3,594
General and administrative expense	6,391	4,768	1,623
Total other income (expense), net	(689)	(2,382)	(1,693)

Revenue.  We did not generate any revenue for the nine months ended September 30, 2014, compared to $1.0 million of revenue generated for the nine months ended September 30, 2013. The decrease was due to the completion of our TATRC grant in May 2013 and the expiration of the three-year joint development period under our license and collaboration agreement with BD in September 2013. We do not expect to generate any significant revenue under these agreements in the future.

Research and development expenses.  Research and development expenses were $12.6 million for the nine months ended September 30, 2014, compared to $9.0 million for the nine months ended September 30, 2013.  The $3.6 million increase in research and development expenses primarily reflects the following:

•                  $1.8 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the preclinical development of our other product candidates;

•                  $1.2 million increase in third-party professional consultant and service provider expenses relating to our preparation for, and the commencement and conduct of, our PUMA clinical study and our preparation for the commencement of our PROMPT and PROVIDE clinical studies; and

•                  $0.8 million increase in expenditures for laboratory equipment and supplies relating to our preparation and conduct of our clinical trials, and the conduct of our preclinical programs; which were partially offset by a

•                  $0.4 million decrease in non-employee stock-based compensation expense.

General and administrative expenses.  General and administrative expenses were $6.4 million for the nine months ended September 30, 2014, compared to $4.8 million for the nine months ended September 30, 2013.  The $1.6 million increase in general and administrative expenses primarily reflects the following:

•                  $1.2 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the expansion of our financial and administrative operations; and

•                  $0.8 million increase in third-party financial and legal professional service provider and insurance expenses to support our operations as a public company; which were partially offset by

•                  $0.3 million decrease in intellectual property-related expenses; and

•                  $0.3 million decrease in non-employee stock-based compensation expense.

Other expense, net.  Other expense, net was $0.7 million for the nine months ended September 30, 2014, compared to $2.4 million for the nine months ended September 30, 2013. The change in other expense was primarily due to a fair value charge on the exchangeable share liability of $2.0 million during the nine months ended September 30, 2013  and a $0.4 million loss on debt extinguishment during the nine months ended September 30, 2014 related to the Restated LSA.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2014, we had an accumulated deficit of $106.2 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased $5.5 million from $10.8 million for the nine months ended September 30, 2013 to $16.3 million for the nine months ended September 30, 2014. The primary driver of operating cash requirements was the increase in our net loss for 2013 and 2014. During the nine months ended September 30, 2014, we used cash from operating activities of $16.4 million, while our net loss was $19.7 million. The difference was a result of $0.7 million net change in our operating assets and liabilities and $2.6 million of non-cash charges and deferrals, including $1.8 million of stock-based compensation, a $0.4 million non-cash exchangeable share charge related to the achievement of a preclinical milestone under our agreement with the former stockholders of Verio, and $0.4 million of depreciation expense.

Investing Activities

During the nine months ended September 30, 2014 and 2013, investing activities used cash of $0.6 million and $0.1 million, respectively, for the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $8.4 million for the nine months ended September 30, 2014 related primarily to $10.0 million of proceeds from long-term debt, partially offset by the pay down of principal on outstanding long-term debt of $1.8 million. Financing activities provided cash of $20.9 million for the nine months ended September 30, 2013 primarily related to $23.8 million from the issuance of convertible promissory notes, partially offset by $1.5 million from the pay down of principal on our outstanding long-term debt and $1.4 million related to IPO costs.

From our inception through September 30, 2014, we have funded our consolidated operations primarily through the public sale of our common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2014, we had cash and cash equivalents of $45.5 million.

Our IPO on October 4, 2013 resulted in net proceeds of $40.5 million. We also repaid a total of $1.7 million in cash of outstanding principal and accrued interest on convertible notes in connection with the IPO.

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the “Loan Agreement”).  Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to our Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which are available until December 31, 2014 (each, a “Term B Loan”), the first of which shall be at least $5.0 million.

The Term A Loan matures on January 1, 2018, and the Term B Loans mature on the first day of the 42nd month after the month in which each Term B Loan funds. The Term A Loan bears interest at a fixed annual rate of 6.94% and the Term B Loans will bear interest at a fixed annual rate, to be determined on the funding date, equal to the greater of (i) 6.75% or (ii) the sum of (a) U.S. Treasury note yield to maturity for a thirty-six (36) month term, plus (b) five hundred ninety (590) basis points. Interest is payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurs. We are required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter we are required to repay the principal and accrued interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. We are required to make a final payment fee of 7.5% of the funded amount for the Term A Loan and any Term B Loan.

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $400,000 paid by us to the Bank.  The remaining proceeds are expected to be used for working capital purposes, including the advancement of our research programs. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

As part of the financing, upon our election to access the first Term B Loan, we will issue to the Bank and one or more of its affiliates warrants to purchase up to an aggregate of $0.4 million in shares of our common stock (the “Warrants”), subject to adjustment, at an exercise price equal to the average price per share over the preceding ten (10) trading days prior to the funding date of the first Term B Loan.

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

We believe our existing cash and cash equivalents as of September 30, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we may require additional capital for the further development of our existing product candidates and, in addition to the funds available under the Restated LSA with the Bank entered into in July 2014, we may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual Obligations and Commitments

In July 2014, we entered into the Restated LSA with the Bank.  Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, of which we have drawn on $10.0 million to date. See Note 4 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2014 consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Risks Related to the Discovery, Development and Regulation of Our Product Candidates

If we fail to complete the preclinical or clinical development of, obtain regulatory approval for, or successfully commercialize, ProHema, or otherwise fail to develop or commercialize additional product candidates from our hematopoietic stem cell, or HSC, and Satellite Cell modulation platforms, our business would be significantly harmed.

Our initial product candidate, ProHema, is currently in Phase 2 clinical development.  We have not completed clinical development for any of our product candidates and will only obtain regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authorities in well-designed and conducted clinical trials that the product candidate is manufactured in accordance with FDA requirements, is safe, pure and potent, and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results, and our product candidates may fail to demonstrate in clinical trials the necessary attributes required for approval. A failure of any one of our product candidates in any one or more clinical trials may occur at any stage.

We have never obtained marketing approval from the FDA or any comparable foreign regulatory authority for any product candidate. Our ability to obtain marketing approval of our product candidates depends on, among other things, completion of additional preclinical studies and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit of the product candidates, and whether the regulatory agencies agree that the data from our clinical trials and our manufacturing processes are sufficient to support approval for any of our product candidates. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct more preclinical studies and clinical trials than we currently anticipate. Even if we do receive FDA or other regulatory agency approval to market our product candidates, we may not be successful in commercializing approved product candidates.

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

•                  delays in our ability to continue enrolling patients in the PUMA study;

•                  delays in our ability to initiate, or enroll patients in, the PROMPT or PROVIDE studies;

•                  the introduction of our NRM formulation into our ongoing and planned clinical trials, and the introduction of our reduced volume formulation into our planned pediatric clinical trials, may not produce the benefits that we currently anticipate or may result in unanticipated adverse effects;

•                  the occurrence of unexpected safety events in any current or subsequent clinical trial of ProHema may impact our ability to conduct or complete any ongoing or planned clinical trial of ProHema;

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

•                  failure of clinical trial sites to manufacture ProHema consistently under the correct conditions at their cell processing facilities for use in our clinical trials;

•                  delays by third-party manufacturers in the production of, or their failure to manufacture to the appropriate specifications, the critical reagents necessary for the manufacture of ProHema;

•                  the commercial availability of other materials necessary for the manufacture of ProHema;

•                  delays or difficulties in achieving study endpoints and completing data analysis for a trial;

•                  regulators or clinical site institutional review boards, or IRBs, may not authorize us to commence or recommence a clinical trial;

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

•                  patients may fail to complete clinical trials due to safety issues, side effects, or other reasons;

•                  our product candidates may demonstrate a lack of safety or efficacy during clinical trials; and

•                  changes in regulatory requirements and guidance that require us to amend clinical trial protocols to reflect these changes.

The FDA has indicated that we will need to standardize the process for manufacturing ProHema, and that ProHema used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our processes for the manufacture of ProHema. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA could require us to incur additional development costs or result in further delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema. Any such events could delay or prevent our ability to obtain regulatory approval or commercialize our product candidates, which would adversely impact our business, financial condition and results of operations.

Moreover, our development costs may increase because we may be required to complete additional or larger clinical trials for product candidates prior to FDA or other regulatory approval. We may not have adequate capital or other resources to commence or complete these additional or larger trials. If we experience delays in the completion of any clinical trial of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in commencing or completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, financial condition and prospects.

The preclinical and clinical development of our product candidates, including ProHema, will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back or cease our research and development activities and operations.

We are currently advancing ProHema through clinical development and conducting other research and development activities. Developing therapeutic products, including conducting preclinical studies and clinical trials of cell therapeutics, is expensive. We will require substantial additional capital in order to complete the clinical development of, and to commercialize, ProHema, and to conduct the research and development and clinical and regulatory activities necessary to bring other product candidates to market. If the FDA or comparable foreign regulatory authorities require that we perform additional preclinical studies or clinical trials at any point, our expenses would further increase beyond what we currently expect, and the anticipated timing of any future clinical development activities and potential regulatory approvals would likely be delayed. Raising funds in the current economic environment may be difficult and additional funding may not be available on acceptable terms, or at all.

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•                  the progress, costs, results and timing of the PUMA study, the PROMPT study, the PROVIDE study and any subsequent clinical trials of ProHema;

•                  the progress, costs, results and timing of our ongoing and any additional research and development activities, including activities in connection with our Wnt7a analogs and iPSC-derived cell therapeutics;

•                  our ability to initiate, and the size, progress, costs, results and timing of additional future clinical trials, including any registrational clinical trials for ProHema, that will be necessary to support any application for regulatory approval of our product candidates; and

•                  our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights.

Some of these factors are outside of our control. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. This period could be shortened if there are any significant or unanticipated increases in spending on our development programs or operations. In addition, our current cash position will not be sufficient to complete the advanced clinical development, including Phase 3 clinical trials, of ProHema, or clinical trials of any other product candidates that we may develop, that would be necessary to support an application for regulatory approval. Accordingly, we will continue to require substantial additional capital. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our products under development.

If we are required to secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or curtail our operations, which will have a material adverse effect on our business, operating results, prospects, and market price of shares of our common stock.

Interim results from ongoing clinical trials and results from preclinical studies and earlier clinical trials do not ensure that our ongoing or future clinical trials will be successful.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. For example, although an independent data monitoring committee, or iDMC, supported the continuation of our PUMA study based upon the first of two scheduled interim data reviews, the PUMA study has not been completed and the first interim data review, which was based upon data from a limited number of subjects who are still under evaluation in the study and subject to ongoing safety surveillance, may not be predictive of safety or efficacy for ProHema in the PUMA study. In addition, although the results of our completed Phase 1b ProHema-01 study in adults with hematologic malignancies undergoing double umbilical cord blood transplant demonstrated human proof-of-concept, we may not achieve or duplicate these results in the PUMA study or in planned additional clinical trials of ProHema, including the PROMPT or PROVIDE studies in pediatric patients.

The results of our ongoing and future clinical trials, including our PUMA, PROMPT and PROVIDE studies, may differ from interim results or from results achieved in earlier clinical trials or in preclinical studies for a variety of reasons, including:

•                  unexpected safety events may occur in patients enrolled in the PUMA study, including patients who have already been reviewed by the iDMC, but remain subject to ongoing safety surveillance, and patients who have not yet been reviewed by the iDMC;

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

•                  we may be unable to ensure the consistent manufacture of ProHema, which is currently manufactured at cell processing facilities at each clinical center, across all participating clinical centers in the PUMA study or in any future clinical trials that we may conduct, including the PROMPT or PROVIDE studies;

•                  differences in the design of the Phase 2 PUMA study, such as additional conditioning regimens, expanded eligibility criteria, potential patient population changes based on additional clinical centers that are more geographically dispersed, and the addition of a concurrent control arm;

•                  our efforts to standardize and automate our ProHema manufacturing process to make it acceptable to the FDA for entry into Phase 2 or subsequent clinical trials may make it less effective than the product manufactured during our Phase 1b ProHema-01 study or may otherwise adversely affect the safety, purity, potency or effectiveness of ProHema; and

•                  we have not previously evaluated ProHema, or the reduced volume formulation of ProHema, in pediatric patients, and pediatric patients in our planned PROMPT and PROVIDE studies or subsequent clinical trials may experience side effects or other adverse events not observed in adult patients.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and initial results from a clinical trial do not necessarily predict final results. Even if our ongoing and planned clinical trials are successful, we will need to conduct registrational clinical trials and may need to conduct additional clinical trials for product candidates in additional patient populations or under different treatment conditions before we are able to seek approvals from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to demonstrate the required characteristics to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates. Each indication for which we plan to evaluate our current product candidates represents a rare disease or condition with limited patient populations from which to draw participants in clinical trials. Due to our focus on the development of product candidates for the treatment of orphan diseases and rare genetic disorders, we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants, or HSCTs, and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of ProHema. Our ability to enroll patients in our clinical trials, including in our PUMA, PROMPT and PROVIDE studies of ProHema, is affected by factors including:

•                  the ability to identify, solicit and recruit a sufficient number of patients;

•                  severity of the disease under investigation;

•                  design of the trial protocol;

•                  the relatively small size and nature of the patient population for the trial in question;

•                  eligibility criteria for the trial in question;

•                  perceived risks and benefits of the product candidate under study;

•                  availability of competing therapies and clinical trials;

•                  efforts to facilitate timely enrollment in clinical trials;

•                  the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted;

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

Our clinical development of ProHema could be substantially delayed if the FDA requires us to conduct unanticipated studies or trials or imposes other requirements or restrictions.

In December 2012, we initiated a Phase 2 clinical trial of ProHema in adult patients undergoing double umbilical cord blood transplant for hematologic malignancies, or the ProHema-03 study, where standard processing media was used for the manufacture of ProHema. We notified the FDA in May 2013 of our election to pause enrollment of the ProHema-03 study to incorporate the use of our NRM formulation in the manufacture of ProHema. In August 2013, we submitted to the FDA preclinical and product development data supporting the use of our NRM formulation in the manufacture of ProHema and that its use should not result in additional safety risks. We also submitted an amended protocol defining how we planned to resume our clinical development of ProHema using our NRM formulation.

In March 2014, we initiated enrollment of our Phase 2 clinical trial of ProHema using our NRM formulation in adult patients undergoing double umbilical cord blood transplant for hematologic malignancies, or the PUMA study, following our submission to the FDA of manufacturing and product data for ProHema, which were generated using the NRM formulation intended for clinical use.

We submitted an amendment to our existing Investigational New Drug (IND) application for ProHema and received clearance from the FDA in April 2014 to proceed with conducting a clinical trial of ProHema in pediatric patients undergoing single umbilical cord blood transplant for the treatment of hematologic malignancies, or the PROMPT study, under this amended IND application. Our IND amendment for the PROMPT study details the clinical protocol for the conduct of the trial and includes information on how we plan to conduct the clinical trial with a formulation of ProHema having a reduced volume for the treatment of pediatric patients.

We also filed a new IND application in June 2014 for the clinical development of ProHema in pediatric patients undergoing single umbilical cord blood transplant for the treatment of inherited metabolic disorders, or IMDs, including certain lysosomal storage disorders, or LSDs. Our IND application for the treatment of pediatric patients with IMDs, or the PROVIDE study, details the clinical protocol for the conduct of the trial and includes data supporting our planned use of a reduced volume formulation of ProHema in pediatric patients. In July 2014, we received clearance from the FDA to proceed with conducting the PROVIDE study.

The FDA has indicated that our plans to conduct the PROMPT study and the PROVIDE study using a reduced volume formulation of ProHema is acceptable for patients to be enrolled in the study.  Although we are presently conducting the PUMA study and have received FDA clearance to initiate enrollment in the PROMPT and PROVIDE studies, the FDA may require us to generate additional preclinical, product or clinical data, including data supporting the use of our NRM formulation in these studies, as a condition to continuing or initiating these trials and any other subsequent clinical trials of ProHema.  The FDA may also require additional data to support the use of our reduced volume formulation of ProHema in our planned studies in pediatric patients, including the PROMPT and PROVIDE studies, or may impose other additional requirements for our clinical development activities for ProHema. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting the PUMA, PROMPT, or PROVIDE studies, or any other subsequent clinical trials of ProHema. Any requirements to generate additional data or modify our protocols, or other additional comments, requirements or impositions by the FDA, may cause delays in the conduct of the PUMA study, the PROMPT study or the PROVIDE study, or other subsequent clinical development activities for ProHema, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProHema, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema. Specifically, any comments, requirements or impositions by the FDA may cause delays in patient enrollment and in the conduct of, and the availability of data from, the PUMA, PROMPT or PROVIDE studies.

Further, if the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•                  be delayed in obtaining regulatory approval for our product candidates, if at all;

•                  obtain approval for indications or patient populations that are not as broad as intended or desired;

•                  obtain approval with labeling that includes significant use or distribution restrictions or safety warnings or contraindications;

•                  be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements; or

•                  have regulatory authorities withdraw their approval of the product or impose restrictions on its use.

Patients undergoing treatment with ProHema may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events that are unrelated to our product candidates.  While these side effects or adverse events are unrelated to our product candidates, they may still impact the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. Any of these events could prevent us from advancing ProHema or other product candidates through clinical development, and from obtaining FDA approval, and would impair our ability to commercialize our product candidates.  Any inability to advance ProHema or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

Our planned clinical development activities for ProHema in pediatric patients, including our PROMPT and PROVIDE studies, present additional operational, technical and timing risks.

Many clinical centers that could potentially participate in our pediatric clinical trials of ProHema are distinct and separate from the centers participating in the PUMA study, and finding sufficient, capable centers that would be interested in participating in our pediatric trials may take additional time. There are fewer eligible patients with hematologic malignancies and rare genetic disorders for our PROMPT and PROVIDE studies because the total number of pediatric patients who undergo allogeneic HSCT for the treatment of such diseases and disorders is lower than it is in adults. This may increase the time to commencement of our planned and future pediatric studies, or may delay or limit our ability to enroll patients in these studies, and any of these events may impair our ability to complete our planned and future pediatric studies, including our PROMPT and PROVIDE studies.

Further, to evaluate ProHema in pediatric patients, we have created a reduced volume formulation of ProHema for children, due to their smaller size and requirement for smaller infusion volume. Although we have received permission from the FDA to use a formulation of ProHema having a reduced volume for the treatment of pediatric patients in our planned PROMPT and PROVIDE studies, the FDA may require us to generate additional preclinical, product, or clinical data to support the use of any reduced volume formulation of ProHema in these studies prior to or following their commencement, or in any subsequent trials of ProHema, or may impose other restrictions on the use of any reduced volume formulation of ProHema. Any such requirement or imposition may present technical challenges and may cause further delays in the commencement or conduct of our planned pediatric clinical trials, including the PROMPT and PROVIDE studies. Any delays in our planned clinical development activities for pediatric patients would have an adverse effect on our business operations.

In addition, the reduced volume formulation of ProHema that we plan to use in our PROMPT and PROVIDE studies may not have the same functional and biological characteristics as the formulation of ProHema used in our preclinical studies and our PUMA study.  The reduced volume formulation of ProHema may not demonstrate the same or similar results as shown in earlier studies, or may result in unanticipated side effects or other adverse events not observed in studies using the standard volume formulation of ProHema.

Our product candidates from our HSC and Satellite Cell modulation platforms are currently undergoing research and preclinical development, which may not be successful. If we are unable to successfully complete preclinical studies and development of our product candidates, our business will be harmed.

Product candidates from our HSC and Satellite Cell modulation platform are still in research and preclinical development, and we cannot assure you that any product candidates identified from our HSC and Satellite Cell modulation platforms, including our Wnt7a analogs and any induced pluripotent stem cell-derived myogenic progenitor cell therapeutic, or iMPC, will demonstrate the safety, purity and efficacy profile necessary to support further preclinical study, clinical development or regulatory approval.

We may delay or cancel our ongoing research and development activities for our product candidates, including our Wnt7a analogs or any iMPC therapeutics, for a variety of reasons, including:

•                  the results of our ongoing or future research and development activities may not demonstrate safety or a meaningful therapeutic benefit or support further development of, or may require us to significantly modify our development plans for, our product candidates;

•                  difficulty identifying, designing or establishing appropriate, reproducible and predictive preclinical models for demonstration of safety and efficacy of our product candidates in one or more potential therapeutic areas for clinical development;

•                  the occurrence of product manufacturing difficulties, including the inability to manufacture our product candidates in a sufficient quantity or in a cost-effective manner, or to formulate our product candidates in a suitable form for use in our planned preclinical studies;

•                  the occurrence of adverse events associated with our product candidates in preclinical development including in, or even after successful initial toxicology studies, that are viewed to outweigh their potential benefits;

•                  difficulty in establishing or maintaining manufacturing relationships with third parties on acceptable terms, or in establishing or maintaining our own manufacturing capability, to produce and supply our product candidates in sufficient quantity to support research and development of such product candidates; or

•                  our inability to secure strategic partners which may be necessary for advancement of our product candidates into clinical development or commercialization.

Any delay in, or cessation of, our research and development activities could materially harm our business.

Because our product candidates are based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

Our product candidates are based on our novel HSC and Satellite Cell modulation platforms, and unexpected problems related to these new technologies may arise that can cause us to delay, suspend or terminate our development efforts. Regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them.

Stem cell therapies represent a relatively new therapeutic area, and the FDA has cautioned consumers about potential safety risks associated with these therapies. To date, there are relatively few approved stem cell products. In addition, there are currently no approved products in any major territory throughout the world with a label designation that supports the use of a product to improve multi-lineage engraftment or survival in patients undergoing HSCT, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in the United States or other jurisdictions for ProHema or any other product candidates that we may develop. We face regulatory uncertainty associated with the development of our product candidates, including ProHema, due to the requirement that ProHema be manufactured in close proximity to transplant centers within a short period of time before transplantation, which may present unprecedented additional complexities associated with ensuring consistent manufacture in compliance with FDA regulatory requirements, the rapid release nature of ProHema, and the degree of qualification testing necessary for administration of ProHema.

Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, the FDA or other regulatory bodies may change the requirements or modify the potential regulatory pathways for approval of any of our product candidates. These regulatory authorities and advisory groups, or anynew requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by the FDA’s advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current good manufacturing practices, or cGMP, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, delay regulatory approval or modify the potential regulatory pathway of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We may not elect or be able to take advantage of any expedited development or regulatory review and approval processes available to product candidates granted breakthrough therapy or fast track designation by the FDA.

We are evaluating the possibility of seeking breakthrough therapy or fast track designation for some of our product candidates. A breakthrough therapy program is for a product candidate intended to treat a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over available therapies on a clinically significant endpoint(s). A fast track program is for a product candidate that treats a serious or life-threatening condition, and nonclinical or clinical data demonstrate the potential to address an unmet medical need. Although we believe that ProHema or future product candidates that we may develop may qualify under either or both of the breakthrough therapy and fast track programs, we may elect not to pursue either of these programs, and the FDA has broad discretion whether or not to grant these designations. Accordingly, even if we believe a particular product candidate is eligible for breakthrough therapy or fast track designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive breakthrough therapy or fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw breakthrough therapy or fast track designation if it believes that the product no longer meets the qualifying criteria. Our business may be harmed if we are unable to avail ourselves of these or any other expedited development and regulatory pathways.

We expect to rely heavily on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.

We expect to rely heavily on orphan drug exclusivity for ProHema and potential future product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for human allogeneic HSCs ex vivo modulated with FT1050 for the enhancement of stem cell engraftment and in the European Union for ProHema for the treatment of acute myelogenous leukemia through the ex vivo modulation of allogeneic umbilical cord blood cells. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

For any product candidate for which we have been granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication in the United States, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

Risks Related to Our Reliance on Third Parties

We depend on facilities operated by transplant centers for the manufacture of ProHema under specific conditions. Any failure by these facilities to manufacture ProHema consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize ProHema.

ProHema is currently manufactured at clinical cell processing facilities operated by or affiliated with our clinical sites and is required to be manufactured in close proximity to the treatment site on the same day as product administration. The FDA has stated that we will be required to standardize the manufacture of ProHema, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProHema for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the use of our current manufacturing processes to manufacture ProHema for commercialization may require the clinical cell processing facilities at which ProHema is manufactured to be approved by applicable regulatory authorities, including the FDA, pursuant to inspections that would be conducted after a BLA, or other marketing application is submitted. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities. Because we do not control the activities of these clinical cell processing facilities, we are completely dependent on third parties for compliance with the FDA’s requirements and proper execution of the protocol for the manufacture of ProHema. Because of the requirement that ProHema be manufactured in close proximity to the transplant center within a short period of time before transplant, if the applicable clinical cell processing facilities are unable to manufacture ProHema in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes for the manufacture of ProHema, and our ability to commercialize ProHema may be impaired. To comply with applicable regulatory requirements and our protocols for the manufacture of ProHema, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials; or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. Clinical cell processing facilities may be unwilling or unable to comply with these regulatory requirements or with our protocols for the manufacture of ProHema, which could restrict or prohibit a given clinical center from manufacturing ProHema and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProHema may adversely affect the safety and efficacy profile of ProHema or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProHema in both the clinical and the commercial setting, which would have an adverse impact on our business.

We depend on third-party suppliers for various components of our NRM formulation for the manufacture of ProHema and do not have supply arrangements for certain of these components to complete clinical development.

We currently rely, and expect to continue to rely, on third-party suppliers for components that enable us to develop and use our NRM formulation for the manufacture of ProHema for use in our ongoing and planned clinical trials, including our PUMA, PROMPT and PROVIDE studies, and any other subsequent clinical trials of ProHema. We have not entered into, and may not be able to enter into, clinical supply agreements for certain of the components necessary to produce our NRM formulation and may therefore fail to secure an adequate and reliable supply of these components to complete our planned clinical development of ProHema through to commercialization. Even if we are able to secure such clinical supply agreements, we may be limited to a sole manufacturer for certain of the components required in our NRM formulation. Accordingly, we cannot guarantee that we will have an adequate supply of NRM to complete our planned clinical development of ProHema, including any Phase 3 clinical trial or any other future clinical trials. In addition, if we are unable to secure adequate quantities of these components from our preferred suppliers, we may be required to identify alternate suppliers of these components, or to modify our NRM formulation. If we are required to change suppliers of our components, or modify our NRM formulation, the efficacy and potency of ProHema may be adversely affected. We also may be required to make further changes to our trial protocol or provide additional data to the FDA regarding the use of alternative components for our NRM formulation or a modified NRM formulation, which could delay our clinical development plans for ProHema and increase the costs required to complete our planned clinical development of ProHema. Any changes to our suppliers or components, modifications of our NRM formulation, or any delays to our clinical development plans, could adversely impact our clinical development of ProHema and harm our business.

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

In the United States, cord blood banks are required to file a biologics license application, or BLA, and to meet certain continued regulatory requirements, in order to bank and provide CBUs for transplantation. CBUs from a cord blood bank that maintains a BLA are considered to be licensed and have a product label describing their intended use. While the FDA currently allows unlicensed CBUs to be used for transplantation, and we have used both unlicensed and licensed CBUs in the manufacture of ProHema for our clinical trials, the FDA may later prohibit the use of unlicensed CBUs for transplantation. Additionally, although CBUs from foreign cord blood banks, which are generally unlicensed, are currently available in the United States for use in transplantation and we have used CBUs from foreign cord blood banks in our clinical trials, changes in U.S. and foreign regulations may prohibit or limit the future use of foreign CBUs in the United States. Any inability to procure adequate supplies of CBUs will adversely impact our ability to develop and commercialize ProHema.

We currently rely on third parties to support the conduct of our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and expect to continue to rely upon third parties to monitor and manage data for our ongoing and planned clinical programs. We rely on these parties for execution of our clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and our third-party service providers are required to comply with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, as well as comparable foreign regulations and guidelines, for all of our product candidates in clinical development. Regulatory authorities enforce these GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party service providers or clinical trial sites fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our registrational clinical trials must be conducted with product produced under applicable regulatory requirements. We also rely on third parties to assist in conducting our preclinical studies, including IND-enabling studies, in accordance with good laboratory practices, or GLP. Failure by our third-party service providers to comply with applicable legal, regulatory or scientific standards in our clinical trials or our preclinical studies could negatively impact the results obtained in these trials or studies, and may require us to suspend or terminate ongoing preclinical studies or clinical trials, or repeat nonclinical and clinical trials or preclinical studies, which would harm our ability to complete the development of, and obtain regulatory approval for, our product candidates.

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

We expect to rely on third parties for the manufacture of our product candidates.

We do not expect to independently conduct all aspects of our product manufacturing, and may rely on third-party manufacturers for the manufacture of any product candidates that we may develop. These third-party manufacturers will be required to comply with applicable FDA regulatory requirements and other applicable laws and regulations. We will have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve the facilities of these third parties for the manufacture of our other product candidates or any products that we may successfully develop, or if it withdraws any such approval, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. In addition, we anticipate that the manufacture of our product candidates will be difficult, and it is possible that any third-party manufacturers that we engage may experience delays or technical challenged in such manufacture. Any of these factors would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, and would adversely affect our business.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection. If our patent position does not adequately protect our product candidates, others could compete against us more directly, which would harm our business, possibly materially.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our current and future product candidates, the processes used to manufacture them and the methods for using them, as well as successfully defending our proprietary rights against third-party challenges. We are the owner of record of various patent applications pending in the United States and in certain foreign jurisdictions relating to ProHema and other therapeutic compositions of stem cells that have been pharmacologically modulated to enhance their therapeutic properties, and methods of manufacturing the cellular compositions. In addition, we own a number of patent applications pending in the United States and in certain foreign jurisdictions relating to our product candidates. We are currently not the owner of record of any patents specifically covering our product candidates, and we cannot be certain that any patents will issue to us with claims that cover our ProHema and other product candidates.

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

We have exclusive licenses to over 100 patents and patent applications relating to our induced pluripotent stem cell (iPSC) technology, covering compositions of matter, processes for preparing such iPSCs and uses of iPSCs.

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

•                  the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which ProHema or any other product candidates that we may develop are administered;

•                  relative convenience and ease of administration;

•                  the willingness of the target patient population to try new therapeutics and of physicians to prescribe or recommend these therapeutics;

•                  the processes used to manufacture our product candidates, including ProHema, which may require cell processing facilities of transplant centers to comply with FDA regulatory requirements;

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•                  different regulatory pathways and requirements for approval of drugs and biologics in foreign countries;

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

We focus our research and product development on treatments for orphan diseases and rare genetic disorders. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we will be required to capture a significant market share to achieve and maintain profitability.

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

If we are unable to successfully manage our growth and the increased complexity of our operations, our business may be adversely affected.

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

In July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, pursuant to which we have been extended a term loan in the principal amount of $10.0 million and may borrow up to an additional $10.0 million in term loans, subject to certain conditions.  Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights.  The loan and security agreement restricts our ability, among other things, to:

•                  sell, transfer or otherwise dispose of any of our business or property, subject to limited exceptions;

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by participants in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates and any products for which we obtain marketing approval. There is a risk that our product candidates may cause adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We carry product liability insurance and we believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. In addition, under some of our agreements with clinical trial sites, we are required to indemnify the sites and their personnel against product liability and other claims. A successful product liability claim or series of claims brought against us or any third parties whom we are required to indemnify could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for a variety of reasons. Such events, whether or not resulting from our product candidates, could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our development and commercialization efforts, delay our regulatory approval process, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

We have incurred net losses in each year since our inception and as of September 30, 2014, we had an accumulated deficit of approximately $106.2 million. We expect to continue to incur losses for the foreseeable future, including in connection with our ongoing and planned clinical trials of ProHema and our other ongoing and planned research and development activities. We expect these losses to increase as we continue our development of, and seek regulatory approval for, our product candidates. In addition, if we receive approval to market any of our product candidates, we will incur additional losses as we build an internal sales and marketing organization to commercialize any approved products. We also expect our expenditures to increase as we add infrastructure and personnel to support our operations as a public company. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

Because of the numerous risks and uncertainties associated with pharmaceutical and biological product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials, preclinical studies or the research and development of any of our product candidates. The amount of our future net losses will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Market volatility may affect our stock price.

The market price of shares of our common stock could be subject to wide fluctuations as a result of many risks listed in this section, and others beyond our control, including:

•                  the timing of the initiation or completion of, and the availability of data from, our clinical trials and preclinical studies;

•                  the results of our clinical trials and preclinical studies;

•                  the results of clinical trials of our competitors’ product candidates or of other stem cell therapeutics in general;

•                  developments concerning our owned or licensed intellectual property rights;

•                  changes in laws or regulations applicable to stem cell therapeutics generally or our product candidates in particular, including but not limited to regulatory pathways and clinical trial requirements for approvals;

•                  changes in the markets for HSCT products and in the field of stem cell therapeutics, or changes in the markets for other diseases targeted by our product candidates;

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

As of November 7, 2014, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 67% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights, the market price of our common stock and on our operations. In addition, if we seek funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have filed a registration statement on Form S-3 that provides for the sale of up to $100 million aggregate of common stock, preferred stock, debt securities, warrants and/or units by us from time to time in one or more offerings. The registration statement became effective on October 15, 2014.  If we sell common stock, preferred stock or other securities that may be converted, exercised or exchanged for shares of our capital stock, such sale or issuance of securities may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders.  In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations.  Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders.

Future sales of shares by existing stockholders could cause our stock price to decline.

In March 2014, approximately 12.4 million shares of our common stock became eligible for sale by our shareholders in the public market upon the expiration of lock-up agreements that were entered into in connection with our initial public offering, or IPO, although a portion of such shares held by our affiliates are subject to volume limitations and other conditions pursuant to Rule 144 of the Securities Act. Certain holders of our common stock have the right to require us to register these shares under the Securities Act pursuant to an investor rights agreement. In addition, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Further, the shares subject to outstanding options under our equity incentive plans will, and the shares reserved for future issuance under our equity incentive plans may, become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If our existing stockholders, including our employees and executive officers, sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. Actual or potential sales by our existing stockholders, including our employees and executive officers, could also be viewed negatively by other investors.

We will have broad discretion in how we use our existing cash. We may not use our existing cash effectively, which could affect our results of operations and cause our stock price to decline.

We have considerable discretion in the application of our existing cash, including the net proceeds from our IPO and the proceeds available to us under our loan and security agreement with Silicon Valley Bank, and expect to have similar discretion over the use of any additional funds that we may raise. We expect to use our existing cash to fund research and development activities and for working capital and general corporate purposes, including funding the costs of operating as a public company. We may use these proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest our cash resources in a manner that does not produce income or that loses value.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we have incurred, and will continue to incur, significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, laws, regulations and standards applicable to public companies relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC and The NASDAQ Stock Market, impose various requirements on public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested, and intend to continue to invest, resources to comply with new and evolving laws, regulations and standards applicable to public companies, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from other key activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, stockholder activism in public companies, the political climate, and the risk of governmental or regulatory proceedings could make it more expensive for us to secure and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Fate Therapeutics, Inc.

Date: November 12, 2014	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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

4.2	Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates. (1)

10.1	Amended and Restated Loan and Security Agreement, dated as of July 30, 2014 by and between the registrant and Silicon Valley Bank. (1)

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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)         Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-36076), filed with the SEC on August 5, 2014 and incorporated herein by reference.