Form 10-K
period 2014-12-31
FATE THERAPEUTICS INC
filed 2015-03-12
CIK 1434316

Use these links to rapidly review the document

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-36076

FATE THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1311552 (I.R.S. Employer Identification No.)
3535 General Atomics Court, Suite 200, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

(858) 875-1800
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $111,535,150 as of June 30, 2014 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant's common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of outstanding shares of the registrant's common stock, par value $0.001 per share, as of March 12, 2015 was 20,637,217.

INCORPORATION BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant's 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this annual report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2014.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements, which represent our intent, belief or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

  •
  the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;

  •
  our ability to obtain and maintain regulatory approval of ProHema and any of our other future product candidates;

  •
  our plans to research, develop and commercialize our product candidates;

  •
  the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

  •
  our ability to develop sales and marketing capabilities, whether alone or with potential collaborators, to commercialize our product candidates, if approved;

  •
  our ability to successfully commercialize our product candidates, if approved;

  •
  the potential price and degree of market acceptance of our product candidates;

  •
  the size and growth of the potential markets for our product candidates and our ability to serve those markets;

  •
  regulatory developments and approval pathways in the United States and foreign countries for our product candidates;

  •
  our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

  •
  our ability to obtain funding for our operations;

  •
  the accuracy of our estimates regarding revenues, expenses and capital requirements; and

  •
  the additional risks and other factors described under the caption "Risk Factors" under Item 1A of this Annual Report on Form 10-K.

        The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we assume no obligation to update our forward-looking statements, even if new information becomes available in the future

        In this Annual Report on Form 10-K, unless the context requires otherwise, "Fate Therapeutics," "Company," "we," "our," and "us" means Fate Therapeutics, Inc. and its subsidiaries.

ITEM 1.    Business

General Description of Our Business

        We are a clinical-stage biopharmaceutical company engaged in the development of programmed cellular therapeutics for the treatment of severe, life-threatening diseases. We have built a novel platform to program the function and fate of cells ex vivo using pharmacologic modulators, such as small molecules. We are focused primarily on developing programmed hematopoietic cellular candidates as therapeutic entities for the treatment of hematologic malignancies, rare genetic disorders, and diseases resulting from the dysregulation of the immune system. We were incorporated in Delaware in 2007, and are headquartered in San Diego, CA.

Our Product Pipeline

        The following table summarizes our programmed cellular therapeutic candidates currently in development and those currently in research:

Program	Therapeutic Target	Status
Development Programs
ProHema	Hematologic	Phase 2 (adults)
FT1050-modulated UCB	Malignancies	Phase 1b (pediatric)
ProHema	Inherited Metabolic	Phase 1b (pediatric)
FT1050-modulated UCB	Disorders
Programmed mPB	Hematologic	IND enablement
FT1050+FT4145-modulated mPB	Malignancies
Research Programs
Programmed Hematopoietic Cells	Immune Regulation	Preclinical
hiPSC-derived Hematopoietic Cells	Not disclosed	Research
hiPSC-derived Myogenic Progenitor Cells	Muscle Regeneration	Research

"UCB" refers to hematopoietic cells within umbilical cord blood.

"mPB" refers to hematopoietic cells within mobilized peripheral blood.

"hiPSC" refers to human induced pluripotent stem cells.

Our Cell Programming Approach

        The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of medical benefit exists across a broad spectrum of severe, life-threatening diseases. One of the most successful and widespread applications of cellular therapeutics is within the setting of hematopoietic stem cell transplantation, or HSCT, with over 60,000 procedures performed worldwide on an annual basis. HSCT holds curative potential for patients afflicted with hematologic malignancies, such as leukemia and lymphoma, and with rare genetic disorders, such as inherited metabolic disorders and immune deficiencies.

        Building upon this well-established medical precedent, the clinical investigation of isolated hematopoietic cells, such as CD34+ cells and T cells, as therapeutic entities for the treatment of human diseases is rapidly expanding. In fact, in the United States alone, over 1,200 clinical trials of hematopoietic cellular therapeutics are currently being conducted, including a growing number of trials with genetically-engineered hematopoietic cells. Many of these clinical trials are investigating potentially transformative uses of hematopoietic cellular therapeutics for the treatment of hematologic and solid malignancies, genetic disorders and immunological diseases.

        While advancements in the isolation, expansion, manufacturing and engineering of hematopoietic cells have opened new avenues for their use as therapeutic entities, we believe the function of hematopoietic cells can be pharmacologically optimized to maximize therapeutic benefit. Since our founding, we have been dedicated to programming the function of cells ex vivo to improve their therapeutic potential. We have built a platform that enables us to systematically and precisely modulate ex vivo the biological properties of hematopoietic cells. Using advanced molecular characterization tools and technologies, we identify small molecule or biologic modulators that promote rapid and supra-physiologic activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of CD34+ cells or those involved in the persistence, proliferation and reactivity of T cells. We apply our deep understanding of the hematopoietic system to rapidly assess and quantify the therapeutic potential of programmed hematopoietic cells in vivo. Applying these capabilities in the settings of malignancies and rare genetic disorders, we aim to develop first-in-kind programmed hematopoietic cellular therapeutics with disease-transforming potential.

        Additionally, we have worked closely with our scientific founders to pioneer the derivation and differentiation of induced pluripotent stem cells, or iPSCs, a potentially disruptive technology to program the fate of cells ex vivo. iPSCs are pluripotent cells that have been reprogrammed through the expression of certain genes and factors, such that the cell's cellular and physiological traits are similar to those of an embryonic stem cell. We use our technology to isolate, genetically engineer, select and characterize iPSCs, at a single-cell level, for clonal expansion. We believe our iPSC platform has the potential to create large quantities of homogeneous cell populations in the hematopoietic lineage, such as CD34+ cells, T cells and natural killer (NK) cells, which can otherwise be limited in quantity, difficult to manufacture, heterogeneous in composition and unoptimized for efficacy. Based on this potential, we believe our iPSC platform may enable the development of a novel class of transformative cellular therapeutics.

Our Strategy

        We seek to develop and commercialize first-in-kind hematopoietic cellular therapeutics for the treatment of severe, life-threatening diseases based on our innovative cell programming approach. The key pillars of our strategy are to:

  •
  Efficiently develop and commercialize programmed hematopoietic cellular therapeutics addressing key unmet medical needs in allogeneic HSCT.  While over one million HSCT procedures have been performed to date with curative intent, we believe hematopoietic cells administered to patients undergoing HSCT can be therapeutically optimized. Using our cell programming approach, we seek to modulate the biological properties of donor-derived CD34+ cells and T cells ex vivo to drive long-term therapeutic benefits in vivo. We believe our programmed hematopoietic cellular candidates may significantly improve the curative potential of allogeneic HSCT by addressing major complications that currently contribute to the high morbidity and mortality of the procedure, such as delayed neutrophil engraftment and immune reconstitution, viral infections and graft-versus-host disease, or GvHD. We are developing our product candidates across a wide range of patient ages and a broad spectrum of hematologic malignancies and rare genetic disorders, using cell sources most commonly used in HSCT including umbilical cord blood and mobilized peripheral blood. Due to the rare disease nature of our target indications, we believe any pivotal clinical trials which we conduct will generally require relatively small numbers of patients. Additionally, because HSCT is a highly-specialized procedure performed at a limited number of centers, we intend to build our own focused sales and marketing capabilities to commercialize in a cost-efficient manner any products that we may successfully develop.

  •
  Leverage our scientific, clinical and regulatory expertise to build and advance a pipeline of programmed hematopoietic cells as therapeutic entities beyond the allogeneic HSCT setting.  Through the development of our initial product candidates, we have built a leadership position in the identification of pharmacologic modulators that promote rapid and supra-physiologic activation or suppression of therapeutically-relevant genes and cell-surface proteins on CD34+ cells, NK cells, and T cells. Additionally, we have built research, clinical and regulatory affairs teams that are experienced and skilled in the development of novel cellular therapeutics. We are leveraging this expertise to develop a product portfolio of programmed hematopoietic cellular therapeutics for severe, life-threatening diseases, and are currently investigating several attractive product opportunities including programmed CD34+ cells and programmed T cells for the regulation of the immune system. For example, using our screening platform, we have identified a combination of pharmacologic modulators which may enhance immuno-regulatory properties of CD34+ cells by upregulating the gene expression level of PD-L1, a key immunosuppressive protein, by more than 100 fold.

  •
  Selectively establish strategic research and development partnerships that tap our cell programming approach to maximize the therapeutic potential of hematopoietic cellular therapeutics.  Over 1,200 clinical trials of hematopoietic cellular therapeutics are currently being conducted in the United States, which include ground-breaking approaches for the treatment of cancer, auto-immune diseases, degenerative diseases and genetic disorders. Most of these clinical trials use CD34+ cells or T cells, including genetically engineered cells, as therapeutic entities which have not been programmed ex vivo to optimize their therapeutic potential. Using our ex vivo cell programming approach, we believe we have the potential to enhance the in vivo homing, proliferation and immuno-regulatory potential of CD34+ cells or the in vivo persistence, proliferation and reactivity of T cells, among other properties, to maximize the therapeutic potential of hematopoietic cellular therapeutics. We seek to collaborate with other companies engaged in the development of hematopoietic cellular therapeutics, tapping our cell programming approach to optimize the therapeutic potential of product candidates.

Our Development Programs

        We believe that ex vivo cell programming can positively affect the biological activity and therapeutic potential of cells in vivo, and that severe, life-threatening diseases can be addressed through the development of programmed hematopoietic cellular therapeutics. Our initial clinical product candidates are being developed as therapeutic entities for use in allogeneic HSCT.

        Allogeneic HSCT is a well-established procedure that has been performed globally for decades with curative intent in patients with a wide range of hematologic malignancies and rare genetic disorders, including inherited metabolic, immune and blood disorders. The procedure involves transferring donor-derived hematopoietic cells, including hematopoietic stem cells (HSCs) and T cells, to a patient following the administration of chemotherapy and/or radiation therapy. The biological properties of donor-derived CD34+ cells, including HSCs, and T cells each play an essential role in determining outcomes of allogeneic HSCT. Donor-derived HSCs have the unique ability to engraft and reconstitute a new blood and immune system, and donor-derived T cells have an important protective role following a transplant in eliminating residual cancer cells and providing protection against life-threatening infections. The engraftment of donor-derived HSCs is essential for successful reconstitution, and any delay or failure of HSC engraftment leaves a patient severely immuno-compromised and exposed to exceedingly high risk of early morbidity and mortality. Additionally, while the donor-derived T cells impart a critical immunotherapeutic effect, alloreactive T cells can result in a serious complication known as GvHD, where donor-derived T cells recognize antigens on patient's cells as foreign and attack the patient's cells.

        The number of HSCT procedures has increased steadily over the past two decades—more than 20,000 allogeneic HSCTs are performed annually worldwide. For most patients undergoing allogeneic HSCT, the procedure represents the only remaining therapeutic option available to achieve long-term disease-free remission and/or a functional cure. Disease-free survival rates of approximately 40-50% at two and five-years following HSCT have been reported in multi-center clinical experiences for the treatment of hematologic malignancies. The highest risk of relapse or death occurs during the initial months following the procedure, where the rate of relapse and non-relapse mortality is approximately 30-40% at six-months following HSCT.

  Programmed Umbilical Cord Blood for Allogeneic HSCT (ProHema)

        Our lead product candidate, ProHema, is an ex vivo programmed hematopoietic cellular therapeutic derived from umbilical cord blood. ProHema is produced by programming the biological properties of CD34+ cells and T cells of umbilical cord blood ex vivo using the small molecule modulator FT1050 (16,16 dimethyl prostaglandin E2, or dmPGE2). Our proprietary modulation process induces rapid activation of genes involved in the homing, proliferation and survival of HSCs and in the cell cycle, reactivity and anti-viral properties of T cells.

        Prostaglandin E2, or PGE2, was first identified in 2007 as a potent regulator of hematopoiesis by one of our scientific founders, Dr. Leonard Zon of The Children's Hospital Boston. Using a pioneering chemical screening approach in zebrafish embryo, Dr. Zon identified a number of small molecules that regulate processes involved in the development of the hematopoietic system. Dr. Zon subsequently showed that CD34+ cells modulated with dmPGE2 out-compete unmodulated CD34+ cells and preferentially reconstitute the hematopoietic system in a preclinical model of competitive HSCT.

        We are developing ProHema to enable the curative potential of HSCT in patients across a wide range of ages and a broad spectrum of life-threatening malignant diseases and rare genetic disorders. The United States Food and Drug Administration (FDA) has granted orphan designation for ProHema for the enhancement of stem cell engraftment to treat neutropenia, thrombocytopenia, lymphopenia and anemia, and the European Commission has granted orphan designation for ProHema for the treatment of acute myeloid leukemia.

  Adult Patients with Hematologic Malignancies

        Our Phase 2 PUMA Study.    We are currently conducting a randomized, controlled, open-label Phase 2 multi-center clinical trial of ProHema in adult subjects undergoing double umbilical cord blood transplantation (dUCBT) for the treatment of hematologic malignancies including acute lymphoblastic leukemia, acute myelogenous leukemia and non-Hodgkin lymphoma, a clinical trial which we refer to as the PUMA (ProHema in UMbilical cord blood transplant in Adults) study. The PUMA study is designed to enroll 60 subjects, age 15 to 65 years, and is currently being conducted at 11 leading allogeneic HSCT centers in the United States. Eligible subjects are being randomized, at a ratio of 2:1, with approximately 40 subjects expected to receive ProHema plus an unmanipulated cord blood unit, and approximately 20 concurrent control subjects expected to receive a standard dUCBT. Based upon physician choice, subjects are being treated with one of two conditioning regimens, an intense myeloablative regimen (MAC) or a reduced-intensity regimen (RIC), to destroy malignant cells and to prevent rejection of the donor hematopoietic cells. Randomization is being stratified by conditioning regimen. An independent Data Monitoring Committee (iDMC) is providing safety oversight during the conduct of the PUMA study. We expect data on the primary efficacy endpoint from the Phase 2 PUMA study to be available in the second half of 2015.

        The PUMA study is our first clinical investigation of ProHema where the CD34+ cells and T cells of umbilical cord blood are being programmed in a nutrient-rich media, which we refer to as our NRM formulation. Our prior clinical investigations of ProHema utilized a nutrient-free standard cell processing media for cell programming, a media which is commonly used throughout the HSCT setting today for the thawing and washing of umbilical cord blood units. We believe, based on a series of preclinical assessments, that the clinical potency and efficacy profile of ProHema may be significantly improved by programming CD34+ cells and T cells in our NRM formulation.

        Multiple clinical endpoints that contribute significantly to the overall morbidity and mortality of allogeneic HSCT are being evaluated in the PUMA study. These clinical endpoints include key measures of the hematopoietic reconstitution and immunotherapeutic potential of ProHema, including time to and incidence of neutrophil and platelet engraftment, rates of engraftment failure, bacterial infections, viral reactivation, GvHD, relapse of underlying disease and overall and disease-free survival. The primary endpoint of the PUMA study is based on a categorical analysis of neutrophil engraftment, and the clinical trial is powered to show with statistical significance that 70% of subjects with neutrophil engraftment in the ProHema treatment arm engraft prior to a pre-specified control day of neutrophil engraftment, which has been established as 26 days for subjects receiving MAC and 21 days for subjects receiving RIC. Complications from delayed or failed neutrophil engraftment following dUCBT are a leading contributor to non-relapse mortality, the risk of which increases several-fold in patients failing to achieve early neutrophil engraftment.

        We initiated enrollment of our PUMA study in March 2014. In December 2014, the PUMA study's iDMC conducted a pre-planned interim safety review. A total of 12 subjects that received ProHema were included in the interim review, which assessed safety, time to engraftment, rates of engraftment failure, infection, GvHD and early mortality. These initial data showed that subjects administered ProHema had an improved median time of neutrophil engraftment and an increased incidence of early neutrophil engraftment, as compared to the pre-specified control values of engraftment. Specifically, eight of 10 ProHema subjects receiving MAC achieved neutrophil engraftment, with a median time to engraftment of 20 days, and one of two ProHema subjects receiving RIC achieved neutrophil engraftment on Day 14. Six of the nine engrafting subjects administered ProHema achieved neutrophil engraftment prior to the applicable pre-specified control value of engraftment. Two early deaths prior to engraftment, which were both attributed to the toxicity of the conditioning regimen received by the subjects, were reported in the ProHema arm, and one subject administered ProHema failed to achieve neutrophil engraftment. Based on its consideration of the data available as well as historical outcomes reported from multi-center clinical experiences, the iDMC determined that ProHema had met established safety criteria and the nature and frequency of the adverse events did not show harm and was consistent with this patient population, and supported continuation of the PUMA study.

        The pre-specified control values of engraftment are based on multi-center reports published in the literature of historical median times to neutrophil engraftment in adult patients undergoing dUCBT in the United States. We plan to utilize the data from the concurrent control subjects in the PUMA study to provide context for validating the pre-specified control values of engraftment and for interpreting other clinical outcomes. As there is no substantive difference in eligibility or in treatment course between the concurrent control arms of our PUMA study and our initial Phase 2 ProHema-03 study described below, our assessment of the concurrent control subjects will include approximately 20 subjects from the concurrent control arm of the PUMA study and the three subjects from the concurrent control arm of the ProHema-03 study.

        If our PUMA trial is successful, we plan to seek additional regulatory guidance with the goal of initiating a registrational trial of ProHema, which may include both adult and pediatric patients undergoing UCBT for hematologic malignancies. Based on the initial regulatory guidance obtained to date, and preliminary statistical power calculations, we believe that a registrational program could consist of a single trial enrolling approximately 200 patients, with time to engraftment of neutrophils, platelets or both, as the primary endpoint to support approval, and that a single trial enrolling both adult and pediatric subjects may be sufficient for approval across both age groups, depending on the results.

        Our ProHema-03 Study.    In December 2012, we initiated a randomized, controlled, open-label Phase 2 multi-center clinical trial of ProHema in adult subjects undergoing dUCBT for the treatment of hematologic malignancies, a clinical trial which we refer to as our ProHema-03 study. The ProHema-03 study had the same design, subject population, inclusion criteria, conditioning regimens and schedule as the PUMA study, but used a nutrient-free standard cell processing media for the programming of CD34+ cells and T cells of umbilical cord blood. Eight subjects received ProHema plus an unmanipulated cord blood unit and three concurrent control subjects received a standard dUCBT. All subjects were conditioned using a MAC regimen. Seven of eight ProHema subjects achieved neutrophil engraftment, with a median time of engraftment of 28 days, and one subject failed to achieve neutrophil engraftment. All three concurrent control subjects achieved neutrophil engraftment, with a median time of engraftment of 31 days.

        We have continued to follow the subjects in the ProHema-03 study, and we intend to follow such subjects for the two-year period following HSCT. The one-year disease-free survival rate in the ProHema arm was 50%, as compared to 33.3% in the concurrent control arm, and the one-year overall survival rate in the ProHema arm was 50%, as compared to 33.3% in the concurrent control arm. As of January 31, 2015, there was no change in disease-free or overall survival rates from those reported at one-year following HSCT. Additionally, as of January 31, 2015, there are no reports of any subjects experiencing secondary graft failure; one subject in the ProHema arm and one subject in the concurrent control arm experienced Grade III acute GvHD, and one subject in the ProHema arm experienced Grade IV acute GvHD. Adverse events attributed to ProHema were primarily limited to common infusion-related side effects.

        In May 2013, we elected to pause enrollment in our ProHema-03 study, and we notified the FDA of our intent to generate data qualifying an optimized manufacturing process for ProHema using our NRM formulation. In August 2013, we submitted to the FDA an amendment to our Investigational New Drug (IND) application and an amended protocol defining how we planned to resume our Phase 2 clinical investigation of ProHema using our NRM formulation. Specifically, we stated that we planned to enroll approximately 40 subjects using our NRM formulation for the manufacture of ProHema. In March 2014, we submitted to the FDA manufacturing and product data incorporating our NRM formulation for the manufacture of ProHema, and we commenced enrollment of our Phase 2 PUMA study.

        Our ProHema-01 Study.    In September 2011, we completed a controlled, open-label Phase 1b clinical trial of ProHema in adult subjects undergoing dUCBT for the treatment of hematologic malignancies, a clinical trial which we refer to as our ProHema-01 study. All subjects were conditioned using a RIC regimen, and a nutrient-free standard cell processing media was utilized for the programming of CD34+ cells and T cells of umbilical cord blood.

        The ProHema-01 trial consisted of two cohorts of patients with acute leukemia, non-Hodgkin lymphoma and myelodysplastic syndrome: (1) an inactive cohort of nine subjects who received an unmanipulated cord blood unit and a cord blood unit modulated with FT1050 under biologically inactive conditions; and (2) the ProHema cohort of 12 subjects who received ProHema and an unmanipulated cord blood unit. The trial was conducted at the Dana Farber Cancer Institute and the Massachusetts General Hospital, and the results were compared against patient outcomes from a then-current historical control group of 53 adult patients with hematologic malignancies undergoing dUCBT with the same conditioning regimen at these same institutions.

        The primary objective was to evaluate the safety of allogeneic HSCT using ProHema plus an unmanipulated cord blood unit. Secondary objectives of the trial included the assessment of time to engraftment and 100-day survival. We observed the following potential clinical benefits in our ProHema-01 trial:

  •
  The ProHema cohort exhibited a statistically-significant improvement in time to neutrophil engraftment as compared to the historical control group (p=0.043);

  •
  The disease-free survival rate at Day 100 following HSCT was 100% in the ProHema cohort, as compared to 76% in the historical control group;

  •
  The cumulative incidence of neutrophil engraftment and the cumulative incidence of platelet engraftment in the ProHema cohort compared favorably to both the inactive cohort and the historical control group; and

  •
  Cytomegalovirus (CMV) reactivation occurred in only two of 12 subjects (17%) in the ProHema cohort during the one-year period following HSCT, which compares favorably to rates of CMV reactivation reported in the literature.

        The following table shows the results observed in the ProHema-01 trial with respect to the key measures of time to engraftment and rate of failure to achieve neutrophil engraftment:

Cohort	Median Time to Engraftment	Rate of Failure to Achieve Neutrophil Engraftment
ProHema (n=12)	17.5 days	0%
	[range 14 - 31 days]
Inactive (n=9)	22.0 days	11%
	[range 14 - 40 days]
Historical (n=53)	20.5 days	6%
	[range 13 - 70 days]

        We also evaluated the incidence of GvHD and observed, during the first 100-days following HSCT, there was an 8% incidence of Grade II-IV acute GvHD in the ProHema cohort, as compared to 17% in the historical control group. One subject in the ProHema cohort experienced mild chronic GvHD. The trial met all established safety criteria and demonstrated that ProHema was well tolerated. Adverse events attributed to ProHema consisted of mild to moderate infusion-related events consisting of rash, nausea, chills, flushing, abdominal pain, and cough, all of which are considered common transplant-related side effects. One subject with known coronary artery disease experienced transient myocardial ischemia that resolved promptly after completion of the infusion.

        We followed all subjects in the ProHema cohort for a two-year period following HSCT in accordance with the study protocol, at which time the study was concluded. During the two-year period following HSCT, there were no reports of any subject in the ProHema cohort experiencing secondary graft failure. In addition, the one-year and two-year disease-free survival rates in the ProHema cohort were 58.3% and 41.7%, respectively. The corresponding one and two-year overall survival rates in the ProHema cohort were 75.0% and 58.3%, respectively.

        Additionally, a retrospective analysis of the T cell compartment of subjects from our ProHema-01 study was conducted by the clinical investigators. The assessment revealed that, at Day 100 following HSCT, subjects who received ProHema showed a two-fold increase in the percentage of naïve and early memory T cell fraction within the CD8+ T cell compartment, as compared to subjects who received two unmanipulated cord blood units. Naïve and early memory CD8+ T cell populations are believed to play a key role in promoting immune reconstitution and viral immunity following HSCT. Consistent with these reported immuno-modulatory effects on CD8+ T cells, low rates of viral reactivation were observed in our ProHema-01 study. We believe these findings suggest that ex vivo programming using

FT1050 may also enhance the immuno-modulatory properties of T cells, and promote viral immunity and immune reconstitution following HSCT.

  Pediatric Patients with Rare Genetic Disorders

        The transformative effect of allogeneic HSCT, and umbilical cord blood transplantation in particular, across a broad spectrum of rare genetic disorders has been demonstrated and published in numerous clinical studies, case series and retrospective analyses of multi-national patient registries. It is estimated that over 50 rare genetic disorders, many of which are life-threatening and lack alternative therapeutic options, have been treated with allogeneic HSCT to date, including lysosomal storage disorders, such as Hurler syndrome, Krabbe disease and metachromatic leukodystrophy; peroxisomal storage disorders, such as adrenoleukodystrophy; hemoglobinopathies, such as sickle cell disease and certain thalassemias; inherited bone marrow failure syndromes, such as Fanconi anemia and Diamond-Blackfan anemia; and inherited immune deficiencies, such as Wiskott-Aldrich syndrome. Since allogeneic hematopoietic cells are sourced from healthy donors, we believe our product candidates have the inherent potential to correct genetic defects across a wide range of rare genetic disorders, whether they are caused by defective genes encoding enzymes, hemoglobin or other essential proteins.

        Inherited metabolic disorders, or IMDs, include a range of genetic enzyme deficiencies that interfere with critical metabolic pathways necessary to maintain normal organ function. In many of these disorders, the enzyme deficiency leads to cellular accumulation of toxic intermediates within the brain, causing progressive neurological damage that cannot be addressed with traditional enzyme replacement therapy. Long-term follow up of children with LSDs and peroxisomal storage disorders who underwent allogeneic HSCT has shown that the progressive worsening of many clinical manifestations can be prevented or substantially reduced through early allogeneic HSCT intervention. These effects have been attributed to the ability of donor-derived HSCs to home to and engraft within the central nervous system (CNS), where they give rise to microglia cells that become a permanent source of enzyme supply through a process called cross-correction.

        We believe the programming of CD34+ cells has the potential to significantly improve the homing of donor-derived cells across the blood-brain barrier, arresting degenerative neurological manifestations and improving the course of disease progression in pediatric patients with rare genetic disorders, such as IMDs. We have demonstrated in sub-lethally irradiated NSG mice that the modulation of human CD34+ cells with FT1050, as compared to unmanipulated CD34+ cells, significantly increases the number of human cells that home to and migrate across the blood-brain barrier into the CNS at 20 hours following administration. Additionally, in in vivo murine models of allogeneic HSCT, we have demonstrated that the use of FT1050-programmed donor CD34+ cells, as compared to unmanipulated donor CD34+ cells, led to a statistically-significant increase both in the engraftment of donor CD34+ cells (p=0.008) and in the donor-derived expression of iduronidase, the gene that is defective in patients with Hurler syndrome, in the brain (p=0.018) at eight weeks following administration.

CNS Engraftment	Enzyme mRNA in CNS

        Our Phase 1b PROVIDE Study.    During the first half of 2015, we plan to initiate an open-label Phase 1b multi-center clinical trial of ProHema in pediatric subjects undergoing single umbilical cord blood transplantation (sUCBT) for the treatment of IMDs, a clinical trial which we refer to as the PROVIDE (PROHema eValuation for the treatment of Inherited metabolic DisordErs) study. The PROVIDE trial is designed to enroll up to 12 subjects with various forms of IMDs, between the ages of 1 and 18, at up to three leading pediatric HSCT centers in the United States. The study inclusion criteria allow for the enrollment of pediatric subjects with sixteen different types of IMDs, including Hurler and Hunter syndromes, Krabbe disease and various other leukodystrophies, among others. While the primary endpoint of the PROVIDE study is safety as assessed by neutrophil engraftment, we plan to follow subjects for a two-year period following HSCT and regularly conduct a series of neuro-imaging and neuro-cognitive assessments to explore the potential of the programmed hematopoietic cells to provide long-term replacement of the otherwise deficient enzyme to the CNS. Subject to commencing enrollment in accordance with our plans, we expect to report initial topline data from our PROVIDE study in 2015.

  Pediatric Patients with Hematologic Malignancies

        Each year, over 3,500 children in the United States are diagnosed with leukemia, many of whom may ultimately require HSCT. For pediatric patients, the standard of care in umbilical cord blood transplantation for the treatment of hematologic malignancies utilizes a single cord blood unit. While the cell dose received by a pediatric patient from a single cord blood unit can be sufficient, data suggest that pediatric patients undergoing sUCBT are at high risk for experiencing delayed engraftment, graft failure and transplant-related morbidity and mortality.

        Our Phase 1b PROMPT Study.    In April 2014, the FDA permitted our IND amendment to go into effect for the clinical development of ProHema using our NRM formulation in pediatric patients undergoing sUCBT following myeloablative conditioning for the treatment of various hematologic malignancies, such as acute lymphoblastic leukemia and acute myeloid leukemia, a clinical trial which we refer to as the PROMPT (PROHema for the treatment of hematologic Malignancies in PediaTric patients) study. The PROMPT study is designed to enroll up to 18 subjects, between the ages of 1 and 18, at three leading pediatric HSCT centers in the United States. The primary endpoint of the PROMPT study is safety as assessed by neutrophil engraftment. The study will also evaluate various parameters of efficacy, including additional measures of neutrophil engraftment, platelet engraftment, rates of engraftment failure, GvHD, serious infections, and disease-free and overall survival. We are currently screening subjects for enrollment in our Phase 1b PROMPT study, and data on the primary endpoint is expected in the second half of 2015.

        Our ProHema-02 Study.    Our decision to conduct a Phase 1b clinical trial of ProHema in pediatric subjects undergoing sUCBT for hematologic malignancies was supported by a Phase 1 clinical trial that we conducted to determine safety in the setting of sUCBT in adult subjects with hematologic malignancies, a clinical trial which we refer to as the ProHema-02 trial. Qualifying subjects received a single ProHema cord blood unit following reduced-intensity conditioning. The primary endpoint of the trial was safety, and we analyzed a range of engraftment measures as well as rates of GvHD, relapse and survival. Of the eight subjects enrolled, six subjects, ages 39-63 years (median 43.5 years), were evaluable. Four of the six evaluable subjects engrafted at Days 17, 19, 22 and 37, and two subjects experienced primary graft failure. We followed all evaluable subjects for a one-year period following HSCT, at which time the study was concluded. During the one-year period following HSCT, there were no reports of any subject experiencing secondary graft failure. All four engrafting subjects were alive at Day 100, and two of the four engrafting subject were alive at one year, following HSCT. There were no reported incidents of acute or chronic GvHD. Adverse events attributed to ProHema were limited to common transplant-related side effects.

  Programmed Mobilized Peripheral Blood for Allogeneic HSCT

        Mobilized peripheral blood (mPB) is the predominant cell source used in HSCT. While the use of mPB is associated with faster rates of neutrophil and platelet engraftment compared to other cell sources, approximately 35-50% of patients develop severe viral infections, such as CMV infection, within the first 100 days following HSCT and approximately 50% of patients develop acute GvHD within the first 180 days following HSCT. We believe our cell programming approach has the potential to mitigate these T cell-mediated complications and improve outcomes in patients undergoing HSCT with mPB as a cell source.

        At the 56th Annual Meeting and Exposition of the American Society of Hematology in December 2014, we presented data showing that a newly-identified small molecule modulator, referred to as FT4145, synergizes with FT1050 to promote the supra-physiologic activation of genes implicated in the cell cycle, immune tolerance and anti-viral properties of T cells, as well as in the survival, proliferation and engraftment potential of CD34+ cells. Specifically, the programming of CD34+ cells with FT1050 and FT4145 resulted in a 60-fold increase in CXCR4 gene expression levels and a statistically-significant increase in engraftment as compared to unmodulated cells. Additionally, T cells programmed with FT1050 and FT4145 were found to have a 66% reduction of cell-surface protein expression of ICOS, a key T cell activation marker, and a statistically-significant reduction in proliferation rates as compared to unmodulated cells. We are currently preparing for an IND application for FT1050-FT4145 programmed mobilized peripheral blood, which we plan to submit to the FDA in 2015, to support the initiation of a clinical trial to assess our programmed mobilized peripheral blood candidate in adult subjects undergoing allogeneic HSCT for the treatment of hematologic malignancies.

  Nutrient-Rich Media Formulation

        We have incorporated our NRM formulation into all of our clinical development programs for ProHema, including our PUMA, PROMPT and PROVIDE studies. In the conduct of our ProHema-01, ProHema-02 and ProHema-03 clinical trials of ProHema, we utilized a nutrient-free standard cell processing media for cell programming, a media which is commonly used throughout the HSCT setting today for the thawing and washing of umbilical cord blood units. During the second quarter of 2013, we completed in vitro and animal studies demonstrating that the clinical potency and efficacy profile of ProHema may be significantly improved by programming the biological properties of CD34+ cells and T cells of umbilical cord blood in a nutrient-rich processing media. Using our NRM formulation, as compared to the use of nutrient-free standard cell processing media, we have shown that CD34+ cells programmed with FT1050 had an 8-fold increase in CXCR4 gene expression and a statistically significant increase in cell-surface protein expression of CXCR4, a key receptor implicated in the homing of HSCs to the bone marrow niche (p<0.05); and ex vivo programmed CD34+ cells exhibited a more than two-fold improvement in HSC engraftment at 12-weeks post-transplant in a xenograft mouse study (p=0.0005). We believe that the clinical potency and efficacy profile of ProHema may be significantly improved by programming CD34+ cells and T cells in our NRM formulation.

Our Research Programs

        We seek to leverage our scientific, clinical and regulatory expertise with ProHema to build a pipeline of programmed CD34+ cells and programmed T cells as therapeutic entities for use beyond the HSCT setting. We have built a leadership position in the identification of pharmacologic modulators, including combinations of modulators, that promote rapid and supra-physiologic activation or inhibition of therapeutically-relevant genes and cell-surface proteins on CD34+ cells and T cells. Additionally, our patent-protected iPSC technology allows us to engineer and program the fate of cells ex vivo, and we have demonstrated the potential to create large quantities of homogeneous cell populations, including hematopoietic cells and myogenic progenitor cells, that can otherwise be limited in quantity, difficult to manufacture, heterogeneous in composition and unoptimized for efficacy.

  Programmed Hematopoietic Cells

        We are currently investigating several attractive opportunities for programmed hematopoietic cellular candidates with disease-transforming potential, including programmed CD34+ cells and programmed T cells for the regulation of the immune system. Using our screening platform, we have identified a triple modulator combination of pharmacologic modulators that programs human CD34+ cells to express high levels of PD-L1, a key immunosuppressive protein. The role of the PD-1/PD-L1 pathway is being explored in the field of cancer immunotherapy and the recent clinical success of PD-1 checkpoint inhibitors to dramatically enhance the ability of T cells to eliminate cancer cells provides support for the potent immunosuppressive potential of PD-L1 expression. We are exploiting PD-L1 expression to limit the activity of activated T cells arising from an inflammatory or auto-immune response. Using a combination of three modulators, we have increased by greater than 100-fold the gene expression levels of PD-L1 on CD34+ cells during a transient ex vivo modulation. Additionally, CD34+ cells programmed with the three-modulator combination have been shown to significantly reduce the proliferation rates of activated T-cells using in vitro assays, as compared to unmodulated HSCs. The Company is currently investigating the in vivo therapeutic potential of PD-L1 programmed CD34+ cells to selectively home to sites of, and suppress, T cell proliferation and cytokine production. We aim to nominate an additional programmed hematopoietic cellular candidate for further development in 2015.

  iPSC-derived Cellular Therapeutics

        We believe iPSC technology has the potential to enable the next frontier in the development of cellular therapeutics. The seminal discovery that it is possible to reprogram the fate of fully-differentiated human cells ex vivo through the expression of certain genes and factors, such that the reprogrammed cell's cellular and physiological traits are similar to those of an embryonic stem cell, is one of the most remarkable scientific breakthroughs of the past decade and was recognized with the 2012 Nobel Prize in Science and Medicine. The advent of iPSCs, with their capacity to be cultured and expanded indefinitely in vitro and to serve as a potentially unlimited cell source for differentiation into specialized cell types, introduces a new and potentially disruptive strategy for modeling human disease and developing innovative cellular therapeutics.

        In collaboration with two of our Scientific Founders, Dr. Rudolf Jaenisch of the Whitehead Institute for Biomedical Research and Dr. Sheng Ding of the Gladstone Institute at UCSF, we have developed a proprietary, small molecule-enhanced iPSC platform. We believe our iPSC platform can enable the development of entirely new classes of autologous, allogeneic, and genome-edited cellular therapeutics with disease-transforming potential. Our patent-protected iPSC technology enables the isolation, genetic-engineering, selection and characterization of pluripotent cells, at the single-cell level, for clonal expansion. Additionally, we have demonstrated the potential to create large quantities of homogenous cell populations in the hematopoietic lineage, such as CD34+ cells, T cells and NK cells, which can otherwise be limited in quantity, difficult to manufacture, heterogeneous in composition and unoptimized for efficacy. We are currently applying our iPSC platform to the research and development of iPSC-derived cellular therapeutics for the treatment of hematologic, immunologic and skeletal muscle diseases and disorders.

Our Intellectual Property

  Overview

        We seek to protect our product candidates and our cell programming technology through a variety of methods, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and processes for their manufacture, our platform technologies and any other inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection and, in addition to filing and prosecuting patent applications in the United States, we typically file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Europe, Japan, Canada, Australia and China. We continually assess and refine our intellectual property strategy in order to best fortify our position, and we are prepared to file additional patent applications if our intellectual property strategy warrants such filings. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We have entered into exclusive license agreements with various academic and research institutions to obtain the rights to use certain patents for the development and commercialization of our product candidates.

        As of March 6, 2015, our intellectual property portfolio is currently composed of 107 issued patents, 148 patent applications that we license from academic and research institutions and 53 patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers our product candidates, including ProHema, our cell programming approach and our iPSC technology. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic cells and to iPSC technology.

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

  Intellectual Property Relating to the Programming of Hematopoietic Cells

        As of March 6, 2015, we own eight families of pending U.S. and foreign patent applications covering the programming of hematopoietic cells. This portfolio includes 24 pending applications relating to ProHema and other therapeutic compositions of hematopoietic cells that have been pharmacologically-modulated to enhance their therapeutic properties, and methods of manufacturing their cellular compositions. Applications in this portfolio include claims covering (i) therapeutic compositions of human hematopoietic cells that have been programmed ex vivo with one or more agents, such as a prostaglandin agonist, to guide their fate and optimize their therapeutic function in vivo and (ii) methods of improving HSCT and methods of treating patients requiring hematopoietic reconstitution, as well as disclosures of methods for preparing cell populations for HSCT. Our portfolio also includes applications relating to cell culture media, including our NRM formulation, for improved processing and programming of cells ex vivo and a cell potency assay for rapidly assessing and quantifying the biological function and therapeutic potential of programmed cell populations. Any U.S. patents issued from these applications will have statutory expiration dates between 2030 and 2034.

        Additionally, we have an exclusive license to an intellectual property portfolio consisting of two families of issued patents and pending patent applications co-owned by the Children's Medical Center Corporation and The General Hospital Corporation. As of March 6, 2015, we currently have exclusive rights to 20 issued patents and 23 pending patent applications in the United States and worldwide relating to methods for promoting tissue growth or regeneration (including the reconstitution of the hematopoietic system) using modulators that up-regulate the prostaglandin signaling pathway or its downstream mediators. These patent rights consist of issued U.S. patents (including U.S. Patents 8,168,428 and 8,563,310) claiming methods for promoting HSC engraftment and reconstitution through the ex vivo modulation of HSCs using FT1050, including HSCs obtained from cryopreserved cord blood, bone marrow and mobilized peripheral blood. Pending applications in the United States and foreign jurisdictions are directed to therapeutic compositions of HSCs derived from cord blood, wherein the cells have been modulated by increasing prostaglandin activity, methods of preparing these compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity. Any patents within this portfolio that have issued or may yet issue will have a statutory expiration date in 2027.

        We have also licensed exclusive rights to two families of patent applications from the Indiana University Research and Technology Corporation claiming methods of enhancing HSCT procedures by altering prostaglandin activity in HSCs and methods of enhancing viral transduction efficiency in the genetic engineering of stem cells including HSCs. These applications describe methods of increasing mobilization of stem cells from a stem cell donor, and methods for increasing HSC homing and engraftment in a stem cell transplant recipient. One family of applications is directed to preferentially modulating certain receptors present on HSCs to increase the therapeutic potential of such cells for homing and engraftment. Claims in these applications specifically cover the modulation of umbilical cord blood by altering prostaglandin activity and methods for increasing viral transduction efficiency for gene therapy. These applications are currently pending in the United States and in certain foreign jurisdictions, and U.S. patents, if issued, from the applications could have terms expiring in 2029 or 2030.

  Intellectual Property Relating to iPSC Technology

        As of March 6, 2015, we own three patent families with applications pending in the US and internationally directed to programming the fate of somatic cells ex vivo, including applications related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These applications cover novel methods of reprogramming and our proprietary small molecule-enhanced cell culture system which enables highly-efficient iPSC derivation, selection, engineering, characterization and expansion while maintaining high quality, homogeneous cells. Any patents issued from these applications will expire on dates ranging from 2031 to 2037.

        Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human pluripotent cells from somatic cells and, as of March 6, 2015, includes six issued U.S. patents (including U.S. Patents 8,071,369 and 7,682,828) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an Oct4 protein. Oct4 is the key pluripotency gene most commonly required for the generation of human iPSCs. These issued patents and any patents that may issue from these pending patent applications will expire on dates ranging from 2024 to 2029.

        We also have exclusive licenses from The Scripps Research Institute to a portfolio of seven patent families relating to compositions and methods for reprogramming mammalian somatic cells, which covers non-genetic and viral-free reprogramming mechanisms, including the use of various small molecule classes and compounds and the introduction of cell-penetrating proteins to reprogram mammalian somatic cells. This portfolio includes issued U.S. patents (U.S. Patents 8,044,201 and 8,691,573) that provide composition of matter protection for a class of small molecules, including thiazovivin, that are critical for inducing the generation, and maintaining the pluripotency, of iPSCs, and compositions and methods of using the small molecule. Any issued patents and any patents that may issue from patent applications pending in the US and internationally in this portfolio will have statutory expiration dates ranging from 2026 to 2032.

Our Material Technology License Agreements

  Children's Medical Center Corporation

        In May 2009, we entered into a license agreement with Children's Medical Center Corporation, or CMCC, for rights relating to therapeutic compositions of modulated HSCs and methods for promoting reconstitution of the hematopoietic system using modulators of the prostaglandin pathway, as described in more detail above under "Intellectual Property Relating to the Programming of Hematopoietic Cells." Under our agreement with CMCC, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, in all fields. CMCC retains a non-exclusive right to practice and use the patent rights for research, educational, clinical or charitable purposes, and also to license other academic and nonprofit organizations to practice the patent rights for research, educational, and charitable purposes (but excluding any clinical use and commercialization of the patent rights to the extent granted to us under the license agreement). Our license is also subject to pre-existing rights of the U.S. government and rights retained by the Howard Hughes Medical Institute and the General Hospital Corporation to use the patent rights for research purposes. Additionally, if we make any discovery or invention that is described in a patent application and is not within the scope of the licensed patent rights but would not have been made but for the licensed patent rights, we are required to disclose the invention to CMCC and enter into a non-exclusive license agreement with CMCC, for no more than a nominal fee, for CMCC to practice the invention solely for internal research purposes or clinical purposes and not for commercial purposes.

        Under the terms of the license agreement, we are required to pay to CMCC an annual license maintenance fee during the term of the agreement. We also are required to make payments to CMCC of up to $5.0 million per product in development, regulatory and sales milestones. If commercial sales of a licensed product commence, we will pay CMCC royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products in countries where such product is protected by patent rights. Our obligation to pay royalties continues on a country by country basis until the expiration of all licensed patent rights covering licensed products in such country, and our royalty payments will be reduced by other payments we are required to make to third parties until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, CMCC is also entitled to receive a percentage of the sublicensing income received by us.

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

  Whitehead Institute for Biomedical Research

        In February 2009, we entered into a license agreement with the Whitehead Institute for Biomedical Research, as amended in October 2009 and September 2010, for rights relating to compositions and methods for reprogramming somatic cells to a less differentiated or pluripotent state.

Under our agreement with the Whitehead Institute, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell licensed products in all fields for commercial purposes, excluding the sale or distribution of reagents for basic research use. The licensed patent rights are described in more detail above under "Intellectual Property Relating to iPSC Technology." The Whitehead Institute retains the right to practice the patent rights for research, teaching and educational purposes, including in corporate-sponsored research under limited circumstances and in some cases only after obtaining our consent. The Whitehead Institute also retains the right to license other academic and non-profit research institutes to practice the patent rights for research, teaching and educational purposes, but not for corporate-sponsored research. Our license is also subject to pre-existing rights of the U.S. government.

        Under the terms of the license agreement, we are required to pay the Whitehead Institute an annual license maintenance fee during the term of the agreement, and are also required to make payments of up to $2.3 million for development and regulatory milestones achieved with respect to licensed products. If commercial sales of a licensed product commence, we will also be required to pay royalties at percentage rates in the low-single digits on net sales of licensed products. Our royalty payments are subject to reduction for any third-party payments required to be made until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, the Whitehead Institute is also entitled to receive a percentage of the sublicensing income received by us.

        Under the license agreement with the Whitehead Institute, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products, and to make licensed products or processes reasonably available to the public. In particular, we are required to commit a minimum amount of funding toward the development of a licensed product on an annual basis or conduct activities toward specific development milestones.

        The agreement will continue until the abandonment of all patent rights or expiration of the last to expire licensed patent. The Whitehead Institute may terminate the agreement if we default in the performance of any of our obligations and fail to cure the default within a specified grace period, or if we institute a proceeding to challenge the patent rights. The Whitehead Institute may also terminate the agreement if we cease to carry out our business or become bankrupt or insolvent. We may terminate the agreement for any reason upon prior written notice to the Whitehead Institute and payment of all amounts due to the Whitehead Institute through the date of termination.

  The Scripps Research Institute

        We have entered into various license agreements with The Scripps Research Institute, or TSRI, for rights relating to compositions and methods for reprogramming somatic cells, including the use of various small molecule classes and compounds in the reprogramming and maintenance of iPSCs. Under our agreements with TSRI, or the TSRI License Agreements, we acquired exclusive royalty-bearing, sublicensable, worldwide licenses to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, in all fields. The licensed patent rights are described in more detail above under "Intellectual Property Relating to iPSC Technology." TSRI retains a non-exclusive right to practice and use the patent rights for non-commercial educational and research purposes, and to license other academic and non-profit research institutions to practice the patent rights for internal basic research and education purposes. Under certain of our TSRI License Agreements, other third parties maintain a right to practice the patent rights for their internal use only. Our license is also subject to pre-existing rights of the U.S. government.

        Under the terms of the TSRI License Agreements, we are required to pay to TSRI annual minimum fees during the term of each agreement. Additionally, upon the achievement of specific regulatory and commercial milestones, we are required to make payments to TSRI of up to approximately $1.75 million under each of the TSRI License Agreements. We will also be required to pay TSRI royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products. In the event that we sublicense the patent rights, TSRI is also entitled to receive a percentage of the sublicensing income received by us.

        Under the TSRI License Agreements, we are obligated to use commercially reasonable efforts to meet the development benchmarks set out in development plans under each of the TSRI License Agreements, or otherwise expend a minimum specified amount per year for product development. TSRI has the right to terminate any TSRI License Agreement if we fail to perform our obligations under the applicable agreement, including failure to meet any development benchmark or to use commercially reasonable efforts and due diligence to develop a licensed product, or if we otherwise breach the agreement, challenge the licensed patent rights, are convicted of a felony involving the development or commercialization of a licensed product or process, or become insolvent. We may terminate any of our TSRI License Agreements by providing ninety days' written notice to TSRI. Each TSRI License Agreement otherwise terminates upon the termination of royalty obligations under such agreement.

Manufacturing

        We are responsible for ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. We do not own or operate any of our own manufacturing facilities. Other than small amounts of materials that we may synthesize ourselves for preclinical testing, we currently rely, and expect to continue to rely, on third parties for the manufacture of our required materials, including our clinical materials and product candidates.

        ProHema is a composition of ex vivo programmed human cord blood cells. ProHema is produced by treating qualified human umbilical cord units with FT1050 in a multi-step programming process that is performed on the day of HSCT in relative close proximity to the patient, such that ProHema may be administered within two hours after manufacture. Currently, the manufacture of ProHema is performed at clinical cell processing facilities operated by or affiliated with our clinical sites. The manufacturing process consists largely of a closed production environment. We aim to continue to close such process to further standardize the manufacture of ProHema across clinical cell processing facilities. In the future we may manufacture ProHema at facilities operated by us, by transplant centers, or by third parties.

        Human cord blood cells are used as the starting cellular source material for the manufacture of ProHema. Cryopreserved cord blood units, or CBUs, meeting clinical protocol criteria are identified and sourced by the HSCT centers through online search facilities that are able to identify potentially suitable CBUs from cord blood banks around the world, based upon a patient's human leukocyte antigen type and cell dose requirements. Other components used in the manufacture of ProHema include our NRM formulation as well as disposable materials, such as bags and tubing sets. To date, we have obtained all components required for the manufacture of ProHema, including FT1050 and our NRM formulation, from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain components used in the manufacture of ProHema.

Marketing & Sales

        Because HSCT is a highly-specialized procedure performed at a limited number of centers, we intend to commercialize any products that we may successfully develop. We currently have limited experience in marketing or selling therapeutic products. To market any of our products independently would require us to develop a sales force with technical expertise along with establishing commercial infrastructure and capabilities. Our commercial strategy for marketing our products also may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for one of our product candidates.

Government Regulation

        In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHS Act, and related regulations, and drugs under the FDCA and related regulations. Biological products and drugs are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products and drugs. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export of our products. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

  Marketing Approval

        The process required by the FDA before biological products and drugs may be marketed in the United States generally involves the following:

  •
  completion of nonclinical laboratory and animal tests according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

  •
  submission to the FDA of an IND application which must become effective before human clinical trials may begin;

  •
  performance of adequate and well-controlled human clinical trials according to the FDA's regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product or drug for its intended use or uses;

  •
  for a biological product, submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, and, for a drug, submission of a New Drug Application, or NDA, that includes substantive evidence of the product's safety and efficacy;

  •
  satisfactory completion of an FDA pre-approval inspection of manufacturing facilities where the product is produced to assess compliance with good manufacturing practices, or GMPs, to assure that the facilities, methods and controls are adequate, and, if applicable, the FDA's current good tissue practices, or GTPs, for the use of human cellular and tissue products to prevent the introduction, transmission or spread of communicable diseases;

  •
  potential FDA audit of the nonclinical study sites and clinical trial sites that generated the data in support of the BLA or NDA; and

  •
  FDA review and approval, or licensure, of the BLA and review and approval of the NDA which must occur before a biological product and a drug can be marketed or sold.

  U.S. Biological Products and Drug Development Process

        Before testing any biological product or drug candidate in humans, nonclinical tests, including laboratory evaluations and animal studies to assess the potential safety and activity of the product candidate, are conducted. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLPs.

        Prior to commencing the first clinical trial, the trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an initial IND application. Some nonclinical testing may continue even after the IND application is submitted. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the trial on a clinical hold. In such case, the sponsor of the IND application must resolve any outstanding concerns with the FDA before the clinical trial may begin. The FDA also may impose a clinical hold on ongoing clinical trials due to safety concerns or non-compliance. If a clinical hold is imposed, a trial may not recommence without FDA authorization and then only under terms authorized by the FDA. Further, an independent institutional review board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

        Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA and to the IRB.

        For purposes of BLA or NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap:

  •
  Phase 1—The investigational product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. These trials may also provide early evidence on effectiveness.

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

        Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials may be required by the FDA as a condition of approval and are used to gain additional experience from the treatment of patients in the intended indication, particularly for long-term safety follow-up. The FDA has statutory authority to require post-market clinical trials to address safety issues. All of these trials must be conducted in accordance with GCP requirements in order for the data to be considered reliable for regulatory purposes.

        During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Within 15 calendar days after the sponsor determines that the information qualifies for reporting, written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information.

        Regulatory authorities, a data safety monitoring board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the participants are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the trial is not being conducted in accordance with the IRB's requirements or if the investigated product has been associated with unexpected serious harm to patients, and the trial may not recommence without the IRB's authorization.

        Typically, if a product is intended to treat a chronic disease, as is the case with ProHema, safety and efficacy data must be gathered over an extended period of time, which can range from six months to three years or more.

        Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

  U.S. Review and Approval Processes

        In order to obtain approval to market a biological product in the United States, a BLA must be submitted to the FDA that provides data establishing to the FDA's satisfaction the safety, purity and potency of the investigational product for the proposed indication. Similarly, for a drug, an NDA must be submitted to the FDA that provides data demonstrating the drug is safe and effective. Both a BLA and an NDA include all data available from nonclinical studies and clinical trials, together with detailed information relating to the product's manufacture and composition, and proposed labeling.

        Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA's fee schedule, effective beginning on October 1, 2014 and in effect through September 30, 2015, the user fee for an application requiring clinical data, such as a BLA and an NDA, will be

$2,335,200 for fiscal year 2015. PDUFA also imposes an annual product fee for biologics and drugs ($110,370 for fiscal year 2015), and an annual establishment fee ($569,200 for fiscal year 2015) on facilities used to manufacture prescription biologics or drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

        The FDA has 60 days from its receipt of a BLA or NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. After the BLA or NDA submission is accepted for filing, the FDA reviews the BLA or NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMPs to assure and preserve the product's identity, safety, strength, quality, potency, and purity, and for a biological product, whether it meets the biological product standards. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically comprised of clinicians and other experts, for evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

        Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. For a human cellular or tissue product, the FDA also will not approve the product if the manufacturer is not in compliance with GTPs. FDA regulations also require tissue establishments to register and list their human cells, tissues, and cellular and tissue based products, or HCT/Ps, with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA or NDA, the FDA may inspect clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCPs. If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the BLA or NDA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

        The FDA also has authority to require a Risk Evaluation and Mitigation Strategy, or REMS, from manufacturers to ensure that the benefits of a biological product or drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA or NDA submission. The need for a REMS is determined as part of the review of the BLA or NDA. Based on statutory standards, elements of a REMS may include "dear doctor letters," a medication guide, more elaborate targeted educational programs, and in some cases restrictions on distribution. These elements are negotiated as part of the BLA or NDA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification.

        After the FDA completes its initial review of a BLA or NDA, it will communicate to the sponsor that the biological product will either be approved, or it will issue a complete response letter to communicate that the BLA or NDA will not be approved in its current form. The complete response letter usually describes all of the specific deficiencies in the BLA or NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the applicant in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA or NDA to address all of the deficiencies identified in the letter, or withdraw the application.

        One of the performance goals of the FDA under PDUFA is to review 90% of standard BLAs and NDAs in 10 months and 90% of priority BLAs and NDAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and NDAs and its review goals are subject to change from time to time. The review process and the PDUFA goal data may be extended by three months if the FDA requests or the BLA or NDA applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

        Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require Phase 4 post-marketing clinical trials and testing and surveillance programs to monitor the safety of approved products that have been commercialized. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in the imposition of new restrictions on the product or complete withdrawal of the product from the market.

  Expedited Development and Review Programs

        The FDA has a Fast Track program intended to facilitate the development and expedite the review of new drugs and biological products that are intended to treat a serious or life-threatening condition or disease and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a biological product or drug may request the FDA to designate the biologic or drug as a Fast Track product at any time during clinical development. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

        Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a biological product or drug designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product or drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

        The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, also amended the FDCA to require FDA to expedite the development and review of a breakthrough therapy. A biological product or drug can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a biological product or drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product's marketing application, including by meeting with, and providing advice to, the sponsor throughout the product's development, and taking steps to facilitate an efficient review of the development program and to ensure that the design of the clinical trials is as efficient as practicable.

  U.S. Patent Term Restoration and Marketing Exclusivity

        Under certain circumstances, U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The period of patent term restoration is generally one-half the time between the effective date of an IND application (falling after issuance of the patent) and the submission date of a BLA or NDA, plus the time between the submission date of the BLA or NDA and the approval of that application, provided the sponsor acted with diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA. A patent term extension is only available when the FDA approves a biological product or drug for the first time.

        With the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the FDCA. To obtain approval of a generic drug, an applicant must submit to the agency an abbreviated new drug application, or ANDA, which relies on the preclinical and clinical testing previously conducted for a drug approved under an NDA, known as the reference listed drug, or RLD. For the ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. The FDA must also determine that the generic drug is bioequivalent to the innovator drug.

        An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, which was part of the Patient Protection and Affordable Care Act of 2010, or PPACA. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product is biosimilar to the reference biological product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product.

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

        A biological product or drug can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.

  FDA Post-Approval Requirements

        FDA regulation of biological products and drugs continues after approval, particularly with respect to GMP. Other post-approval requirements applicable to biological products and drugs include record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the BLA holder must report GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, and the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer's tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

        Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements, by us or our suppliers, may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. FDA sanctions include refusal to approve pending applications, suspension or revocation of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

        Biological product and drug manufacturers and other entities involved in the manufacture and distribution of approved biological products and drugs are required to register their facilities with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

  Labeling, Marketing and Promotion

        The FDA closely regulates the labeling, marketing and promotion of biological products and drugs, including direct-to-consumer advertising, promotional activities involving the internet, and industry-sponsored scientific and educational activities that are not independent of the influence of the supporting company. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a biological product or drug that are consistent with FDA approval, and the company is allowed to market a biological product or drug only for the particular use and treatment approved by the FDA. In addition, any claims in product advertising or promotion must be appropriately balanced with important safety and risk information and otherwise be adequately substantiated. Failure to comply with these requirements can result in adverse publicity, untitled or warning letters, corrective advertising, injunctions, potential civil and criminal penalties and exclusion from government healthcare programs.

  Orphan Designation

        The FDA has granted orphan designation for ProHema for the enhancement of stem cell engraftment to treat neutropenia, thrombocytopenia, lymphopenia and anemia, and the European Commission has granted orphan designation for ProHema for the treatment of acute myeloid leukemia. Under the Orphan Drug Act, the FDA may grant orphan designation to biological products and drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a biological product or drug in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a BLA or NDA. After the FDA grants orphan designation, the identity of the applicant, the name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

        If a biological product or drug that receives orphan designation is the first such product approved by FDA for the orphan indication, it receives orphan product exclusivity, which for seven years prohibits the FDA from approving another application to market the same product for the same indication. Orphan product exclusivity will not bar approval of another product under certain circumstances, including if the new product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or if the company with the orphan product exclusivity is unable to meet market demand. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different. If a biological product or drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

  Pediatric Research Equity Act

        Under the Pediatric Research Equity Act, or PREA, a BLA or NDA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. FDASIA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted, unless the FDA issues regulations saying otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication.

  Anti-Kickback and False Claims Laws

        In the United States, the research, manufacturing, distribution, sale and promotion of biological products and drugs are potentially subject to regulation by various federal, state and local authorities in addition to the FDA. For example, sales, marketing and scientific/educational grant programs must comply with the Anti-Kickback Statute, as amended, the federal False Claims Act, as amended (the False Claims Act), the privacy regulations promulgated under the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws. Pricing and rebate programs must comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Veterans Health Care Act of 1992, as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

        In the United States, we are subject to complex laws and regulations pertaining to healthcare "fraud and abuse," including, but not limited to, the Anti-Kickback Statute, the False Claims Act, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a biological product or drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase or order of an item for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties, and exclusion from participation in federal healthcare programs. In addition, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti-kickback laws and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices or our future relationships with physicians might be challenged under anti-kickback laws, which could harm us. Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we plan to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

        The False Claims Act prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including biological products and drugs, that are false or fraudulent. Manufacturers can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. A False Claims Act violation may also implicate various federal criminal statutes. In addition, private individuals have the ability to bring actions under the False Claims Act and certain states have enacted laws modeled after the False Claims Act.

        There are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. In addition, a federal law requires manufacturers of biological products and drugs that are reimbursable under Medicare, Medicaid, and the Children's Health Insurance Program to track and report to the federal government certain payments made to physicians and teaching hospitals made in the previous calendar year. Many of these laws are evolving and may contain ambiguities as to what is required for compliance or the penalties for non-compliance.

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

        Many of our competitors have substantially greater financial, technical and human resources. Accordingly, our competitors may be more successful in developing or marketing products and technologies that are more effective, safer or less costly than those that we develop. Additionally, our competitors may obtain regulatory approval for their products more rapidly and may achieve more widespread market acceptance.

Insurance

        We maintain product liability insurance for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. In addition, we may not be able to obtain commercially reasonable product liability insurance for any products approved for marketing.

Employees

        As of December 31, 2014, we employed 50 full-time employees, including 23 in research and development, 17 in clinical development and regulatory affairs and 10 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

        On October 4, 2013, we completed our initial public offering. We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to the Development and Regulation of Our Product Candidates

If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.

        All of our product candidates are currently in research or clinical development, including our lead product candidate, ProHema, which is currently in Phase 2 clinical development. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety and efficacy profile necessary to support further preclinical study, clinical development or regulatory approval.

        We may delay or cancel our ongoing research and development activities for any of our product candidates for a variety of reasons, including:

  •
  determining that a product candidate is ineffective or causes harmful side effects during preclinical studies or clinical trials;

  •
  difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;

  •
  difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for marketing approval;

  •
  the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;

  •
  determining that a product candidate may be uneconomical to develop or commercialize, or may fail to achieve market acceptance or adequate reimbursement;

  •
  our inability to secure strategic partners which may be necessary for advancement of a product candidate into clinical development or commercialization; or

  •
  our prioritization of other product candidates for advancement.

        Additionally, we will only obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that the product candidate is manufactured in accordance with regulatory requirements, is safe and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing processes are sufficient to support approval. The final results of our current and future clinical trials may not meet the FDA's or other regulatory agencies' requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales, which will harm our business, prospects, financial condition and results of operations.

Development of our product candidates will require substantial additional funding, without which we will be unable to complete clinical development of, or obtain regulatory approval for, our product candidates.

        Developing therapeutic products, including conducting preclinical studies and clinical trials of cellular therapeutics, is expensive. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. However, our resources will likely be insufficient to conduct research and development programs to the full extent currently planned. We will require substantial additional capital to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market. Our future capital requirements will depend on many factors, including, but not limited to:

  •
  the progress, results, timing and costs of our clinical studies;

  •
  continued progress in our research and development programs, including the preclinical studies and clinical trials of our product candidates;

  •
  our ability to initiate, and the progress, results, size, timing and costs of, additional future clinical trials of our product candidates that will be necessary to support any application for regulatory approval;

  •
  our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

  •
  the cost of commercialization activities and arrangements, including the commercial manufacturing of our product candidates; and

  •
  the establishment of strategic arrangements and alliances with third-party collaborators to advance the research, development and commercialization of therapeutic products.

        We cannot guarantee that additional capital will be available in sufficient amounts or on terms acceptable to us, if at all. We intend to seek additional funding through the public or private sales of our securities, including equity securities. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

        If we cannot raise additional capital or obtain adequate funds, we may be required to curtail significantly our research and clinical programs or may not be able to continue our research or clinical development of our product candidates. Our failure to raise additional capital, or obtain adequate funds, will have a material adverse effect on our business, operating results, prospects, and market price of shares of our common stock.

Interim results from ongoing clinical trials and results from preclinical studies and earlier clinical trials are not predictive of our ongoing or future clinical trials.

        All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. For example, although an independent data monitoring committee, or iDMC, supported the continuation of our Phase 2 PUMA study of ProHema based upon two scheduled interim data reviews, the PUMA study has not been completed and the interim data reviews, which were based upon data from a limited number of subjects who are still under evaluation and subject to ongoing safety surveillance, may not be predictive of safety or efficacy of ProHema in the final analysis of the PUMA study. In addition, although the results of our completed Phase 1b ProHema-01 study in adults with hematologic malignancies undergoing double umbilical cord blood transplant demonstrated human proof-of-concept, we may not achieve or duplicate these results in the PUMA study or in planned additional clinical trials of ProHema, including the PROMPT or PROVIDE studies in pediatric patients.

        The results of our ongoing and future clinical trials may differ from interim results or from results achieved in earlier clinical trials or in preclinical studies for a variety of reasons, including:

  •
  we may not demonstrate the potency and efficacy benefits observed in preclinical studies;

  •
  our efforts to standardize and automate the manufacture of ProHema may adversely affect its safety, purity, potency or efficacy;

  •
  the expansion in the number of participating clinical centers, which are independent institutions and are more geographically dispersed, may introduce additional variability and complexity in conducting clinical trials and in evaluating clinical results;

  •
  deviations in the manufacture of ProHema by cell processing facilities at clinical centers participating in clinical trials that we conduct;

  •
  use of our product candidates in pediatric patients may result in side effects or other adverse events not observed in adult patients;

  •
  differences in study design, including differences in conditioning regimens, eligibility criteria, and patient populations;

  •
  safety or adverse events in patients enrolled in current or future clinical trials; and

  •
  later-stage trials that enroll a larger number of patients may not produce the same or similar results as earlier trials with fewer patients.

        Results from preclinical testing and early clinical trials are not necessarily predictive of the results of later clinical trials, and interim results from any clinical trial do not necessarily predict final results of that trial. Even if our ongoing clinical trials are successful, we will likely need to conduct additional clinical trials, including registrational trials and trials in additional patient populations or under different treatment conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to meet the requirements to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

We may face delays in completing our clinical trials, and we may not be able to complete them at all.

        We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates. We may experience delays in our ongoing clinical trials, and we do not know whether we will be able to initiate, enroll patients in, or complete, our planned clinical trials on time, if at all. Our current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated as a result of many factors, including factors related to:

  •
  difficulties in identifying eligible patients for participation in our clinical trials due to our focus on the development of product candidates for the treatment of rare diseases;

  •
  difficulties enrolling a sufficient number of suitable patients to conduct our clinical trials, including difficulties relating to patients enrolling in studies with agents sponsored by our competitors;

  •
  difficulties in achieving study endpoints, demonstrating efficacy and safety, and completing data analysis in clinical trials for any of our product candidates;

  •
  the occurrence of unexpected safety issues or adverse events in any current or subsequent clinical trial of any product candidate;

  •
  securing and maintaining the support of clinical investigators and investigational sites, and obtaining institutional review board, or IRB, approval at each site for the conduct of our clinical trials;

  •
  governmental or regulatory delays, failure to obtain regulatory approval or changes in regulatory requirements, policy or guidelines;

  •
  reaching agreement on acceptable terms with third-party service providers and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different service providers and clinical trial sites;

  •
  failure of clinical trial sites to manufacture certain of our product candidates consistently in accordance with our protocol-specified processes at their cell processing facilities for use in our clinical trials;

  •
  our failure, or the failure of third-party service providers or clinical trial sites, to ensure the proper and timely conduct and analysis of our clinical trials;

  •
  reaching agreement on clinical trial design and parameters with investigators, institutional review boards and regulatory authorities;

  •
  obtaining sufficient quantities of critical reagents and other materials necessary for the manufacture of any product candidate;

  •
  data monitoring committees recommending suspension, termination or a clinical hold for various reasons, including concerns about patient safety;

  •
  the serious, life-threatening diseases of the patients in our clinical trials, who may die or suffer adverse medical events for reasons that may not be related to our product candidates;

  •
  failure of patients to complete clinical trials due to safety issues, side effects, or other reasons; and

  •
  approval of competitive agents that may materially alter the standard of care or otherwise render our products or clinical trial designs obsolete.

        If we experience delays in the completion of any clinical trial of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in commencing or completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition and results of operations.

Our clinical development of ProHema could be substantially delayed if the FDA requires us to conduct unanticipated studies or trials or imposes other requirements or restrictions.

        The FDA may require us to generate additional preclinical, product or clinical data, including data supporting the use of our NRM formulation, or our reduced volume formulation for pediatric use, as a condition to continuing and completing the PUMA and PROMPT studies, or to initiating and completing the PROVIDE study or any other subsequent clinical trials, of ProHema. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting the PUMA, PROMPT, or PROVIDE studies, or any other subsequent clinical trials, of ProHema. Any requirements to generate additional data or redesign or modify our protocols, or other additional comments, requirements or impositions by the FDA, may cause delays in the conduct of the PUMA study, the PROMPT study or the PROVIDE study, or other subsequent clinical development activities for ProHema, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProHema, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema.

        Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may:

  •
  be delayed in obtaining, or unable to obtain, regulatory approval for our product candidates;

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

Our plans for clinical development and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing processes or if we are required to change our manufacturing processes to comply with regulatory requirements.

        The requirement that ProHema be manufactured in close proximity to transplant centers within a short period of time before transplantation may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. The FDA has indicated that we will need to standardize the process for manufacturing ProHema, and that ProHema used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our processes for the manufacture of ProHema or our other product candidates.

        While ProHema is currently manufactured at clinical cell processing facilities operated by or affiliated with our clinical sites, we may be required to identify alternative processes for the manufacture of ProHema to comply with applicable regulatory requirements, and in the future we may manufacture ProHema at facilities operated by us, by transplant centers, or by third parties. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema. Any such events could delay or prevent our ability to obtain regulatory approval or commercialize ProHema, which would adversely affect our business, financial condition and results of operations.

We study our product candidates in patient populations with significant comorbidities that may result in serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

        Patients undergoing treatment with certain of our product candidates, including ProHema, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events that are unrelated to our product candidates. While these side effects or adverse events are unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may be using. Any of these events could prevent us from advancing ProHema or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProHema or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

Our planned clinical development activities for ProHema in pediatric patients, including our PROMPT and PROVIDE studies, present additional operational, technical and timeline risks.

        Many clinical centers that could potentially participate in our pediatric clinical trials of ProHema are distinct and separate from the centers participating in the PUMA study, and finding a sufficient number of qualified centers that would be interested in participating in our pediatric trials may take additional time. There are fewer eligible patients with hematologic malignancies and rare genetic disorders for our PROMPT and PROVIDE studies because the total number of pediatric patients who undergo allogeneic HSCT for the treatment of such diseases and disorders is lower than it is in adults. This may increase the time to commencement of our planned and future pediatric studies, or may delay or limit our ability to enroll patients in these studies, and any of these events may impair our ability to complete our planned and future pediatric studies, including our PROMPT and PROVIDE studies.

        Further, to evaluate ProHema in pediatric patients, we have developed a reduced volume formulation of ProHema for children, due to their smaller size and requirement for smaller infusion volume. Although we have received permission from the FDA to use a formulation of ProHema having a reduced volume for the treatment of pediatric patients in our planned PROMPT and PROVIDE studies, the FDA may require us to generate additional preclinical, product, or clinical data to support the use of any reduced volume formulation of ProHema in these studies prior to or following their commencement, or in any subsequent trials of ProHema, or may impose other restrictions on the use of any reduced volume formulation of ProHema. Any such requirement or imposition may present technical challenges and may cause further delays in the commencement or conduct of our planned pediatric clinical trials. Any delays in our planned clinical development activities for pediatric patients would have an adverse effect on our business operations.

Because our product candidates are based on novel technologies, it is difficult to predict the time, the cost and our ability to successfully complete clinical development, and obtain the necessary regulatory and reimbursement approvals required for commercialization, of our product candidates.

        Our product candidates, and those that we may develop based on our cell programming technology, represent novel therapeutics, and we face uncertainties associated with the clinical development and the regulatory pathways and reimbursement required for successful commercialization of our product candidates. The clinical development and regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due a lack of prior experiences on the side of both developers and regulatory agencies. Additionally, due to the uncertainties associated with the clinical development and the regulatory pathways of our product candidates, we may be required to modify or change our clinical development plans or our regulatory pathways for approval. Any such modification or changes could delay or prevent our ability to develop, obtain regulatory approval or commercialize our product candidates, which would adversely affect our business, financial condition and results of operations.

        Cellular therapeutics, and stem cell therapies in particular, represent a relatively new therapeutic area, and the FDA has cautioned consumers about potential safety risks associated with these therapies. To date, there are relatively few approved cellular therapeutics. In addition, there are currently no approved products in any major territory throughout the world with a label designation that supports the use of a product to improve multi-lineage engraftment or survival in patients undergoing HSCT, which makes it difficult to determine the time and cost required to obtain regulatory approvals in the United States or other jurisdictions for ProHema or any other product candidates that we may develop.

        Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, the FDA or other regulatory bodies may change the requirements or modify the potential regulatory pathways for approval of any of our product candidates. These regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by the FDA's advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

        Any product candidate for which we obtain marketing approval, along with the manufacturing processes, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current good manufacturing practices, or cGMP, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our products, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our orphan drug designations may not confer marketing exclusivity or other expected commercial benefits.

        We expect to rely on orphan drug exclusivity for ProHema and potential future product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United

States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. The FDA has granted orphan designation for ProHema for the enhancement of stem cell engraftment to treat neutropenia, thrombocytopenia, lymphopenia and anemia, and the European Commission has granted orphan designation for ProHema for the treatment of acute myeloid leukemia. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

        If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Additionally, if our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Our Reliance on Third Parties

We depend on facilities operated by transplant centers for the manufacture of ProHema under specific conditions. Any failure by these facilities to manufacture ProHema consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, ProHema.

        ProHema is currently manufactured at clinical cell processing facilities operated by or affiliated with our clinical sites and is required to be manufactured in close proximity to the treatment site on the same day as product administration. The FDA has stated that we will be required to standardize the manufacture of ProHema, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProHema for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the use of our current manufacturing processes to manufacture ProHema for commercialization may require the clinical cell processing facilities at which ProHema is manufactured to be approved by applicable regulatory authorities, including the FDA, pursuant to inspections that would be conducted after the submission of a BLA or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with the FDA's requirements and to properly execute the protocol for the manufacture of ProHema. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture ProHema in a manner that conforms to our specifications and the FDA's strict regulatory requirements, we may be required to identify alternative processes for the manufacture of ProHema, which would impair our ability to commercialize ProHema. To comply with applicable regulatory requirements and our protocols for the manufacture of ProHema, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory requirements or with our protocols for the manufacture of ProHema, it will be restricted or prohibited from manufacturing ProHema and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProHema may adversely affect the safety and efficacy profile of ProHema or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProHema in both the clinical and the commercial setting, which would have an adverse effect on our business.

We depend on third-party suppliers for various components required for the manufacture of ProHema and do not have supply arrangements for certain of these components.

        We currently rely, and expect to continue to rely, on third-party suppliers for components necessary for the manufacture of ProHema. We have not entered into, and may not be able to enter into, agreements for the supply of certain components. Even if we are able to enter into such agreements, we may be limited to a sole third-party for the supply of certain required components, including FT1050 and components for our NRM formulation. Additionally, to date, we and our clinical cell processing facilities have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of ProHema from third parties. We rely on the general commercial availability of these materials, and we do not have any current contractual relationships for the supply of these materials. Accordingly, we may incur delays or increased costs due to any interruption in supply, and we cannot guarantee that we will have an adequate supply of components, equipment, materials and disposables to complete our planned clinical development and commercialization of ProHema.

        If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of ProHema, we may be required to change our manufacturing processes or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could delay, or increase the costs required to complete, our clinical development and commercialization of ProHema. Additionally, any such change or modification may adversely affect the safety, efficacy or potency of ProHema, and could adversely affect our clinical development of ProHema and harm our business.

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

        In the United States, cord blood banks are required to file a biologics license application, or BLA, and to meet certain continued regulatory requirements, in order to bank and provide CBUs for transplantation. CBUs from a cord blood bank that maintains a BLA are considered to be licensed and have a product label describing their intended use. While the FDA currently allows unlicensed CBUs to be used for transplantation, and we have used both unlicensed and licensed CBUs in the manufacture of ProHema for our clinical trials, the FDA may later prohibit the use of unlicensed CBUs for transplantation or require that ProHema is manufactured using only licensed CBUs. Additionally, although CBUs from foreign cord blood banks, which are generally unlicensed, are currently available in the United States for use in transplantation and we have used CBUs from foreign cord blood banks in our clinical trials, changes in U.S. and foreign regulations may prohibit or limit the future use of foreign CBUs in the United States. Any inability to procure adequate supplies of CBUs will adversely affect our ability to develop and commercialize ProHema.

We currently rely on third parties to support the conduct of our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

        We have relied upon and expect to continue to rely upon third parties for the execution of our clinical trials, and we control only certain aspects of their activities. We are responsible for complying, and we are responsible for ensuring that our third-party service providers comply, with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, as well as comparable foreign regulations and guidelines, for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our registrational clinical trials must be conducted with product produced under applicable regulatory requirements.

        If third-party service providers do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials and the development of our product candidates may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We rely on third parties for the manufacture of our product candidates.

        We do not independently conduct all aspects of our product manufacturing, and currently rely and expect to continue to rely on third-party manufacturers for the manufacture of any product candidates that we may develop. These third-party manufacturers will be required to comply with applicable FDA regulatory requirements and other applicable laws and regulations. We will have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities do not approve the facilities of these third parties for the manufacture of our product candidates or any products that we may successfully develop, or if it withdraws any such approval, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture for us, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. In addition, we anticipate that the manufacture of our product candidates will be difficult, and it is possible that any third-party manufacturers that we engage may experience delays or technical challenges in such manufacture. Any of these factors would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, and would adversely affect our business.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, other companies could develop products based on our discoveries, which may reduce demand for our products and harm our business.

        Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection for our product candidates, the processes used to manufacture them and the methods for using them, in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates. We own and have exclusive licenses to patent portfolios for our product candidates, although we cannot be certain that our existing patents and patent applications provide adequate protection or that any additional patents will issue to us with claims that provide adequate protection of our other product candidates. Further, we cannot predict the breadth of claims that may be enforced in our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. If we are unable to secure and maintain protection for our product candidates, or if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

        We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with our commercial collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and some, but not all, of our commercial collaborators and consultants. However, if our employees, commercial collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known or independently discovered by our competitors, which would adversely affect our business position.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely affect our business and operations.

        Certain rights to our key technologies and product candidates, including intellectual property relating to ProHema and our induced pluripotent stem cell (iPSC) technology, are licensed from third parties. As a licensee of third party intellectual property, we rely on our licensors to file and prosecute patent applications and maintain patents, and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our licensed patents, patent applications and other intellectual property rights, and we cannot be certain that such activities will result in valid and enforceable patents and other intellectual property rights. Additionally, our licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and we cannot be certain that our licensors will allocate sufficient resources or prioritize enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

If we fail to comply with our obligations under our license agreements, we could lose rights to our product candidates or key technologies.

        We have obtained rights to develop, market and sell some of our product candidates, including ProHema, through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under our license agreements, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

        If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. There is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights to such patents. If we were not successful in defending our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

        Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights from third parties to issued patents covering such products and technologies. We cannot guarantee that the manufacture, use or marketing of ProHema or any other product candidates that we develop will not infringe third-party patents.

        A third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. Patent litigation is costly and time consuming. We may not have sufficient resources to address these actions, and such actions could affect our results of operations and divert the attention of managerial and scientific personnel.

        If a patent infringement suit were brought against us, we may be forced to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party's intellectual property, unless that third party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue development, manufacture or sale of our products. If we are unable to obtain a license or develop or obtain non-infringing technology, or if we fail to defend an infringement action successfully, or if we are found to have infringed a valid patent, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates, any of which could harm our business significantly.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

        As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Risks Related to the Commercialization of Our Product Candidates

We have limited marketing experience and do not have a sales force or distribution capabilities, and if our products are approved, we may be unable to commercialize them successfully.

        We currently have limited experience in marketing and selling therapeutic products. If any of our product candidates are approved for marketing, we intend to establish marketing and sales capabilities internally or we may selectively seek to enter into partnerships with other entities to utilize their marketing and distribution capabilities. If we are unable to develop adequate marketing and sales capabilities on our own or effectively partner with third parties, our product revenues will suffer.

The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.

        The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

  •
  the safety and efficacy of the products, and advantages over alternative treatments;

  •
  the labeling of any approved product;

  •
  the prevalence and severity of any side effects, including any limitations or warnings contained in a product's approved labeling;

  •
  the emergence, and timing of market introduction, of competitive products;

  •
  the effectiveness of our marketing strategy; and

  •
  sufficient third-party insurance coverage or governmental reimbursement.

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

        Due to the targeted indication of HSCT procedures in general and our HSC product candidates in particular, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular therapeutic product candidates that we develop will be relatively high due to their anticipated use in a one-time, potentially life-saving procedure with curative intent, the biopharmaceutical industry has recently experienced significant pricing pressures, including in the area of orphan drug products. Additionally, because our target patient populations are relatively small, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If pricing is set at unsatisfactory levels, our ability to successfully market and sell our product candidates will be adversely affected.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

        The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as HSCT. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payers. In particular, there is no body of established practices and precedents for reimbursement of stem cell products, and it is difficult to predict what the regulatory authority or private payer will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement and may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

        In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success.

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

Risks Related to Our Business and Industry

The success of our product candidates, including ProHema, is substantially dependent on developments within the field of HSCT, some of which are beyond our control.

        Our product candidates, including ProHema, are designed and are being developed as therapeutic entities for use in HSCT. Any adverse developments in the field of stem cell therapeutics generally, and in the practice of HSCT in particular, will negatively affect our ability to develop and commercialize our product candidates. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the need for patients to undergo HSCT procedures is obviated due to the development and commercialization of therapeutics targeting the underlying cause of diseases addressed by HSCT, our business prospects will be significantly harmed.

We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

        The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. In particular, there are several companies and institutions developing products that may obviate the need for HSCT, or may be competitive to products in our research pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

        We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to retain and attract necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

        In July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, pursuant to which we have been extended term loans in the aggregate principal amount of $20.0 million. Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights. The loan and security agreement restricts our ability, among other things, to:

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

  •
  repay subordinated indebtedness; or

  •
  make certain investments.

        In addition, we are required under our loan agreement to comply with various operating covenants that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

        If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our business operations and financial condition.

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

We face potential product liability exposure far in excess of our limited insurance coverage.

        The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by participants in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates. We carry product liability insurance and we believe our product liability insurance coverage is sufficient in light of our current clinical programs. In addition, if and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain insurance coverage for any approved products on commercially reasonable terms or in sufficient amounts to protect us against losses due to liability.

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

        Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for a variety of reasons. Such events, whether or not resulting from our product candidates, could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively affect or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our development and commercialization efforts, delay our regulatory approval process, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

        We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA or foreign regulators, provide accurate information to the FDA or foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Employee and independent contractor misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. If any actions alleging such conduct are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business, including the imposition of significant fines or other sanctions.

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

        We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of December 31, 2014 we had an accumulated deficit of approximately $112.4 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProHema and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Our stock price is subject to fluctuation based on a variety of factors.

        The market price of shares of our common stock could be subject to wide fluctuations as a result of many risks listed in this section, and others beyond our control, including:

  •
  the results of our clinical trials and preclinical studies, and the results of clinical trials and preclinical studies by others;

  •
  developments related to the FDA or to regulations applicable to stem cell therapeutics generally or our product candidates in particular, including but not limited to regulatory pathways and clinical trial requirements for approvals;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

  •
  developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

  •
  additions or departures of key management or scientific personnel;

  •
  actual or anticipated changes in our research and development activities and our business prospects, including in relation to our competitors;

  •
  developments of technological innovations or new therapeutic products by us or others in the field of stem cell therapeutics or immunotherapeutics;

  •
  announcements or expectations of additional equity or debt financing efforts;

  •
  sales of our common stock by us, our insiders or our other stockholders;

  •
  share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

  •
  comments by securities analysts;

  •
  fluctuations in our operating results; and

  •
  general economic and market conditions.

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

        As of March 12, 2015, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 68% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

        We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders' rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on file with the SEC that provides for the sale of up to $100 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us. Any such sale or issuance of securities may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

We have broad discretion over the use of our cash and cash equivalents and may not use them effectively.

        Our management has broad discretion to use our cash and cash equivalents, and any additional funds that we may raise, to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our company, and could make it more difficult for you to change management.

        Provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

  •
  a classified board of directors with limitations on the removal of directors;

  •
  advance notice requirements for stockholder proposals and nominations;

  •
  the inability of stockholders to act by written consent or to call special meetings;

  •
  the ability of our board of directors to make, alter or repeal our amended and restated bylaws; and

  •
  the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

Facilities

        As of December 31, 2014, we occupy approximately 23,684 square feet of office and laboratory space in San Diego, California under a lease that expires in 2016. In January 2015, we commenced a sublease providing us an additional 5,620 square feet of laboratory space, expiring in 2017. In March 2015, we extended the term of the lease expiring in 2016 for an additional 15 months, such that the lease and the sublease both expire in 2017. Both leased properties are in the same building. We believe that our facilities are adequate for our current needs.

ITEM 3.    Legal Proceedings

        We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock began trading on The NASDAQ Global Market on October 1, 2013 and trades under the symbol "FATE". Prior to October 1, 2013, there was no public market for our common stock. The table below provides the high and low intra-day sales prices of our common stock for the periods indicated, as reported by The NASDAQ Global Market.

	High	Low
Year ended December 31, 2014
Fourth quarter	$5.90	$3.50
Third quarter	6.94	5.01
Second quarter	9.95	5.88
First quarter	13.55	5.85
Year ended December 31, 2013
Fourth quarter	$9.19	$4.30

Holders of Common Stock

        As of March 12, 2015, there were approximately 64 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in "street name" or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

        Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company's common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index commencing on October 1, 2013 (the date our common stock began trading on the NASDAQ Global Market) and continuing through December 31, 2014. The past performance of our common stock is no indication of future performance.

Assumes $100 invested on Oct. 1, 2013; Assumes dividend reinvested; Fiscal year ending Dec 31, 2014

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

Recent Sales of Unregistered Securities

        During the year ended December 31, 2014, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

  •
  On December 24, 2014, we issued warrants to purchase an aggregate of 98,039 shares of our common stock at an exercise price of $4.08 per share to Silicon Valley Bank and one of its affiliated entities in connection with our drawdown of an additional term loan under our Amended and Restated Loan and Security Agreement, dated July 30, 2014, with Silicon Valley Bank. The warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

        We did not repurchase any securities during the quarter ended December 31, 2014.

ITEM 6.    Selected Financial Data

        The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Years Ended and as of December 31,
	2014	2013	2012	2011
Consolidated Statements of Operations Data (in thousands, except share and per share data):
Revenue:
Collaboration revenue	$—	$626	$1,268	$833
Grant revenue	—	345	1,402	337

Total revenue	—	971	2,670	1,170
Operating expenses:
Research and development	16,435	12,007	11,999	9,858
General and administrative	8,469	6,639	4,228	4,605

Total operating expenses	24,904	18,646	16,227	14,463

Loss from operations	(24,904)	(17,675)	(13,557)	(13,293)
Total other expense, net	(979)	(3,219)	(682)	(134)

Net loss and comprehensive loss	$(25,883)	$(20,894)	$(14,239)	$(13,427)

Net loss per common share, basic and diluted	$(1.27)	$(3.54)	$(13.06)	$(16.16)

Weighted-average common shares used to compute basic and diluted net loss per share	20,451,840	5,896,171	1,090,317	830,959

Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$49,101	$54,036	$9,087	$6,387
Working capital	45,291	50,051	4,943	3,013
Total assets	51,204	55,583	11,076	7,852
Convertible notes, net of discount	—	—	—	1,000
Warrant liability	—	—	184	221
Long-term debt, net of current portion	18,083	—	1,732	3,591
Exchangeable share liability	—	—	551	563
Convertible preferred stock	—	—	56,526	50,309
Accumulated deficit	(112,392)	(86,509)	(65,615)	(51,376)
Total stockholders' equity (deficit)	$28,340	$50,848	$(52,825)	$(50,683)

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption "Item 1A. Risk Factors."

Overview

        We are a clinical-stage biopharmaceutical company engaged in the development of programmed cellular therapeutics for the treatment of severe, life-threatening diseases. We have built a novel platform to program the function and fate of cells ex vivo using pharmacologic modulators, such as small molecules. Our lead product candidate, ProHema®, is an ex vivo programmed hematopoietic cellular therapeutic, which is currently in clinical development for the treatment of hematologic malignancies and rare genetic disorders in patients undergoing hematopoietic stem cell transplantation. We are also developing ex vivo programmed hematopoietic and myogenic cellular product candidates using our patent-protected induced pluripotent stem cell technology. We believe that our programmed cellular product candidates have disease-transformative or curative potential across a broad range of orphan indications.

        Since our inception in 2007, we have devoted substantially all of our resources to the research and development of our product candidates and cellular programming technology, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes and through commercial bank debt that included the issuance of warrants.

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

  •
  conduct clinical trials of our product candidates;

  •
  continue our research and development efforts;

  •
  manufacture preclinical study and clinical trial materials;

  •
  maintain, expand and protect our intellectual property portfolio;

  •
  engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;

  •
  hire additional clinical, regulatory, quality control and technical personnel to advance our product candidates;

  •
  hire additional scientific personnel to advance our research and development efforts; and

  •
  hire general and administrative personnel to operate as a public company and support our operations.

        We do not expect to generate any revenues from sales of our therapeutics unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates.

Financial Operations Overview

        We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facility in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at December 31, 2014 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

  Revenue

        To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration activities and grant revenues.

        Collaboration revenues have been generated exclusively from our collaboration arrangement with Becton, Dickinson and Company, or BD. In September 2010, we entered into a worldwide exclusive license and collaboration agreement with BD for the joint development and worldwide commercialization of certain induced pluripotent stem cell, or iPSC, tools and technologies for use in drug discovery and development. The license and collaboration agreement was assigned by BD to Corning Incorporated in October 2012. In connection with the agreement, we received an upfront, non-refundable license payment, and received research funding for the conduct of joint development activities during the three-year period ended September 30, 2013. In connection with the arrangement with BD, we recognized $0.6 million and $1.3 million for the years ended December 31, 2013, and 2012, respectively, as collaboration revenue in our consolidated statements of operations. We are eligible to receive certain commercialization milestones and royalties on the sale of iPSC reagent products. We do not anticipate generating any significant revenues under the arrangement with BD in the future.

        Grant revenue has been generated primarily through research and development grant programs offered by the U.S. government and its agencies. In April 2011, we were awarded a $2.1 million grant from the U.S. Army Telemedicine & Advanced Technology Research Center, or TATRC, to identify and develop regenerative medicines for acute sound-induced hearing loss. All funding under the TATRC grant was expended in full as of May 2013.

  Research and Development Expenses

        Research and development expenses consist of development costs associated with the research and development of our product candidates and cellular programming technology. These costs are expensed as incurred and include:

  •
  salaries and employee-related costs, including stock-based compensation;

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

        We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cellular programming technology. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

  •
  conducting our Phase 1b clinical trial of ProHema to examine its safety and curative potential in pediatric patients with orphan hematologic malignancies undergoing allogeneic HSCT (the PROMPT study); and

  •
  researching the therapeutic potential of our programmed cellular product candidates, including those derived from human induced pluripotent stem cells.

        Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates, including ProHema. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

        The following table summarizes our research and development expenses by major programs for the years ended December 31:

(in thousands)	2014	2013	2012
Hematopoietic cell product candidates	$9,282	$4,980	$5,869
Other preclinical programs and technologies	4,234	3,527	3,589

Total direct research and development expenses	13,516	8,507	9,458
Unallocated expenses	2,919	3,500	2,541

Total research and development expenses	$16,435	$12,007	$11,999

        Unallocated expenses consist primarily of facility costs; general equipment and supply costs; depreciation; and other miscellaneous costs, all of which we do not allocate to specific programs as these expenses are deployed across all of our research and development operations.

  General and Administrative Expenses

        General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for our employees in executive, operational, finance and human resource functions; professional fees for accounting, legal and tax services; costs for obtaining, prosecuting and maintaining our intellectual property; and other costs and fees, including director and officer insurance premiums, to support our operations as a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our research and development activities, maintain compliance with exchange listing and SEC requirements and continue to operate as a public company.

  Other Income (Expense)

        Other income (expense) consists primarily of interest income earned on cash and cash equivalents; interest expense on convertible notes and on amounts outstanding under our credit facilities; debt extinguishments; changes in fair value of the exchangeable share liability, while outstanding, relating to the total exchangeable shares held by the prior stockholders of Verio Therapeutics Inc. (Verio), a company that we acquired in 2010; and changes in fair value of the warrant liability relating to our warrants that were exercisable for shares of our preferred stock prior to our initial public offering, or

IPO. We anticipate that our interest expense will increase in the future in connection with our term loans outstanding with Silicon Valley Bank.

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments on an ongoing basis that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies reflect the more significant procedures, estimates and assumptions used in the preparation of our consolidated financial statements.

  Revenue Recognition

        Our revenues have principally consisted of license fees, periodic research and development funding and milestone payments under our September 2010 license and collaboration agreement with BD, as well as funding received under government grants. Our license and collaboration agreement with BD contains multiple elements, all of which are accounted for as collaboration revenue. We recognize revenues when all four of the following criteria are met: (i) persuasive evidence that an agreement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

  Collaboration Revenues

        Agreements entered into prior to 2011.    For multiple-element agreements entered into prior to January 1, 2011 and not materially modified thereafter, such as our agreement with BD, we analyzed the agreement to determine whether the elements within the agreement could be separated or whether they must be accounted for as a single unit of accounting. If the delivered element, which for us is commonly a license, has stand-alone value and the fair value of the undelivered elements, which for us are generally collaboration research activities, can be determined, we recognized revenue separately under the residual method as the elements under the agreement are delivered. If the delivered element does not have stand-alone value or if the fair value of the undelivered element cannot be determined, the agreement is then accounted for as a single unit of accounting, with consideration received under the agreement recognized as revenue on the straight-line basis over the estimated period of performance, which for us is generally the expected term of the research and development activities.

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

        We recognize revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance and its achievability was not reasonably assured at the inception of the agreement; (ii) we do not have ongoing performance obligations related to the achievement of the milestone; and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

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

  Accrued Research and Development Expenses

        As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of accrued research and development expenses include amounts owed to investigative sites in connection with clinical trials, to service providers in connection with preclinical development activities and to service providers related to product manufacturing, development and distribution of clinical supplies.

        We base our accrued expenses related to clinical trials on our estimates of the services performed and efforts expended pursuant to our contractual arrangements. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

        Although we do not expect our estimates to be materially different from expenses actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amounts actually incurred.

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

        We account for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms. For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the performance condition is determined to be probable of achievement or when it has been achieved.

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

        Total stock-based compensation expense for the years ended December 31, 2014, 2013, and 2012, was $2.4 million, $1.6 million, and $0.2 million, respectively. Expense related to unvested employee stock option grants not yet recognized (excluding those with performance-based conditions which are unachieved or determined not to be probable of achievement) as of December 31, 2014 was approximately $4.1 million and the weighted-average period over which these grants are expected to vest is 2.6 years.

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

        There were significant judgments and estimates inherent in the determination of the fair value of our common stock. These judgments and estimates included assumptions made regarding our future operating performance, the time to completing an IPO or other liquidity events and the determination of the appropriate valuation methods. If we had made different assumptions, our stock- based compensation expense, net loss and net loss per common share could have been significantly different.

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

  Warrant Liability

        Freestanding warrants for the purchase of convertible preferred stock were classified as liabilities on the consolidated balance sheets at their estimated fair value since the underlying convertible preferred stock was classified as temporary equity. At the end of each reporting period or at the time of conversion to warrants to purchase shares of the Company's common stock, changes in the estimated fair value during the period were recorded as a component of other income (expense). The freestanding warrants for the purchase of convertible preferred stock were converted into warrants to purchase shares of the Company's common stock in connection with the completion of our IPO on October 4, 2013. After such date, we no longer adjust the fair value of the warrants. Prior to the completion of our IPO, we estimated the fair value of the convertible preferred stock warrants using the Black-Scholes option pricing model based on inputs as of the valuation measurement dates for: the estimated fair value of the underlying convertible preferred stock; the remaining contractual terms of the warrants; the risk-free interest rates; the expected dividend yield; and the estimated volatility of the price of the convertible preferred stock.

  Exchangeable Share Liability and Exchangeable Shares

        In April 2010, we acquired Verio, a development stage company headquartered in Ottawa, Ontario. In connection with the acquisition, the stockholders of Verio received 900,000 non-voting shares of Fate Canada (the "Exchangeable Shares") that were initially exchangeable into 138,462 shares of our common stock and, subject to the validation of certain scientific data and the achievement of certain preclinical, clinical, commercial and financial milestones, were exchangeable for up to 884,605 shares of our common stock.

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

        Prior to our IPO, on the date of achievement of a milestone, the fair value of the related increase in the number of shares of our common stock into which the Exchangeable Shares were exchangeable was charged to research and development expense. Additionally, the fair value of the Exchangeable Shares was re-measured at each reporting date, with any changes in fair value being recognized in the change in fair value of the exchangeable share liability, a component of other income (expense), in the accompanying consolidated statements of operations. The fair value of the exchangeable share liability was equal to the fair value of the number of shares of our common stock into which the Exchangeable Shares were exchangeable.

        During the year ended December 31, 2014, based on the achievement of certain preclinical milestones, 38,463 shares of our common stock of the Company were earned and issued, resulting in a $0.4 million charge to research and development expense. During the years ended December 31, 2013, and 2012, we recorded charges of $0.3 million and $0.1 million to research and development expense related to increases in the number of shares of common stock issuable upon the exchange of the Exchangeable Shares of 76,922 shares and 57,691 shares, respectively. Up to an additional 365,379 shares of our common stock remain issuable subject to the achievement of certain milestones, and a charge to research and development expense will be recorded based on the then-current fair value of our common stock on the date of milestone achievement.

        For the years ended December 31, 2013, and 2012, we recorded other income (expense) related to the change in fair value of the Exchangeable Shares of $(2.4) million and $0.1 million, respectively. During the fourth quarter of 2013, we adjusted the exchangeable share liability to its then-current fair value upon the closing of our IPO, and reclassified the liability to additional paid-in capital.

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

Recent Accounting Pronouncements

        For a discussion of recently issued accounting pronouncements, please see Note 1 of the Notes to the Consolidated Financial Statements.

Results of Operations

  Comparison of Years Ended December 31, 2014 and 2013

        The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(in thousands)
Collaboration revenue	$—	$626
Grant revenue	—	345
Research and development expenses	16,435	12,007
General and administrative expenses	8,469	6,639
Total other income (expense), net	(979)	(3,219)

        Revenue.    We did not generate any revenue for the year ended December 31, 2014, compared to $1.0 million for the year ended December 31, 2013. The decrease was due to the completion of a government grant in May 2013, and the conclusion of the three-year joint development period under our license and collaboration agreement with BD in September 2013. We do not expect to generate any significant revenue under these agreements in the future.

        Research and development expenses.    Research and development expenses were $16.4 million for the year ended December 31, 2014, compared to $12.0 million for the year ended December 31, 2013. The $4.4 million increase in research and development expenses primarily reflects the following:

  •
  $2.3 million increase in employee compensation and benefits expense, including employee-stock based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the preclinical development of our other product candidates;

  •
  $1.5 million increase in third-party professional consultant and service provider expenses relating to the preparation for and conduct of our PUMA study and the preparation for the commencement of our PROMPT and PROVIDE studies of ProHema; and a

  •
  $1.0 million increase in expenditures for laboratory equipment and supplies relating to the preparation and conduct of our clinical trials, and to the conduct of our preclinical research activities; which were partially offset by a

  •
  $0.5 million decrease in non-employee stock-based compensation expense.

        General and administrative expenses.    General and administrative expenses were $8.5 million for the year ended December 31, 2014, compared to $6.6 million for the year ended December 31, 2013. The $1.9 million increase in general and administrative expenses primarily reflects the following:

  •
  $1.4 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the expansion of our financial and administrative operations;

  •
  $0.4 million increase in corporate insurance fees, including director and officer insurance premiums; and a

  •
  $0.4 million increase in third-party service fees, including accounting and legal professional services fees and exchange listing fees, to support our operations as a public company; which were partially offset by a

  •
  $0.3 million decrease in non-employee stock-based compensation expense; and a

  •
  $0.2 million decrease in intellectual property-related expenses.

        Other expense, net.    Other expense, net, was $1.0 million for the year ended December 31, 2014, compared to $3.2 million for the year ended December 31, 2013. The $2.2 million decrease in other expenses, net, was primarily due to a non-recurring $0.4 million loss on the extinguishment of debt during the year ended December 31, 2014, which was offset by a non-recurring $2.4 million fair value charge on the exchangeable share liability during the year ended December 31, 2013.

  Comparison of Years Ended December 31, 2013 and 2012.

        The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(in thousands)
Collaboration revenue	$626	$1,268
Grant revenue	345	1,402
Research and development expenses	12,007	11,999
General and administrative expenses	6,639	4,228
Total other income (expense), net	(3,219)	(682)

        Revenue.    Total revenue was $1.0 million for the year ended December 31, 2013, compared to $2.7 million for the year ended December 31, 2012. The decrease of $1.7 million was due to the completion of a government grant in May 2013 and the receipt of a $0.5 million commercialization milestone payment in 2012 that did not recur in 2013 under our license and collaboration agreement with BD. Our three-year joint development period under our agreement with BD concluded in September 2013.

        Research and development expenses.    Research and development expenses were $12.0 million for each of the years ended December 31, 2013 and 2012, with the following categorical changes:

  •
  $1.3 million increase in employee compensation and benefits expense, including employee stock-based compensation expense, to support the clinical development of ProHema and the preclinical development of our other product candidates; and a

  •
  $0.7 million increase in non-employee stock-based compensation expense; which were offset by

  •
  $1.3 million decrease in third-party professional consultant and service provider expenses relating to the preparation and conduct of our clinical trials of ProHema during 2012, including investigative site fees, costs to support regulatory filings and other clinical start-up activities; and a

  •
  $0.8 million decrease in expenditures for laboratory equipment and supplies relating to the preparation and conduct of our clinical trials of ProHema during 2012, and to the conduct of our preclinical research activities.

        General and administrative expenses.    General and administrative expenses were $6.6 million for the year ended December 31, 2013, compared to $4.2 million for the year ended December 31, 2012. The increase of $2.4 million in general and administrative expenses primarily reflects the following:

  •
  $0.8 million increase in employee compensation and benefits expense, including employee stock-based compensation expense, associated with the expansion of our executive management team;

  •
  $0.8 million increase in professional fees for third-party accounting, legal and other consulting services to prepare for operating as a public company;

  •
  $0.4 million increase in non-employee stock-based compensation expense; and a

  •
  $0.2 million increase in intellectual property related expenses.

        Other expense, net.    Other expense, net, was $3.2 million for the year ended December 31, 2013, compared to $0.7 million for the year ended December 31, 2012. The $2.5 million increase in other expenses, net, was primarily due to a non-recurring $2.4 million fair value charge on the exchangeable share liability during the year ended December 31, 2013.

Liquidity and Capital Resources

        We have incurred losses and negative cash flows from operations since inception. As of December 31, 2014, we had an accumulated deficit of $112.4 million and anticipate that we will continue to incur net losses for the foreseeable future.

        The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(22,419)	$(15,373)	$(13,274)
Net cash used in investing activities	(882)	(238)	(709)
Net cash provided by financing activities	18,366	60,560	16,683

Net increase (decrease) in cash and cash equivalents	$(4,935)	$44,949	$2,700

  Operating Activities

        Cash used in operating activities increased $7.0 million from $15.4 million for the year ended December 31, 2013 to $22.4 million for the year ended December 31, 2014. The primary driver of operating cash requirements was our net loss in each period. During the year ended December 31, 2014, we used cash from operating activities of $22.4 million, while our net loss was $25.9 million. The difference was primarily a result of $3.4 million of non-cash charges and deferrals, including $2.4 million of stock-based compensation expense, $0.5 million of depreciation expense and a $0.4 million charge relating to the fair value of shares of common stock of the Company that were earned and issued to the former stockholders of Verio pursuant to the achievement of a preclinical milestone.

        Cash used in operating activities increased $2.1 million from $13.3 million for the year ended December 31, 2012 to $15.4 million for the year ended December 31, 2013. The primary driver of operating cash requirements was our net loss in each period. During the year ended December 31, 2013, we used cash from operating activities of $15.4 million, while our net loss was $20.9 million. The difference was primarily a result of $5.2 million of non-cash charges and deferrals, including a $2.4 million charge relating to an increase in the fair value of the Exchangeable Shares, $1.6 million of stock-based compensation expense, $0.6 million of depreciation expense, a $0.3 million charge relating to an increase in the number of shares of common stock issuable upon the exchange of the Exchangeable Shares and a $0.3 million net change in our operating assets and liabilities.

  Investing Activities

        During the years ended December 31, 2014, 2013 and 2012, investing activities used cash of $0.9 million, $0.2 million and $0.7 million, respectively, for the purchase of property and equipment.

  Financing Activities

        Financing activities provided cash of $18.4 million for the year ended December 31, 2014, primarily from $20.0 million of proceeds from long-term borrowings, offset by $1.8 million of principal payments, under our loan and security agreement with Silicon Valley Bank.

        Financing activities provided cash of $60.6 million for the year ended December 31, 2013, primarily from net proceeds from our IPO of $40.5 million and $23.7 million of proceeds from the issuance of convertible promissory notes, offset by $2.0 million of principal payments on our long-term debt under our loan and security agreement and $1.7 million of payments of outstanding principal and accrued interest on the convertible promissory notes.

        Financing activities provided cash of $16.7 million for the year ended December 31, 2012, primarily from the issuance of Series C convertible preferred stock.

        From our inception through December 31, 2014 we have funded our consolidated operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2014, we had cash and cash equivalents of $49.1 million.

  Silicon Valley Bank Debt Facility

        On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the "Restated LSA") with Silicon Valley Bank (the "Bank"), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the "Loan Agreement"). Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the "Term A Loan") and (ii) subject to the achievement of a specified clinical milestone relating to our Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a "Term B Loan"). On December 24, 2014, the Company elected to draw $10.0 million under the Term B Loan.

        The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. The Company is required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on their respective maturity dates.

        A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $0.4 million paid by the Company to the Bank. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

        Proceeds from the Term B Loan were $10.0 million. In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company's common stock (the "Warrants") at an exercise price of $4.08 per share. The Warrants expire in December 2021. The aggregate fair value of the Warrants was determined to be $0.4 million using the Black-Scholes option pricing model (see Note 5 of the Notes to the Consolidated Financial Statements for additional information).

        The net proceeds from the Term A and Term B Loans have been used for, and we expect to continue to use net proceeds for, working capital purposes, including the research and development of our product candidates and cellular programming technology.

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

        In June and July 2013, we issued convertible promissory notes in an aggregate principal amount of $3.7 million to certain existing stockholders. In connection with the completion of our IPO on October 4, 2013, the outstanding principal and all accrued and unpaid interest due on the notes converted to 625,828 shares of our common stock. The notes accrued interest at 2% per year.

        In August 2013, we issued convertible promissory notes in an aggregate principal amount of $20.0 million to certain new investors. In connection with the completion of our IPO on October 4, 2013, we repaid $1.7 million of then-outstanding principal and unpaid accrued interest on the notes in cash, with the remaining outstanding principal converting to 3,053,573 shares of our common stock. The notes accrued interest at 2% per year.

  Shelf Registration Statement

        In October 2014, the SEC declared effective a shelf registration statement filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time for an aggregate offering price of up to $100 million. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 12, 2015, we had not sold any shares under this shelf registration statement.

  Operating Capital Requirements

        We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the research and development of, and seek regulatory approvals for, our product candidates. Our product candidates have not yet achieved regulatory approval, and we may not be successful in achieving commercialization of our product candidates.

        We believe our existing cash and cash equivalents as of December 31, 2014 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

        We will require additional capital for the research and development of our product candidates, and we may be forced to seek additional funds sooner than expected to pursue our research and development activities. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects.

        Our forecast of the period of time through which our existing cash and cash equivalents will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

  •
  the initiation, progress, size, timing, duration, costs and results of preclinical studies and clinical trials for our product candidates;

  •
  the time, cost and outcome of seeking and obtaining regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than, or evaluate clinical endpoints other than those that we currently expect;

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

  •
  the establishment of collaborations and strategic alliances;

  •
  the effect of competing technological and market developments; and

  •
  the cost of establishing sales, distribution, marketing and manufacturing capabilities, and the pricing and reimbursement, for any products for which we may receive regulatory approval.

        If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2014 that are expected to affect our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Long-term debt (including interest and fees)	$24,468	$2,899	$17,514	$4,055	$—
Operating lease obligations	1,423	943	480	—	—

Total	$25,891	$3,842	$17,994	$4,055	$—

        In January 2015, we entered into a sublease for additional laboratory space. The sublease expires in September 2017 and, under the sublease, future minimum lease rental payments for the years ended December 31, 2015, 2016 and 2017 are $0.3 million, $0.3 million and $0.2 million, respectively. Additionally, in March 2015, we extended the term of the lease on our existing facility for an additional 15 months. The extension expires in September 2017 and, under the lease extension, future minimum lease rental payments for the years ended December 31, 2016 and 2017 are $0.5 million and $0.8 million, respectively.

        We also have obligations under various license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing for product approval with the FDA or other regulatory agencies, product approval by the FDA or other regulatory agencies, product launch or product sales) or on the sublicense of our rights to another party. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these events is not fixed and determinable. Certain milestones are in advance of receipt of revenue from the sale of products and, therefore, we may require additional debt or equity capital to make such payments. These commitments include:

  •
  Under an exclusive license agreement with Children's Medical Center Corporation pursuant to which we license certain patents for use in our HSC modulation platform and our pharmacologically-modulated HSC product candidates, including ProHema, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5.0 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low to mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

  •
  Under an exclusive license agreement with the Whitehead Institute for Biomedical Research, pursuant to which we license certain patents relating to the reprogramming of somatic cells, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $2.3 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

  •
  We are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by various exclusive license agreements with The Scripps Research Institute, or TSRI, pursuant to which we license certain patents relating to the use of small molecules in the reprogramming of somatic cells. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low to mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, but will be required to pay a percentage of any sublicense income.

        We enter into contracts in the normal course of business, including with clinical sites and professional service providers for the conduct of clinical trials, contract research service providers for preclinical research studies, professional consultants for expert advice and vendors for the sourcing of clinical and laboratory supplies and materials. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk related to changes in interest rates. As of December 31, 2014, we had cash and cash equivalents of $49.1 million, including $35.3 million of money market mutual funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in short-term securities. Due to the short-term duration of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not be expected to have a material effect on the fair market value of our portfolio.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Fate Therapeutics, Inc.

        We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fate Therapeutics, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Diego, California

March 12, 2015

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$49,101	$54,036
Prepaid expenses and other current assets	771	615

Total current assets	49,872	54,651
Property and equipment, net	1,200	810
Restricted cash	122	122
Other assets	10	—

Total assets	$51,204	$55,583

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$645	$682
Accrued expenses	2,260	2,039
Current portion of deferred rent	85	53
Repurchase liability for unvested equity awards	45	94
Long-term debt, current portion	1,546	1,732

Total current liabilities	4,581	4,600
Deferred rent	51	135
Accrued expenses	149	—
Long-term debt, net of current portion	18,083	—
Commitments and contingencies (Note 4)
Stockholders' Equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2014 and December 31, 2013; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares—150,000,000 at December 31, 2014 and December 31, 2013; issued and outstanding—20,569,399 at December 31, 2014 and 20,434,080 at December 31, 2013	21	20
Additional paid-in capital	140,711	137,337
Accumulated deficit	(112,392)	(86,509)

Total stockholders' equity	28,340	50,848

Total liabilities and stockholders' equity	$51,204	$55,583

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
Collaboration revenue	$—	$626	$1,268
Grant revenue	—	345	1,402

Total revenue	—	971	2,670
Operating expenses:
Research and development	16,435	12,007	11,999
General and administrative	8,469	6,639	4,228

Total operating expenses	24,904	18,646	16,227

Loss from operations	(24,904)	(17,675)	(13,557)
Other income (expense):
Interest income	2	6	1
Interest expense	(549)	(796)	(487)
Loss on extinguishment of debt	(432)	—	(323)
Change in fair value of exchangeable shares	—	(2,421)	90
Change in fair value of warrant liability	—	(8)	37

Total other expense, net	(979)	(3,219)	(682)

Net loss and comprehensive loss	$(25,883)	$(20,894)	$(14,239)

Net loss per common share, basic and diluted	$(1.27)	$(3.54)	$(13.06)

Weighted-average common shares used to compute basic and diluted net loss per share	20,451,840	5,896,171	1,090,317

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock
			Common Stock				Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2011	32,353,366	$50,309	1,124,689	$1	$692	$(51,376)	$(50,683)
Exercise of stock options	—	—	11,154	—	15	—	15
Issuance of common stock at $0.25 per share for cash	—	—	118,360	—	192	—	192
Repurchase liability for unvested equity awards	—	—	—	—	(143)	—	(143)
Issuance of common stock for technology	—	—	15,385	—	21	—	21
Conversion of preferred stock into common stock	(5,694,180)	(11,889)	87,604	—	11,889	—	11,889
Exchange of debt and common stock for Series B-1 preferred stock	1,500,000	1,380	(23,077)	—	(32)	—	(32)
Issuance of Series C preferred stock for cash at $1.00 per share, net of issuance costs of $84	16,808,504	16,726	—	—	—	—	—
Stock-based compensation	—	—	—	—	155	—	155
Net loss	—	—	—	—	—	(14,239)	(14,239)

Balance at December 31, 2012	44,967,690	56,526	1,334,115	1	12,789	(65,615)	(52,825)
Exercise of stock options	—	—	35,852	—	23	—	23
Repurchase liability for unvested equity awards	—	—	—	—	49	—	49
Stock-based compensation	—	—	—	—	1,554	—	1,554
Issuance of common stock for technology	—	—	7,692	—	13	—	13
Beneficial conversion feature related to convertible notes	—	—	—	—	336	—	336
Impact of initial public offering:
Initial public offering of common stock, net of $5,520 of offering costs	—	—	7,666,667	8	40,472	—	40,480
Conversion of convertible preferred stock into common stock	(44,967,690)	(56,526)	7,229,590	7	56,519	—	56,526
Conversion of convertible notes into common stock	—	—	3,679,401	4	22,072	—	22,076
Exchange of exchangeable shares into common stock	—	—	480,763	—	3,318	—	3,318
Warrant liability reclassification	—	—	—	—	192	—	192
Net loss	—	—	—	—	—	(20,894)	(20,894)

Balance at December 31, 2013	—	—	20,434,080	20	137,337	(86,509)	50,848
Exercise of stock options, net of issuance costs	—	—	96,856	1	141	—	142
Repurchase liability for unvested equity awards	—	—	—	—	49	—	49
Stock-based compensation	—	—	—	—	2,434	—	2,434
Issuance of warrants for common stock	—	—	—	—	375	—	375
Issuance of stock on achievement of milestone	—	—	38,463	—	375	—	375
Net loss	—	—	—	—	—	(25,883)	(25,883)

Balance at December 31, 2014	—	$—	20,569,399	$21	$140,711	$(112,392)	$28,340

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(25,883)	$(20,894)	$(14,239)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	496	571	590
Issuances of common stock for technology	—	13	21
Stock-based compensation	2,434	1,554	155
Amortization of discounts	24	394	84
Noncash interest expense	167	147	121
Deferred rent	(52)	(195)	(197)
Deferred revenue	—	(63)	(83)
Stock-based milestone charges and change in fair value of exchangeable shares	375	2,767	(12)
Change in fair value of preferred stock warrants	—	8	(37)
Loss on disposal of assets	—	18	—
Loss on extinguishment of debt	3	—	323
Changes in assets and liabilities:
Prepaid expenses and other assets	(146)	(1,271)	(405)
Accounts payable and accrued expenses	163	1,578	405

Net cash used in operating activities	(22,419)	(15,373)	(13,274)
Cash flows from investing activities
Purchase of property and equipment	(882)	(244)	(709)
Proceeds from sale of property and equipment	—	6	—

Net cash used in investing activities	(882)	(238)	(709)
Cash flows from financing activities
Issuance of common stock, net of repurchases and issuance cost	142	23	207
Proceeds from initial public offering, net of offering costs	—	40,480	—
Issuance of convertible promissory notes	—	23,736	—
Proceeds from long-term debt	20,000	—	—
Payments on long-term debt	(1,750)	(2,000)	(250)
Payment on convertible promissory note	—	(1,679)	—
Issuance of preferred stock for cash, net of offering costs	—	—	16,726
Payments for the issuance of debt	(26)	—	—

Net cash provided by financing activities	18,366	60,560	16,683

Net change in cash and cash equivalents	(4,935)	44,949	2,700
Cash and cash equivalents at beginning of the period	54,036	9,087	6,387

Cash and cash equivalents at end of the period	$49,101	$54,036	$9,087

Supplemental disclosure of cash flow information
Interest paid	$494	$250	$282

Supplemental schedule of noncash investing and financing activities
Issuance of warrants for common stock in connection with long-term debt	$375	$—	$—

Beneficial conversion feature related to convertible notes	$—	$336	$—

Conversion of convertible preferred stock into common stock	$—	$56,526	$—

Conversion of convertible notes into common stock	$—	$22,076	$—

Exchange of exchangeable shares into common stock	$—	$3,318	$—

Warrant liability reclassification to equity	$—	$192	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

        Fate Therapeutics, Inc. (the "Company") was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company engaged in the development of programmed cellular therapeutics for the treatment of severe, life-threatening diseases. The Company has built a novel platform to program the function and fate of cells ex vivo using pharmacologic modulators, such as small molecules. The Company's lead product candidate, ProHema®, is an ex vivo programmed hematopoietic cellular therapeutic, which is currently in clinical development for the treatment of hematologic malignancies and rare genetic disorders in patients undergoing hematopoietic stem cell transplantation. The Company is also developing ex vivo programmed hematopoietic and myogenic cellular product candidates using its patent-protected induced pluripotent stem cell technology.

        As of December 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

Initial Public Offering

        On October 4, 2013, the Company completed its initial public offering (the "IPO") whereby it sold 7,666,667 shares of common stock at a public offering price of $6.00 per share. Gross proceeds from the offering were $46.0 million. After giving effect to underwriting discounts, commissions and other cash costs related to the offering, net proceeds were $40.5 million. In addition, each of the following occurred in connection with the completion of the IPO on October 4, 2013:

  •
  the conversion of all outstanding shares of the Company's convertible preferred stock into 7,229,590 shares of the Company's common stock;

  •
  the conversion of the Company's $22.1 million of outstanding principal and accrued interest on its convertible notes into 3,679,401 shares of common stock, the write-off of $0.3 million of unamortized debt discount and the related cash repayment of $1.7 million of outstanding principal and accrued interest on the convertible notes;

  •
  the issuance of 480,763 shares of the Company's common stock pursuant to the redemption of an aggregate of 900,000 exchangeable shares of Fate Therapeutics (Canada) Inc. ("Fate Canada"), a subsidiary of the Company incorporated in Canada, resulting in a final fair value adjustment charge of $0.4 million on the exchangeable shares, and the resultant reclassification of the exchangeable share liability to additional paid-in capital;

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

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The Company's consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. The preparation of the Company's consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company's consolidated financial statements and accompanying notes. The most significant estimates in the Company's consolidated financial statements relate to the valuation of equity awards and accrued expenses. Although these estimates are based on the Company's knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

        The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three- tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

    Level 1: Observable inputs such as quoted prices in active markets;

    Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

    Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

        As of December 31, 2014 and 2013, the carrying amount of cash equivalents was $35.3 million and $52.3 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of December 31, 2014 and 2013, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

        As of December 31, 2014 and 2013, the Company had no liabilities measured at fair value on a recurring basis. Financial liabilities that were previously measured at fair value on a recurring basis include the preferred stock warrant liability and exchangeable shares for the period the liabilities were outstanding. The preferred stock warrant liability was recorded at fair value using the Black-Scholes option pricing model and the exchangeable share liability was recorded at fair value based on the fair value of the underlying common stock. These liabilities were reclassified from liabilities to stockholders' equity as a result of the completion of the Company's IPO on October 4, 2013, which was the final fair value measurement date for each.

        None of the Company's non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

        The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Warrant Liability	Exchangeable Share Liability
Balance at December 31, 2012	$184	$551
Issuance of exchangeable shares	—	346
Change in fair value	8	2,421
Transfer to stockholders' equity at fair value upon closing of IPO	(192)	(3,318)

Balance at December 31, 2013	$—	$—

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

Accrued Expenses

        Current accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll and other employee benefits	$1,234	$1,002
Accrued clinical trial costs	415	251
Accrued other	611	786

Accrued expenses	$2,260	$2,039

        Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

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

Fate Therapeutics, Inc.

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

        Revenue arrangements with multiple elements may include license fees, research and development payments, milestone payments, other contingent payments, and royalties on any product sales derived from collaborations. The Company recognizes nonrefundable license fees with stand-alone value as revenue at the time that the Company has satisfied all performance obligations, and recognizes license fees without stand-alone value as revenue in combination with any undelivered performance obligations. The Company recognizes a research and development payment as revenue over the term of the collaboration agreement as contracted amounts are earned, or reimbursable costs are incurred, under the agreement, where contracted amounts are considered to be earned in relative proportion to the performance required under the applicable agreement. The Company recognizes a milestone payment, which is contingent upon the achievement of a milestone in its entirety, as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. These criteria include the following: (i) the consideration being earned should be commensurate with either the Company's performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company's performance to achieve the milestone; (ii) the consideration being earned should relate solely to past performance; (iii) the consideration being earned should be reasonable relative to all deliverables and payment terms in the arrangement; and (iv) the milestone should be considered in its entirety and cannot be bifurcated into substantive and nonsubstantive components. Any amounts received pursuant to revenue arrangements with multiple elements prior to satisfying the Company's revenue recognition criteria are recorded as deferred revenue on the Company's consolidated balance sheets.

        Revenue from government grants is recorded when reimbursable expenses are incurred under the grant in accordance with the terms of the grant award. The receivable for reimbursable amounts that have not been collected is reflected in prepaid and other current assets as of December 31, 2013. No such amounts were outstanding as of December 31, 2014.

Fate Therapeutics, Inc.

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

        The Company accounts for stock options and restricted stock awards to non-employees using the fair value approach. Stock options and restricted stock awards to non-employees are subject to periodic revaluation over their vesting terms. For stock option grants for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the performance condition is determined to be probable of achievement or when it has been achieved.

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Fate Therapeutics, Inc.

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

Net Loss Per Common Share

        Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 76,947 shares, 107,570 shares, and 173,772 shares for the years ended December 31, 2014, 2013, and 2012, respectively. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, exchangeable shares and common stock options outstanding under the Company's stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company's net loss position.

        Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2014	2013	2012
Convertible preferred stock outstanding	—	—	7,229,590
Warrants for convertible preferred stock	—	—	36,074
Warrants for common stock	134,113	36,074	—
Exchangeable shares	—	—	403,841
Common stock options	2,425,969	1,726,991	1,432,369

	2,560,082	1,763,065	9,101,874

        The convertible preferred stock and exchangeable shares were converted into shares of the Company's common stock as a result of the completion of the Company's IPO on October 4, 2013.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-15, which defined management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements.

        In June 2014, the FASB issued ASU 2014-10, which eliminated all incremental financial reporting requirements from United States generally accepted accounting principles (U.S. GAAP) for development stage entities, including inception-to-date information, the labeling of financial statements as those of a development stage entity, and the disclosure of a description of the development stage activities in which the entity is engaged. Effectively, ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. For public business entities, this guidance is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption of the guidance is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. Accordingly, we elected the early adoption of ASU 2014-10 beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, and no longer disclose inception-to-date information or incremental financial reporting requirements related to development stage entities.

        In May 2014, the FASB issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue. For public business entities, the guidance becomes effective for annual reporting periods beginning after December 15, 2016, and interim periods therein. We are currently evaluating the impact that the adoption of this guidance will have on its Consolidated Financial Statements.

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

Fate Therapeutics, Inc.

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

        In connection with the asset acquisition of Verio, the stockholders of Verio received 900,000 non-voting shares of Fate Canada (the "Exchangeable Shares") that were initially exchangeable into 138,462 shares of the Company's common stock and, subject to the validation of certain scientific data and the achievement of certain preclinical, clinical, commercial and financial milestones, were exchangeable for up to 884,605 shares of the Company's common stock. Additionally, the Company assumed $212,090 of net liabilities of Verio. The purchase price of the Verio asset acquisition is summarized as follows (in thousands):

Net liabilities	$212
Initial fair value of Exchangeable Shares	234

$446

        The amounts in the table above represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use.

        As a result of the Company's IPO on October 4, 2013, 480,763 shares of the Company's common stock were issued during the fourth quarter of 2013 pursuant to the redemption of the Exchangeable Shares. The total number of shares of the Company's common stock issued upon the exchange of the Exchangeable Shares as a result of the IPO had increased from 138,462 shares of the Company's common stock to a total of 480,763 shares of the Company's common stock based upon the achievement of certain contractual milestones.

        During the year ended December 31, 2014, based on the achievement of certain preclinical milestones, an additional 38,463 shares of the Company's common stock were earned and issued, resulting in a $0.4 million charge to research and development expense. The Company may issue an additional 365,379 shares of the Company's common stock based on the achievement of additional contractual milestones as follows: (i) 38,461 shares for the achievement of certain preclinical milestones, (ii) 211,538 shares for the achievement of certain clinical milestones and (iii) 115,380 shares for the achievement of certain commercialization milestones, such that the maximum aggregate number of shares of the Company's common stock issuable in connection with the Verio acquisition is 884,605.

        Prior to the Company's IPO, on the date of achievement of a milestone, the fair value of the related increase in the number of shares of common stock of the Company into which the Exchangeable Shares were exchangeable was charged to research and development expense.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Asset Acquisition of Verio Therapeutics Inc. (Continued)

Additionally, the fair value of the Exchangeable Shares was re-measured at each reporting date, with any changes in fair value being recognized in the change in fair value of the exchangeable share liability, a component of other income (expense), in the accompanying consolidated statements of operations. The fair value of the exchangeable share liability was equal to the fair value of the number of shares of common stock of the Company into which the Exchangeable Shares were exchangeable.

        For the years ended December 31, 2013 and 2012, the Company recorded other income (expense) related to the change in fair value of the Exchangeable Shares of $(2.4) million and $0.1 million, respectively. For the fourth quarter of 2013, the Company recorded other income (expense) of $(0.4) million related to the final fair value adjustment of the exchangeable share liability as of the IPO date, and reclassified the then-corresponding $3.3 million exchangeable share liability into additional paid-in capital.

        The changes in the number of shares of the Company's common stock issuable, and the initial fair value of the issuable shares, are summarized as follows (in thousands, except share and per share amounts):

	Shares of Common Stock	Fair Value Per Share of Underlying Common Stock	Initial Fair Value of Common Stock
April 2010	138,462	$1.69	$234
March 2011	92,308	1.69	156
May 2011	115,380	1.69	195
April 2012	57,691	1.37	78
July 2013	76,922	4.49	346
March 2014	38,463	9.74	375

	519,226		$1,384

3. Property and Equipment

        Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Furniture and fixtures	$265	$247
Computer and office equipment	169	123
Software	103	103
Leasehold improvements—building	66	60
Scientific equipment	3,384	2,573

Property and equipment, gross	3,987	3,106
Less accumulated depreciation and amortization	(2,787)	(2,296)

Property and equipment, net	$1,200	$810

        Depreciation expense related to property and equipment was $0.5 million, $0.6 million, and $0.6 million, for the years ended December 31, 2014, 2013, and 2012, respectively. No material gains or

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment (Continued)

losses on the disposal of property and equipment have been recorded for the years ended December 31, 2014, 2013, and 2012.

4. Long-Term Debt, Commitments and Contingencies

Long-Term Debt

        Long-term debt and unamortized discount balances are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Long-term debt	$20,000	$1,750
Less debt discount, net of current portion	(371)	—

Long-term debt, net of discount	19,629	1,750

Less current portion of long-term debt	(1,546)	(1,750)

Long-term debt, net of current portion	$18,083	$—

Current portion of long-term debt	$1,546	$1,750
Current portion of debt discount	—	(18)

Current portion of long-term debt, net	$1,546	$1,732

        On July 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the "Restated LSA") with Silicon Valley Bank (the "Bank"), collateralized by substantially all of the Company's assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the "Loan Agreement"). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the "Term A Loan") and (ii) subject to the achievement of a specified clinical milestone relating to the Company's Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a "Term B Loan"). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

        The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. The Company is required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on the respective maturity dates. The final payment fees are accrued as interest expense over the terms of the loans and recorded in long-term accrued expenses as of December 31, 2014.

        A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $0.4 million paid by the Company to the Bank. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt, Commitments and Contingencies (Continued)

        The Company determined the repayment of the Loan Agreement was a debt extinguishment, and accounted for the Term A Loan at fair value as of the issuance date accordingly. For the year ended December 31, 2014, the Company recorded a loss on debt extinguishment of $0.4 million, primarily related to the commitment fee paid to the Bank.

        Proceeds from the Term B Loan were $10.0 million. In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company's common stock (the "Warrants") at an exercise price of $4.08 per share. The Warrants expire in December 2021. The aggregate fair value of the Warrants was determined to be $0.4 million using the Black-Scholes option pricing model (see Note 5 of the Notes to the Consolidated Financial Statements for additional information) and was recorded as a debt discount on the Term B Loan and will be amortized to interest expense over the term of the Term B Loan using the effective interest method.

        The Company determined the effective interest rates of the Term A Loan and Term B Loan to be 10.3% and 12.0%, respectively. For the year ended December 31, 2014 the Company recorded $0.5 million in aggregate interest expense related to the Term A and Term B Loans. For the years ended December 31, 2014, 2013, and 2012, the Company recorded aggregate interest expense related to the Loan Agreement of $0.1 million, $0.3 million, and $0.5 million, respectively.

        Warrants to purchase 36,074 shares of the Company's common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of December 31, 2014, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

June and July 2013 Convertible Note Financing

        In June and July 2013, the Company issued convertible promissory notes in an aggregate principal amount of $3.7 million to certain existing stockholders. The notes accrued interest at 2% per year and were due on June 24, 2014. The outstanding principal and all accrued and unpaid interest due on the notes were converted into 625,828 shares of the Company's common stock as a result of the Company's IPO on October 4, 2013.

        In connection with the issuance of the convertible notes, the Company recorded a debt discount of $0.3 million related to a beneficial conversion feature that was recorded as the proceeds allocated to the debt instrument were less than the gross fair value of the shares of Series C convertible preferred stock into which the notes could convert. This debt discount was amortized as interest expense utilizing the effective interest method over the one-year term of the notes. For the year ended December 31, 2013, the entire $0.3 million debt discount was charged to interest expense in connection with its amortization during the period for which the notes were outstanding and the conversion of the notes into common stock pursuant to the Company's IPO on October 4, 2013.

August 2013 Convertible Note Financing

        In August 2013, the Company issued convertible promissory notes in an aggregate principal amount of $20.0 million to certain new investors. The notes accrued interest at 2% per year and were due on August 8, 2016. In connection with the completion of the Company's IPO on October 4, 2013, the Company repaid $1.7 million of then-outstanding principal and unpaid accrued interest on the

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Long-Term Debt, Commitments and Contingencies (Continued)

notes in cash, with the remaining outstanding principal converting to 3,053,573 shares of the Company's common stock. For the year ended December 31, 2013, the Company recorded aggregate interest expense of $0.1 million on the stated interest rate of the notes issued in August 2013.

Facility Lease

        The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. The lease expires in June 2016. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. Rent expense was $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Commitments

        Future minimum payments under the long-term debt and the non-cancelable operating lease as of December 31, 2014 are as follows (in thousands):

	Long-Term Debt	Operating Lease	Total
Years Ending December 31,
2015	$2,899	$943	$3,842
2016	8,757	480	9,237
2017	8,757	—	8,757
2018	4,055	—	4,055

Total	$24,468	$1,423	$25,891

Less interest	(2,968)
Less additional payments due upon maturity	(1,500)
Less unamortized debt discount	(371)
Less current portion of long-term debt	(1,546)

Long-term debt, net of current portion	$18,083

        See Note 10 of the Notes to the Consolidated Financial Statements for additional subsequent event information related to operating leases.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Convertible Preferred Stock and Stockholders' Equity

Reverse Stock Split

        On September 12, 2013, the Company filed an amendment to its amended and restated certificate of incorporation, effecting an one-for-6.5 reverse stock split of the Company's issued and outstanding shares of common stock. All issued and outstanding common stock and per share amounts contained in the Company's consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Convertible Preferred Stock

        The authorized, issued and outstanding shares of convertible preferred stock by series immediately prior to October 4, 2013 (the date each outstanding share of convertible preferred stock was converted to common stock as a result of the Company's IPO) is as follows:

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

Description of Securities

  Dividends

        As of December 31, 2014, the Board of Directors of the Company has not declared any dividends.

2007 Equity Incentive Plan and 2013 Stock Option and Incentive Plan

        The Company adopted an Equity Incentive Plan in 2007 (the 2007 Plan) under which, as amended in August 2013, 2,423,072 shares of common stock were reserved for issuance to employees, nonemployee directors and consultants of the Company. The 2007 Plan provides for the grant of incentive stock options, non-statutory stock options, rights to purchase restricted stock, stock appreciation rights, dividend equivalents, stock payments, and restricted stock units to eligible recipients. In connection with the issuance of restricted common stock, the Company maintains a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. Effective upon the completion of the Company's IPO, the board of directors determined not to grant any further awards under the 2007 Plan.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Convertible Preferred Stock and Stockholders' Equity (Continued)

        On August 28, 2013, the Company's board of directors and stockholders approved and adopted the 2013 Stock Option and Incentive Plan (the "2013 Plan" and collectively with the 2007 Plan "the Plans"). The 2013 Plan became effective immediately prior to the Company's IPO. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, directors or consultants of the Company or its subsidiaries. A total of 1,020,000 shares of common stock were initially reserved for issuance under the 2013 Plan. The shares issuable pursuant to awards granted under the 2013 Plan will be authorized, but unissued shares. The shares of common stock underlying any awards from the 2013 Plan and the 2007 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the 2013 Plan and the 2007 Plan will be added back to the shares of common stock available for issuance under the 2013 Plan.

        In addition, the number of shares of stock available for issuance under the 2013 Plan will be automatically increased each January 1 by 4% of the outstanding number of shares of the Company's common stock on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Company's board of directors.

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

        No purchases were made under the ESPP during the years ended December 31, 2014 and 2013.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Convertible Preferred Stock and Stockholders' Equity (Continued)

Stock Options and Restricted Stock Awards

        Stock Options.    The following table summarizes stock option activity and related information under the Plans for the year ended December 31, 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2013	1,726,991	$2.30	8.47	$7,203
Granted	885,624	6.62
Exercised	(96,856)	1.65
Cancelled	(89,790)	4.38

Outstanding at December 31, 2014	2,425,969	$3.83	8.06	$4,839

Options vested and expected to vest at December 31, 2014	2,287,320	$3.74	8.04	$4,639

Options exercisable at December 31, 2014	949,427	$2.75	7.38	$2,565

        As of December 31, 2014 and 2013, the outstanding options included 138,649 and 174,730, respectively, of performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these options at December 31, 2014 and December 31, 2013 was $0.6 million and $0.8 million, respectively.

        For the years ended December 31, 2014, 2013 and 2012, the Company granted its employees 0.9 million, 0.3 million and 1.1 million stock options, respectively, at a weighted-average grant date fair value per share equal to $5.10, $4.40 and $1.11, respectively.

        As of December 31, 2014 and 2013, the unrecognized compensation cost related to outstanding options (excluding those with unachieved performance-based conditions) was $4.1 million and $1.9 million, respectively, which is expected to be recognized as expense over approximately 2.6 years and 2.9 years, respectively.

        The total intrinsic value, which is the amount by which the exercise price was exceeded by the sale price of the Company's common stock on the date of sale, of stock options exercised during the year ended December 31, 2014 was $0.7 million. Total cash received upon the exercise of stock options was $0.2 million for the year ended December 31, 2014.

        Restricted Stock Awards.    Outstanding restricted stock awards granted both under and outside of the 2007 Plan are summarized as follows:

	Under the Plan		Outside the Plan
	Number of Shares	Weighted-Average Price	Number of Shares	Weighted-Average Price
Balance at December 31, 2014 and December 31, 2013	434,884	$0.468	564,904	$0.007

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Convertible Preferred Stock and Stockholders' Equity (Continued)

        Unvested outstanding restricted stock awards, issued under the 2007 Plan, as of December 31, 2014 and 2013 were 62,150 and 91,740 shares, respectively. As of December 31, 2014, these awards consist of 27,123 shares that vest monthly over a four year period and 35,027 shares that cliff vest in April 2018 or earlier upon the achievement of specified milestones. All restricted stock awards outside the 2007 Plan were fully vested as of December 31, 2014 and 2013.

Stock-Based Compensation Expense

        The allocation of stock-based compensation for all options granted and restricted stock awards are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$1,416	$912	$97
General and administrative	1,018	642	58

Total stock-based compensation expense	$2,434	$1,554	$155

        Employee Stock Option Grants.    The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.9%	1.6%	1.0%
Expected volatility	94%	90%	94%
Expected term (in years)	6.0	5.9	6.1
Expected dividend yield	0.0%	0.0%	0.0%

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

        Expected term.    The expected term represents the period of time that options are expected to be outstanding. As the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

        Based on historical employee turnover experience, pre-vesting forfeitures for all employee stock option grants was at estimated at 0% for each of the years ended December 31, 2014, 2013, and 2012.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Convertible Preferred Stock and Stockholders' Equity (Continued)

        Non-Employee Stock Option Grants.    The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.1%	2.1%	1.2%
Expected volatility	87%	91%	94%
Expected term (in years)	6.5	7.3	7.5
Expected dividend yield	0.0%	0.0%	0.0%

Warrants to Purchase Common Stock in Connection with Debt Issuance

        As a result of the financing of the Term B Loan on December 24, 2014, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company's common stock at an exercise price of $4.08 per share. The warrants expire in December 2021. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the debt issuance.

        The fair value of the warrants was determined to be $0.4 million, which was recorded to additional paid-in capital as a debt discount. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants issued were as follows:

As of December 24, 2014
Risk-free interest rate	2.1%
Expected volatility	85%
Expected term (in years)	7.0
Expected dividend yield	0.0%

Common Stock Reserved for Future Issuance

        Common stock reserved for future issuance is as follows:

	December 31,
	2014	2013
Common stock warrants	134,113	36,074
Common stock options	2,425,969	1,726,991
Awards available under the 2013 Plan	999,482	1,003,526
Exchangeable shares	365,379	403,842
Employee stock purchase plan	729,000	729,000

	4,653,943	3,899,433

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Collaboration Agreement

        On September 30, 2010, the Company entered into a worldwide exclusive collaboration and license agreement with Becton, Dickinson and Company ("BD") for the joint development and worldwide commercialization of certain induced pluripotent stem cell ("iPSC") tools and technologies for use in drug discovery and development. In connection with the agreement, the Company received a $0.3 million upfront, nonrefundable license payment and received research funding of $0.8 million per year, during a three-year joint development period, for the conduct of its development activities. In addition, the Company is eligible to receive: (i) milestone payments in the amount of $0.5 million, $0.7 million and $0.8 million in connection with the first commercial sale of up to three different iPSC products developed under the agreement, (ii) milestone payments of up to an aggregate amount of $4.0 million in connection with the achievement of certain annual net sales of iPSC products and (iii) royalties on the sale of such iPSC products. In 2012, the Company received a milestone payment of $0.5 million in connection with the first commercial sale of an iPSC product. The Company does not believe it is probable that it will receive any future milestone payments in connection with the first commercial sale of an iPSC product or the achievement of certain annual net sales of iPSC products, or any material royalties, under the agreement.

        License payments under the BD agreement were recorded as deferred revenue upon receipt and recognized ratably as revenue over the three-year program period as a result of the Company's continuing involvement with the collaboration. Funding received for the Company's research efforts under the program was recognized as revenue as costs were incurred, which approximated the level of effort over the three year period of the program. The Company recognized revenue from milestone payments when earned, provided that (i) the milestone event is substantive in that it can only be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance and its achievability was not reasonably assured at the inception of the agreement, (ii) the Company does not have ongoing performance obligations related to the achievement of the milestone and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payment appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone. Royalties received under the agreement will generally be recognized as revenue upon receipt of the related royalty payment. In connection with the BD agreement for the years ended December 31, 2013 and 2012, the Company recognized $0.6 million, and $1.3 million, respectively, as revenue in its consolidated statements of operations.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes

        The following is a reconciliation of the Company's expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax computed at federal statutory rate	$(8,800)	$(7,104)	$(4,842)
State tax, net of federal tax benefit	(1,311)	(1,011)	(777)
Permanent differences	159	755	113
Stock compensation	426	161	36
R&D tax credits	(994)	(621)	(243)
Other	(256)	(8)	207
Valuation allowance	10,776	7,828	5,506

Income tax expense	$—	$—	$—

        Significant components of the Company's deferred tax assets are summarized as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Section 59e amortization	$13,905	$12,070
Foreign net operating losses	36	72
Depreciation and amortization	1,050	880
Other	961	845

Deferred tax assets	15,952	13,867
Valuation allowance(1)	(15,952)	(13,867)

Net deferred tax assets	$—	$—

(1)
The removal of the valuation allowance related to the NOL and R&D carryforwards are not included in the change in valuation allowance as the Company has not completed a Section 382 analysis and has removed DTAs associated with NOL and R&D credits, as described below.

        A valuation allowance of $16.0 million and $13.9 million at December 31, 2014 and 2013, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

        At December 31, 2014, the Company had federal, California and Canadian net operating loss ("NOL") carryforwards of approximately $65.3 million, $61.7 million and $0.2 million, respectively, which may be available to offset future taxable income. The federal, California and Canadian NOL carryforwards begin to expire in 2027, 2028 and 2029, respectively, unless previously utilized. At December 31, 2014, the Company had federal and California research and development ("R&D") credit carryforwards of approximately $2.3 million and $2.1 million, respectively. The federal R&D tax

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

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

        The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation due to the complexity and cost associated with such a study and the fact that there may be additional such ownership changes in the future. If the Company has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

        The Company files income tax returns in the United States, California and Canada. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal, state and Canadian tax authorities for years beginning in 2011, 2010, and 2010, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustment up to the amount of the carryforwards.

        The change in the Company's unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2012	$11
Increase related to prior year positions	5

Balance at December 31, 2013	$16
Increase related to current year positions	11

Balance at December 31, 2014	$27

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2014 will significantly change within the next twelve months. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

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

9. Selected Quarterly Financial Data

(in thousands, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Revenues	$—	$—	$—	$—
Total operating expenses	6,937	6,040	5,984	5,943
Net loss	(6,980)	(6,067)	(6,603)	(6,233)
Basic and diluted net loss per common share	$(0.34)	$(0.30)	$(0.32)	$(0.30)
2013
Revenues	$472	$290	$209	$—
Total operating expense	3,828	4,559	5,357	4,902
Net loss	(3,548)	(5,534)	(6,073)	(5,739)
Basic and diluted net loss per common share	$(2.92)	$(4.46)	$(4.81)	$(0.29)

10. Subsequent Events

        In January 2015, we entered into a sublease for additional laboratory space. The sublease expires in September 2017 and, under the sublease, future minimum lease rental payments for the years ended December 31, 2015, 2016 and 2017 are $0.3 million, $0.3 million and $0.2 million, respectively.

        In March 2015, we extended the term of the lease on our existing facility for an additional 15 months. The extension expires in September 2017 and, under the lease extension, future minimum lease rental payments for the years ended December 31, 2016 and 2017 are $0.5 million and $0.8 million, respectively.

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

        Based on our management's evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014, the end of the period covered by this report.

        Management's Report on Internal Control over Financial Reporting.    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

        Attestation Report on Internal Control over Financial Reporting.    This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        None.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2014, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

Fate Therapeutics, Inc.
Date: March 12, 2015	By:	/s/ CHRISTIAN WEYER Christian Weyer President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ CHRISTIAN WEYER Christian Weyer, M.D., M.A.S.	President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
/s/ J. SCOTT WOLCHKO J. Scott Wolchko	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 12, 2015
/s/ WILLIAM H. RASTETTER William H. Rastetter, Ph.D.	Chairman of the Board and Director	March 12, 2015
/s/ JOHN D. MENDLEIN John D. Mendlein, Ph.D., J.D.	Vice Chairman of the Board and Director	March 12, 2015
/s/ TIMOTHY P. COUGHLIN Timothy P. Coughlin	Director	March 12, 2015

SIGNATURE	TITLE	DATE

/s/ MARK J. ENYEDY Mark J. Enyedy	Director	March 12, 2015
/s/ AMIR NASHAT Amir Nashat, Sc.D.	Director	March 12, 2015
/s/ ROBERT S. EPSTEIN Robert S. Epstein	Director	March 12, 2015

EXHIBIT INDEX

Exhibit No.		Exhibit Index
3.1		Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect(1).

3.2		Amended and Restated Bylaws of the Registrant, as currently in effect(2).

4.1		Specimen Common Stock Certificate(3).

4.2		Warrant to Purchase Stock issued to Silicon Valley Bank on January 5, 2009(4).

4.3		First Amendment to Warrant to Purchase Stock dated January 5, 2009 by and between the Registrant and SVB Financial Group, dated August 25, 2011(4).

4.4		Warrant to Purchase Stock issued to Silicon Valley Bank on August 25, 2011(4).

4.5		Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates(5).

10.1	#	2007 Equity Incentive Plan and forms of agreements thereunder(3).

10.2	#	2013 Stock Option and Incentive Plan and forms of agreements thereunder(6).

10.3	#	Employment Offer Letter by and between the Registrant and Christian Weyer, dated October 2, 2012(4).

10.4	#	Employment Offer Letter by and between the Registrant and Scott Wolchko, dated September 17, 2007(4).

10.5	#	Amendment to Employment Offer Letter by and between the Registrant and Scott Wolchko, dated November 11, 2008(4).

10.6		Consulting Agreement by and between the Registrant and John D. Mendlein, dated December 31, 2012(4).

10.7		Director Letter Agreement by and between the Registrant and Mark Enyedy, dated May 24, 2012(4).

10.8	†	Exclusive License Agreement by and between the Registrant and Children's Medical Center Corporation, dated May 13, 2009(4).

10.9	†	Exclusive License Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated May 2, 2013(4).

10.10	†	Restated License Agreement by and between The Ottawa Hospital Research Institute and Fate Therapeutics (Canada) Inc. (as successor to Verio Therapeutics, Inc.), effective April 6, 2010(4).

10.11		First Amendment to Restated License Agreement by and between The Ottawa Hospital Research Institute and Fate Therapeutics (Canada) Inc. (as successor to Verio Therapeutics, Inc.), effective February 14, 2012(4).

10.12		Second Amendment to Restated License Agreement by and between The Ottawa Hospital Research Institute and Fate Therapeutics (Canada) Inc. (as successor to Verio Therapeutics, Inc.), effective June 3, 2013(4).

10.13		Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009(4).

Exhibit No.		Exhibit Index
10.14		First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011(4).

10.15		Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of July 30, 2014(7).

10.16		Amended and Restated Investor Rights Agreement, dated August 8, 2013 by and between the Registrant and the stockholders named therein(4).

10.17		Form of Indemnification Agreement(3).

10.18		Director Letter Agreement by and between the Registrant and Timothy Coughlin, dated August 5, 2013(8).

10.19	#	2013 Employee Stock Purchase Plan(9).

10.20		Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013(10).

10.21	#	Amended and Restated Senior Executive Incentive Bonus Plan(11).

10.22	#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan(12).

10.23	†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009.

10.24	†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009.

10.25	†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010.

10.26	†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 26, 2010.

14.1		Code of Business Conduct and Ethics(13).

21.1		Subsidiaries of the Registrant(4).

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in page 133).

31.1		Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

Exhibit No.	Exhibit Index
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)
Filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K (File No. 001-36076), filed with the SEC on August 5, 2014 and incorporated herein by reference.

(6)
Filed as Exhibit 10.2 to the registrant's Registration Statement on Form S-1/A (File No. 333-190608) filed with the SEC on September 16, 2013 and incorporated herein by reference.

(7)
Filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 001-36076), filed with the SEC on August 5, 2014 and incorporated herein by reference.

(8)
Filed as Exhibit 10.22 to the registrant's Registration Statement on Form S-1 (File No. 333-190608) filed with the SEC on August 13, 2013 and incorporated herein by reference.

(9)
Filed as Exhibit 10.24 to the registrant's Registration Statement on Form S-1/A (File No. 333-190608) filed with the SEC on September 16, 2013 and incorporated herein by reference.

(10)
Filed as Exhibit 10.25 to the registrant's Registration Statement on Form S-1/A (File No. 333-190608) filed with the SEC on September 30, 2013 and incorporated herein by reference.

(11)
Filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K (File No. 001-36076), filed with the SEC on January 7, 2015 and incorporated herein by reference.

(12)
Filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K (File No. 001-36076), filed with the SEC on January 7, 2015 and incorporated herein by reference.

(13)
Filed as Exhibit 14.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-36076) and incorporated herein by reference.