Form 10-Q
period 2015-03-31
FATE THERAPEUTICS INC
filed 2015-05-07
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, 20,683,345 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,349	$49,101
Prepaid expenses and other current assets	443	771
Total current assets	42,792	49,872
Property and equipment, net	1,544	1,200
Restricted cash	122	122
Other assets	32	10
Total assets	$44,490	$51,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,271	$645
Accrued expenses	1,827	2,260
Current portion of deferred rent	26	85
Repurchase liability for unvested equity awards	33	45
Long-term debt, current portion	3,256	1,546
Total current liabilities	6,413	4,581
Deferred rent	100	51
Accrued expenses	312	149
Long-term debt, net of current portion	16,414	18,083
Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at March 31, 2015 and December 31, 2014; issued and outstanding shares — 20,637,217 at March 31, 2015 and 20,569,399 at December 31, 2014	21	21
Additional paid-in capital	141,503	140,711
Accumulated deficit	(120,273)	(112,392)
Total stockholders’ equity	21,251	28,340
Total liabilities and stockholders’ equity	$44,490	$51,204

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Operating expenses:
Research and development	$4,568	$4,522
General and administrative	2,756	2,415
Total operating expenses	7,324	6,937
Loss from operations	(7,324)	(6,937)
Other income (expense):
Interest income	1	—
Interest expense	(558)	(43)
Total other expense, net	(557)	(43)
Net loss and comprehensive loss	$(7,881)	$(6,980)

Net loss per common share, basic and diluted	$(0.38)	$(0.34)
Weighted-average common shares used to compute basic and diluted net loss per share	20,554,478	20,346,856

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(7,881)	$(6,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	123
Stock-based compensation	608	871
Amortization of discounts and debt issuance costs	44	8
Noncash interest expense	164	10
Deferred rent	(10)	(9)
Stock-based milestone charges and change in fair value of exchangeable shares	—	375
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	303	304
Accounts payable and accrued expenses	269	43
Net cash used in operating activities	(6,375)	(5,255)
Investing activities
Purchase of property and equipment	(452)	(398)
Net cash used in investing activities	(452)	(398)
Financing activities
Issuance of common stock, net of repurchases and issuance costs	75	(2)
Payments on long-term debt	—	(500)
Net cash provided by (used in) financing activities	75	(502)
Net change in cash and cash equivalents	(6,752)	(6,155)
Cash and cash equivalents at beginning of the period	49,101	54,036
Cash and cash equivalents at end of the period	$42,349	$47,881

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                       Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company engaged in the development of programmed cellular therapeutics for the treatment of severe, life-threatening diseases. The Company has built a novel platform to program the function and fate of cells ex vivo using pharmacologic modulators, such as small molecules. The Company’s lead product candidate, ProHema®, is an ex vivo programmed hematopoietic cellular therapeutic, which is currently in clinical development for the treatment of hematologic malignancies and rare genetic disorders in patients undergoing hematopoietic stem cell transplantation. The Company is also developing ex vivo programmed hematopoietic and myogenic cellular product candidates using its patent-protected induced pluripotent stem cell technology.

As of March 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

Initial Public Offering

On October 4, 2013, the Company completed its initial public offering (the “IPO”) whereby it sold 7,666,667 shares of common stock at a public offering price of $6.00 per share. Gross proceeds from the offering were $46.0 million. After giving effect to underwriting discounts, commissions and other cash costs related to the offering, net proceeds were $40.5 million.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed by the Company with the SEC on March 12, 2015. The results for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 58,453 shares and 88,043 shares for the three months ended March 31, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock, and common stock options outstanding under the Company’s stock option plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three months ended March 31, 2015, the Company realized a net loss of $7.9 million. Shares of potentially dilutive securities totaled 3.1 million for the three months ended March 31, 2015, including options to purchase 3.0 million shares of common stock.

For the three months ended March 31, 2014, the Company realized a net loss of $7.0 million. Shares of potentially dilutive securities totaled 2.5 million for the three months ended March 31, 2014, including options to purchase 2.4 million shares of common stock.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

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

As a result of the Company’s IPO on October 4, 2013, 480,763 shares of the Company’s common stock were issued during the fourth quarter of 2013 pursuant to the redemption of the Exchangeable Shares. The total number of shares of the Company’s common stock issued upon the exchange of the Exchangeable Shares as a result of the IPO had increased from 138,462 shares of the Company’s common stock to a total of 480,763 shares of the Company’s common stock based upon the achievement of certain contractual milestones.

During the three months ended March 31, 2014, based on the achievement of certain preclinical milestones, an additional 38,463 shares of the Company’s common stock were earned and issued, resulting in a $0.4 million charge to research and development expense. The Company may issue an additional 365,379 shares of the Company’s common stock based on the achievement of additional contractual milestones as follows: (i) 38,461 shares for the achievement of certain preclinical milestones, (ii) 211,538 shares for the achievement of certain clinical milestones and (iii) 115,380 shares for the achievement of certain commercialization milestones, such that the maximum aggregate number of shares of the Company’s common stock issuable in connection with the Verio acquisition is 884,605.

At the date of achievement of a milestone, the fair value of the additional shares is charged to research and development expense and recorded in additional paid-in capital.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents. As of March 31, 2015 and December 31, 2014, the carrying amount of cash equivalents was $35.3 million, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of March 31, 2015 and December 31, 2014, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of March 31, 2015 and December 31, 2014, the Company had no material liabilities measured at fair value on a recurring basis.

4.                       Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and other employee benefits	$562	$1,234
Accrued clinical trial costs	498	415
Accrued other	767	611
Accrued expenses	$1,827	$2,260

During the three months ended March 31, 2015, the Company issued 19,956 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2014 annual bonuses. All related amounts were accrued for as liabilities as of December 31, 2014. Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities as of March 31, 2015.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31, 2015	December 31,2014
Long-term debt	$20,000	$20,000
Less debt discount, net of current portion	(167)	(371)
Long-term debt, net of discount	19,833	19,629
Less current portion of long-term debt	(3,419)	(1,546)
Long-term debt, net of current portion	$16,414	$18,083
Current portion of long-term debt	$3,419	$1,546
Current portion of debt discount	(163)	—
Current portion of long-term debt, net	$3,256	$1,546

                On July 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of the Company’s assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to the Company’s Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a “Term B Loan”). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. The Company is required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on the respective maturity dates. The final payment fees are accrued as interest expense over the terms of the loans and recorded in long-term accrued expenses.

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $0.4 million paid by the Company to the Bank. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million. The Company determined that the repayment of the Loan Agreement was a debt extinguishment, and accounted for the Term A Loan at fair value as of the issuance date accordingly.

Proceeds from the Term B Loan were $10.0 million. In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the “Warrants”) at an exercise price of $4.08 per share. The Warrants expire in December 2021. The aggregate fair value of the Warrants was determined to be $0.4 million using the Black-Scholes option pricing model and was recorded as a debt discount on the Term B Loan and is amortized to interest expense over the term of the Term B Loan using the effective interest method.

The Company determined the effective interest rates of the Term A Loan and Term B Loan to be 10.3% and 12.0%, respectively. For the three months ended March 31, 2015, the Company recorded $0.6 million in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of March 31, 2015, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Lease

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In March 2015, we extended the term of the lease on this facility an additional 15 months through September 2017. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of March 31, 2015, future minimum payments under the operating lease are $2.5 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of March 31, 2015 are $0.8 million.

5.                    Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price

Balance at December 31, 2014	2,425,969	$3.83
Granted	793,152	4.87
Canceled	(213,630)	5.49
Exercised	(47,862)	1.56
Balance at March 31, 2015	2,957,629	$4.03

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Research and development	$304	$565
General and administrative	304	306
	$608	$871

As of March 31, 2015, the outstanding options included 122,780 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at March 31, 2015 was $0.5 million.

As of March 31, 2015, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $4.9 million and is expected to be recognized as expense over approximately 3.0 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2015	2014

Risk-free interest rate	1.6%	2.0%
Expected volatility	82.5%	94.5%
Expected term (in years)	6.0	6.1
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2015	2014

Risk-free interest rate	1.2%	2.2%
Expected volatility	87.1%	94.5%
Remaining contractual term (in years)	5.0	6.7
Expected dividend yield	0.0%	0.0%

6.                    Subsequent Events

On May 4, 2015, the Company entered into a research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T cell product candidates. Pursuant to the terms of the Agreement, Juno has agreed to pay the Company an upfront payment of $5.0 million and to purchase 1,000,000 shares of the Company’s common stock at $8.00 per share.

Pursuant to the collaboration’s research plan, the Company will be responsible for screening and identifying small molecule modulators of immunological cells, while Juno will be responsible for the development and commercialization of engineered T cell immunotherapies incorporating the Company’s modulators. Juno has agreed to fund all of the Company’s collaboration activities for an exclusive four-year research term beginning on the effective date of the Agreement, with minimum annual payments to the Company for research funding. Juno has the option to extend the exclusive research term for an additional two years, subject to the payment of an extension fee, and the continued funding of all collaboration activities during the extended term, with minimum annual payments to the Company for research funding.

Under the Agreement, the Company has granted Juno an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered T cell immunotherapies using or incorporating small molecule modulators directed against certain designated tumor-associated antigen targets, subject to the selection of a target by Juno. The Company has retained exclusive rights to such intellectual property, including its intellectual property arising under the collaboration, for all other purposes, including its use outside of those targets selected by Juno.

For each product developed by Juno that incorporates modulators identified through the research collaboration, the Company is eligible to receive approximately $50.0 million in target selection fees and clinical, regulatory and commercial milestones, as well as low single-digit royalties on sales.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at March 31, 2015 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

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

The following table summarizes our research and development expenses by major programs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014

HSC modulation platform	$3,146	$2,150
Other preclinical programs and technologies	671	1,587
Total direct research and development expenses	3,817	3,737
Unallocated expenses	751	785
Total research and development expenses	$4,568	$4,522

 Unallocated expenses consist primarily of facility costs, general equipment and supply costs, depreciation, and other miscellaneous costs, all of which we do not allocate to specific programs as these expenses are deployed across all of our research and development operations.

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

Other Income (Expense), Net

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest expense on convertible notes and on amounts outstanding under our credit facilities, and debt extinguishments. We anticipate that our interest expense will increase in the future in connection with our term loans outstanding with Silicon Valley Bank.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Increase /
	2015	2014	(Decrease)

Research and development expense	$4,568	$4,522	$46
General and administrative expense	2,756	2,415	341
Total other expense, net	(557)	(43)	514

Research and development expenses.  Research and development expenses were $4.6 million for the three months ended March 31, 2015, compared to $4.5 million for the three months ended March 31, 2014. The difference in research and development expenses primarily includes the following changes:

•                  $0.3 million increase in third-party professional consultant and service provider expenses relating to the conduct of our PUMA study and the preparation for the commencement of our PROMPT and PROVIDE studies of ProHema; which was offset by a

•                  $0.4 million non-cash charge during the three months ended March 31, 2014 related to the achievement of a pre-clinical milestone under our agreement with the former Verio stockholders.

General and administrative expenses.  General and administrative expenses were $2.8 million for the three months ended March 31, 2015, compared to $2.4 million for the three months ended March 31, 2014.  The increase in general and administrative expenses primarily reflects the following:

•                  $0.1 million increase in compensation and benefits expense, including employee stock-based compensation expense;

•                  $0.1 million increase in facility and infrastructure costs; and

•                  $0.1 million increase in corporate registration fees.

Other expense, net.  Other expense, net was $0.6 million for the three months ended March 31, 2015, compared to $43,000 for the three months ended March 31, 2014.  The change in other expense was primarily due to interest expense related to our term loans entered into during 2014 with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2015, we had an accumulated deficit of $120.3 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased $1.1 million from $5.3 million for the three months ended March 31, 2014 to $6.4 million for the three months ended March 31, 2015. The primary driver of operating cash requirements was our net loss for each period. During the three months ended March 31, 2015, we used cash from operating activities of $6.4 million, while our net loss was $7.9 million. The difference was primarily a result of $0.9 million of non-cash charges and deferrals, consisting of $0.6 million of stock-based compensation, $0.2 million of non-cash interest expense related to the final payment fees associated with our long-term debt, and $0.1 million of depreciation expense, and a $0.6 million net change in our operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2015 and 2014, investing activities used cash of $0.5 million and $0.4 million, respectively, for the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $0.1 million for the three months ended March 31, 2015 related to the issuance of common stock. Financing activities used cash of $0.5 million for the three months ended March 31, 2014, primarily related to payments on long-term debt.

 From our inception through March 31, 2015 we have funded our consolidated operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2015, we had cash and cash equivalents of $42.3 million.

Our IPO on October 4, 2013 resulted in net proceeds of $40.5 million.

Silicon Valley Bank Debt Facility

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to our Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a “Term B Loan”). On December 24, 2014, the Company elected to draw $10.0 million under the Term B Loan.

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

Proceeds from the Term B Loan were $10.0 million. In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the “Warrants”) at an exercise price of $4.08 per share. The Warrants expire in December 2021. The aggregate fair value of the Warrants was determined to be $0.4 million using the Black-Scholes option pricing model. The net proceeds from the Term A and Term B Loans have been used for, and we expect to continue to use net proceeds for, working capital purposes, including the research and development of our product candidates and cellular programming technology.

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time for an aggregate offering price of up to $100 million. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of May 7, 2015, we had not sold any shares under this shelf registration statement.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, the Company entered into a research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to identify small molecule modulators for programming the therapeutic properties of genetically-engineered chimeric antigen receptor (CAR) and T cell receptor (TCR) based cellular immunotherapies. Pursuant to the terms of the Agreement, Juno has agreed to pay the Company an upfront payment of $5.0 million, and to purchase one million shares of the Company’s common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million on May 7, 2015.

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

We believe our existing cash and cash equivalents as of March 31, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Contractual Obligations and Commitments

In July 2014, we entered into the Restated LSA with the Bank.  Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, which we have fully drawn upon. See Note 4 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2015 consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Additionally, we will only obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that the product candidate is manufactured in accordance with applicable regulatory requirements, is safe and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing processes are sufficient to support approval. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales, which will harm our business, prospects, financial condition and results of operations.

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

Developing therapeutic products, including conducting preclinical studies and clinical trials of cellular therapeutics, is expensive. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. However, our resources will likely be insufficient to conduct research and development programs to the full extent currently planned. We will require substantial additional capital to conduct the research and development and clinical and regulatory activities necessary to bring our product candidates to market. Our future capital requirements will depend on many factors, including, but not limited to:

•                  the progress, results, timing and costs of our preclinical studies and clinical trials;

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

•                  the cost of commercialization activities and arrangements, including the commercial manufacturing of our product candidates; and

•                  our ability to establish and maintain strategic arrangements and alliances with third-party collaborators to advance the research, development and commercialization of therapeutic products.

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

The results of our ongoing and future clinical trials may differ from interim results or from results achieved in earlier clinical trials or in preclinical studies for a variety of reasons, including:

•                  we may not demonstrate the potency and efficacy benefits observed in preclinical studies or earlier clinical trials;

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

•                  governmental or regulatory delays, failure to obtain regulatory approval, or uncertainty or changes in regulatory requirements, policy or guidelines;

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

•                  inability to reach agreement on clinical trial design and parameters with regulatory authorities, investigators and IRBs;

•                  obtaining sufficient quantities of critical reagents and other materials and equipment necessary for the manufacture and processing of any product candidate;

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

•                  failure of patients to complete clinical trials due to safety issues, side effects, or other reasons; and

•                  approval of competitive agents that may materially alter the standard of care or otherwise render our product candidates or clinical trial designs obsolete.

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

The FDA may require us to generate additional preclinical, product or clinical data, including data supporting the use of our nutrient rich media, or NRM, formulation, or our reduced volume formulation for pediatric use, as a condition to continuing and completing the PUMA and PROMPT studies, or to initiating and completing the PROVIDE study or any other subsequent clinical trials, of ProHema. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting the PUMA, PROMPT, or PROVIDE studies, or any other subsequent clinical trials, of ProHema. Any requirements to generate additional data or redesign or modify our protocols, or other additional comments, requirements or impositions by the FDA, may cause delays in the conduct of the PUMA study, the PROMPT study or the PROVIDE study, or other subsequent clinical development activities for ProHema, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProHema, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema.

Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with our product candidates, we may:

•                  be delayed in obtaining, or unable to obtain, regulatory approval for our product candidates;

•                  be required to amend the protocols for our clinical trials, perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

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

While ProHema is currently manufactured at clinical cell processing facilities operated by or affiliated with our clinical sites, we may be required to identify alternative processes for the manufacture of ProHema in compliance with applicable regulatory requirements, and in the future we may manufacture ProHema at facilities operated by us, by transplant centers, or by third parties. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProHema. Any such events could delay or prevent our ability to obtain regulatory approval or commercialize ProHema, which would adversely affect our business, financial condition and results of operations.

We study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients undergoing treatment with certain of our product candidates, including ProHema, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may be using. Any of these events could prevent us from advancing ProHema or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProHema or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

Further, to evaluate ProHema in pediatric patients, we have developed a reduced volume formulation of ProHema for children, due to their smaller size and requirement for smaller infusion volume. Although we have received permission from the FDA to use a formulation of ProHema having a reduced volume for the treatment of pediatric patients in our planned PROMPT and PROVIDE studies, the FDA may require us to generate additional preclinical, product, or clinical data to support the use of any reduced volume formulation of ProHema in these studies prior to or following their commencement, or in any subsequent trials of ProHema, or may impose other restrictions on the use of any reduced volume formulation of ProHema. Any such requirement or imposition may present technical challenges and may cause further delays in the commencement or conduct of our planned pediatric clinical trials. Any delays in, or any inability to conduct, our planned clinical development activities for pediatric patients would have an adverse effect on our business operations.

Because our product candidates are based on novel technologies, it is difficult to predict the applicable regulatory pathway to approval and the time, the cost and our ability to successfully complete clinical development, and to obtain the necessary regulatory and reimbursement approvals required for commercialization, of our product candidates.

ProHema and other product candidates that we may develop based on our cell programming technology represent novel therapeutics, and we face uncertainties associated with the clinical development, regulatory pathways to approval, and reimbursement required for successful commercialization of these product candidates. The clinical development and regulatory approval of novel product candidates such as ours can be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due a lack of prior experiences on the side of both developers and regulatory agencies. Additionally, due to the uncertainties associated with the clinical development and the regulatory pathways of our product candidates, we may be required to modify or change our clinical development plans or our regulatory pathways for approval. Any such modification or changes could delay or prevent our ability to develop, obtain regulatory approval or commercialize our product candidates, which would adversely affect our business, financial condition and results of operations.

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

Regulatory requirements governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements for or identify different regulatory pathways for approval for any of our product candidates.  For example, the FDA established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review, and it is possible that new or different bodies may be established or be granted the responsibility for regulating pharmacologically modulated cellular therapeutics such as ours.  In particular, there is uncertainty as to whether the FDA will regulate pharmacologically modulated cellular therapeutics, such as ProHema and other product candidates that we may develop, as biological products (and therefore subject to approval under a biologics license application, or BLA) or as drug products (and therefore subject to approval under a new drug application, or NDA) and to date our discussions with the FDA have not been determinate.  As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the clinical development of, and obtain regulatory approval for our product candidates.  Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by the FDA’s advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

ProHema is currently manufactured at clinical cell processing facilities operated by or affiliated with our clinical sites and is required to be manufactured in close proximity to the treatment site on the same day as product administration. The FDA has stated that we will be required to standardize the manufacture of ProHema, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProHema for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the use of our current manufacturing processes to manufacture ProHema for commercialization may require each of the clinical cell processing facilities at which ProHema is manufactured to comply with cGMP and other regulatory requirements, and be subject  to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a BLA or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with the FDA’s requirements and to properly execute the protocol for the manufacture of ProHema. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture ProHema in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of ProHema, which may require us to spend significant additional time and resources, and would impair our ability to complete the clinical development of, and to commercialize, ProHema. To comply with applicable regulatory requirements and our protocols for the manufacture of ProHema, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory requirements or with our protocols for the manufacture of ProHema, it will be restricted or prohibited from manufacturing ProHema and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProHema may adversely affect the safety and efficacy profile of ProHema or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProHema in both the clinical and the commercial setting, which would have an adverse effect on our business.

We depend on third-party suppliers for various components, materials and equipment required for the manufacture of ProHema and do not have supply arrangements for certain of these components.

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

In the United States, cord blood banks are required to file a biologics license application, or BLA, and to meet certain continued regulatory requirements, in order to bank and provide CBUs for transplantation. CBUs from a cord blood bank that maintains a BLA are considered to be licensed and have a product label describing their intended use. While the FDA currently allows unlicensed CBUs to be used for transplantation, and we have used both unlicensed and licensed CBUs in the manufacture of ProHema for our clinical trials, the FDA may later prohibit the use of unlicensed CBUs for transplantation or require ProHema to be manufactured using only licensed CBUs. Additionally, although CBUs from foreign cord blood banks, which are generally unlicensed, are currently available in the United States for use in transplantation and we have used CBUs from foreign cord blood banks in our clinical trials, changes in U.S. and foreign regulations may prohibit or limit the future use of foreign CBUs in the United States. Any inability to procure adequate supplies of CBUs will adversely affect our ability to develop and commercialize ProHema.

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

If a patent infringement suit were brought against us, we may be forced to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party’s intellectual property, unless that third party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue development, manufacture or sale of our products. If we are unable to obtain a license or develop or obtain non-infringing technology, or if we fail to defend an infringement action successfully, or if we are found to have infringed a valid patent, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates, any of which could harm our business significantly.

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

We have entered into a strategic research collaboration and license agreement with Juno Therapeutics, Inc. to pursue the identification and application of small molecule modulators to program certain genetically-engineered T cells.  Our collaboration may be terminated, or may not be successful, due to a number of factors, which could have a material adverse effect on our business and operating results.

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc., or Juno, for the identification and application of small molecule modulators for programming the therapeutic properties of genetically-engineered chimeric antigen receptor (CAR) and T cell receptor (TCR) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any products using our modulators be developed and commercialized.  Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors.  For example, we may be unable to identify small molecule modulators that are effective in modulating genetically-engineered T cell products, or Juno may elect not to develop any genetically-engineered T cell products incorporating any modulators that are identified through the collaboration.  If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

In addition, during the term of our research activities under the agreement, we have agreed to collaborate exclusively with Juno on the research and development of small molecule modulators with respect to T cells that have been genetically-engineered to express chimeric antigen receptors or T cell receptors against certain targets designated by Juno.  Furthermore, during the term of the agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities using small molecule modulators to program T cell product candidates that have been genetically-engineered to express chimeric antigen receptors or T cell receptors directed against certain targets selected by Juno.  These restrictions may prevent us from exploiting our small molecule modulators or impair our ability to pursue research, development and commercialization opportunities that we would otherwise deem to be beneficial to our business.

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

We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of March 31, 2015 we had an accumulated deficit of approximately $120.3 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProHema and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

•      sales of our common stock by us, including pursuant to the terms of our stock purchase agreement with Juno Therapeutics, Inc., or by our insiders or our other stockholders;

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

As of May 5, 2015, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 75% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on file with the SEC that provides for the sale of up to $100 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us. Any such sale or issuance of securities may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Fate Therapeutics, Inc.

Date: May 7, 2015	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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

10.1*

Amended and Restated Senior Executive Incentive Bonus Plan, adopted by the Registrant’s Board of Directors on January 5, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2015 and incorporated herein by reference).

10.2*

Form of Unrestricted Stock Award Agreement under the Registrant’s 2013 Stock Option and Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2015 and incorporated herein by reference).

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

* Indicates a management contract or any compensatory plan, contract or arrangement.