Form 10-Q
period 2015-06-30
FATE THERAPEUTICS INC
filed 2015-08-05
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, 28,694,577 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,176	$49,101
Prepaid expenses and other current assets	395	760
Total current assets	81,571	49,861
Property and equipment, net	1,766	1,200
Restricted cash	122	122
Other assets	24	—
Total assets	$83,483	$51,183

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,507	$645
Accrued expenses	2,491	2,260
Current portion of deferred rent	35	85
Current portion of deferred revenue	2,105	—
Repurchase liability for unvested equity awards	21	45
Long-term debt, current portion	5,156	1,535
Total current liabilities	11,315	4,570
Deferred rent	91	51
Deferred revenue	5,986	—
Accrued expenses	478	149
Long-term debt, net of current portion	14,539	18,073
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at June 30, 2015 and December 31, 2014; issued and outstanding shares — 28,618,567 at June 30, 2015 and 20,569,399 at December 31, 2014	29	21
Additional paid-in capital	179,097	140,711
Accumulated deficit	(128,052)	(112,392)
Total stockholders’ equity	51,074	28,340
Total liabilities and stockholders’ equity	$83,483	$51,183

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)

Collaboration revenue	$329	$—	$329	$—
Operating expenses:
Research and development	4,857	3,968	9,425	8,490
General and administrative	2,690	2,072	5,446	4,487
Total operating expenses	7,547	6,040	14,871	12,977
Loss from operations	(7,218)	(6,040)	(14,542)	(12,977)
Other income (expense):
Interest income	2	1	3	1
Interest expense	(563)	(28)	(1,121)	(71)
Total other expense, net	(561)	(27)	(1,118)	(70)
Net loss and comprehensive loss	$(7,779)	$(6,067)	$(15,660)	$(13,047)

Net loss per common share, basic and diluted	$(0.33)	$(0.30)	$(0.70)	$(0.64)
Weighted-average common shares used to compute basic and diluted net loss per share	23,920,630	20,467,782	22,246,832	20,407,632

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(15,660)	$(13,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	256
Stock-based compensation	1,346	1,295
Amortization of discounts and debt issuance costs	87	14
Noncash interest expense	329	17
Deferred rent	(10)	(18)
Deferred revenue	8,091	—
Stock-based milestone charges	—	375
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	375	356
Accounts payable and accrued expenses	856	8
Net cash used in operating activities	(4,296)	(10,744)
Investing activities
Purchase of property and equipment	(665)	(424)
Net cash used in investing activities	(665)	(424)
Financing activities
Issuance of common stock from equity incentive plans, net of repurchases and issuance costs	164	144
Proceeds from public offering of common stock, net of issuance costs	32,292	—
Proceeds from sale of common stock to collaboration partner	4,580	—
Payments on long-term debt	—	(1,000)
Net cash provided by (used in) financing activities	37,036	(856)
Net change in cash and cash equivalents	32,075	(12,024)
Cash and cash equivalents at beginning of the period	49,101	54,036
Cash and cash equivalents at end of the period	$81,176	$42,012

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

As of June 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Initial Public Offering

On October 4, 2013, the Company completed its initial public offering (the “IPO”) whereby it sold 7,666,667 shares of common stock at a public offering price of $6.00 per share. Gross proceeds from the offering were $46.0 million. After giving effect to underwriting discounts, commissions and other cash costs related to the offering, net proceeds were $40.5 million.

Follow-on Public Equity Offering

In May 2015, the Company completed a public offering of common stock in which the Company sold 6,900,000 shares of its common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. Total underwriting discounts, commissions, and other cash costs related to the offering were $2.4 million, of which $2.2 million had been paid as of June 30, 2015. After giving effect to all such costs, including those unpaid as of June 30, 2015, total net proceeds from the offering were $32.1 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics (Canada), Inc. or “Fate Canada”, incorporated in Canada, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Destin Therapeutics Inc., incorporated in Canada, which was dissolved in June 2014. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed by the Company with the SEC on March 12, 2015. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 51,055 shares and 80,645 shares for the three months ended June 30, 2015 and 2014, respectively and 54,754 shares and 84,344 shares for the six months ended June 30, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock, and common stock options outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and six months ended June 30, 2015, the Company realized a net loss of $7.8 million and $15.7 million, respectively. Shares of potentially dilutive securities totaled 3.0 million for the three and six months ended June 30, 2015, including options to purchase 2.9 million shares of common stock.

For the three and six months ended June 30, 2014, the Company realized a net loss of $6.1 million and $13.0 million, respectively. Shares of potentially dilutive securities totaled 2.4 million for the three and six months ended June 30, 2014, including options to purchase 2.4 million shares of common stock.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update is effective for financial statements issued for fiscal years beginning after December 15, 2015. As early adoption of this amendment is permitted, the Company has implemented the update accordingly by reclassifying prior period and current period amounts from assets to liabilities. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue. For public business entities, the guidance becomes effective for annual reporting periods beginning after December 15, 2017, and interim periods therein. The Company is currently evaluating the impact the adoption of this guidance will have on its Consolidated Financial Statements.

2.              Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T cell product candidates. Pursuant to the terms of the Agreement, Juno paid the Company a non-refundable upfront payment of $5.0 million and purchased 1,000,000 shares of the Company’s common stock at a price of $8.00 per share.

Additionally, Juno agreed to fund all of the Company’s activities under the collaboration for an exclusive four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to the Company. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of the Company’s activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to the Company during the two-year extension period. Upon exercise of the research term extension, the Company has the option to require Juno to purchase up to $10.0 million of the Company’s common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price of the Company’s common stock.

The Company applied Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements, to evaluate the appropriate accounting for the Agreement. In accordance with this guidance, the Company assessed the potential deliverables, including an exclusive license granted by the Company to Juno for certain intellectual property and research services to be performed by the Company, and determined that the deliverables did not have stand-alone value. The Company determined that the license deliverable granted under the Agreement does not have standalone value given the highly specific nature of the small molecules to be identified for use with Juno’s genetically-engineered T cell product candidates. The Company concluded that there is one single unit of accounting, and the arrangement consideration will be recognized in the same manner as the final deliverable, which is the research services. As such, the upfront payment of $5.0 million was recorded as deferred revenue and is being recognized over the initial four-year research term under the Agreement. With respect to the $8.0 million payment for the Company’s common stock, the Company determined that the common stock purchase price of $8.00 per share represented a premium of $3.40 per share. This premium represents arrangement consideration and therefore the aggregate premium of $3.4 million was recorded as deferred revenue and is being recorded as revenue ratably over the initial four-year research term. The remaining $4.6 million consideration that represents the purchase of common stock was recorded as the issuance of common stock in shareholders’ equity.

Pursuant to the collaboration’s research plan under the Agreement, the Company will be responsible for screening and identifying small molecule modulators of immunological cells, while Juno will be responsible for the development and commercialization of engineered T cell immunotherapies incorporating the Company’s modulators. As the Company is principally responsible for the performance of the research services under the Agreement, revenue is recognized on a gross basis for such services when earned. Payments for research services will be recognized as deferred revenue until earned. No such payments were received during the three months ended June 30, 2015.

Total revenue recognized under the Agreement for the three months ended June 30, 2015 was $0.3 million. As of June 30, 2015, aggregate deferred revenue related to the Agreement was $8.1 million.

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

The Company is eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. In accordance with ASC 605-28, Revenue Recognition — Milestone Method, the Company determined that such contingent payments do not constitute milestone payments and will not be accounted for under the milestone method of revenue recognition. The events leading to these payments do not meet the definition of a milestone under ASU 2010-17 because the achievement of these events depends on Juno’s performance and selections. Any revenue from these contingent selection payments would be subject to an allocation of arrangement consideration and would be recognized over any remaining period of performance obligation, if any, relating to the collaboration.

In connection with each Juno product that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million in the aggregate per product upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno product and the fifth Juno product that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per product upon the achievement of various clinical, regulatory, and commercial milestones. In accordance with ASU 2010-17, the Company determined that these contingent payments meet the definition of a milestone under ASU 2010-17, and that the milestones are substantive given that the milestones are commensurate with the Company’s performance, relate solely to the Company’s past performance, and are reasonable relative to other deliverables and payments under the Agreement. Accordingly, the milestones under the Agreement will be accounted for as revenue on the achievement date, if any.

Beginning on the date of the first commercial sale (in each country) for each Juno product that uses or incorporates the Company’s small molecule modulators, and continuing until the later of: i) the expiration of last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each product, Juno has agreed to pay the Company royalties on net sales of each Juno product that uses or incorporates the Company’s small molecule modulators in the low single-digits.

The Agreement will end on the date that no further payments are due under the Agreement.

3.              Asset Acquisition of Verio Therapeutics Inc.

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

As a result of the Company’s IPO on October 4, 2013, 480,763 shares of the Company’s common stock were issued during the fourth quarter of 2013 pursuant to the redemption of the Exchangeable Shares. The total number of shares of the Company’s common stock issued upon the exchange of the Exchangeable Shares as a result of the IPO had increased from 138,462 shares of the Company’s common stock to a total of 480,763 shares of the Company’s common stock based upon the achievement of certain contractual milestones. Additionally, during the six months ended June 30, 2014, based on the achievement of certain preclinical milestones, an additional 38,463 shares of the Company’s common stock were earned and issued, resulting in a $0.4 million charge to research and development expense.

In April 2015, the contractual earn-out period during which milestones were eligible to be earned and achieved expired under the Verio agreement and, as such, there are no additional contractual milestones that remain eligible for achievement. Accordingly, no additional shares of the Company’s common stock remain issuable under the Verio agreement.

4.              Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents. As of each of June 30, 2015 and December 31, 2014, the carrying amount of cash equivalents was $35.3 million, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of June 30, 2015 and December 31, 2014, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of June 30, 2015 and December 31, 2014, the Company had no material liabilities measured at fair value on a recurring basis.

5.              Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and other employee benefits	$879	$1,234
Accrued clinical trial costs	534	415
Accrued other	1,078	611
Accrued expenses	$2,491	$2,260

During the six months ended June 30, 2015, the Company issued 19,956 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2014 annual bonuses. All related amounts were accrued for as liabilities as of December 31, 2014. Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities as of June 30, 2015.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30, 2015	December 31, 2014
Long-term debt	$20,000	$20,000
Less debt issuance costs and discount, net of current portion	(139)	(381)
Long-term debt, net of long-term portion of debt issuance costs and discount	19,861	19,619
Less current portion of long-term debt	(5,322)	(1,546)
Long-term debt, net	$14,539	$18,073
Current portion of long-term debt	$5,322	$1,546
Less current portion of debt issuance costs and discount	(166)	(11)
Current portion of long-term debt, net	$5,156	$1,535

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

The Company determined the effective interest rates of the Term A Loan and Term B Loan to be 10.3% and 12.0%, respectively. For the three and six months ended June 30, 2015, the Company recorded $0.6 million and $1.1 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of June 30, 2015, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Lease

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In March 2015, the Company extended the term of the lease on this facility an additional 15 months through September 2017. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of June 30, 2015, future minimum payments under the operating lease are $2.3 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of June 30, 2015 are $0.7 million.

6.              Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price

Balance at December 31, 2014	2,425,969	$3.83
Granted	942,768	5.01
Canceled	(327,700)	5.59
Exercised	(129,212)	1.53
Balance at June 30, 2015	2,911,825	$4.11

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Research and development	$416	$229	$720	$794
General and administrative	322	195	626	501
	$738	$424	$1,346	$1,295

As of June 30, 2015, the outstanding options included 120,953 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at June 30, 2015 was $0.4 million.

As of June 30, 2015, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $4.4 million and is expected to be recognized as expense over approximately 2.9 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six Months Ended June 30,
	2015	2014

Risk-free interest rate	1.6%	1.9%
Expected volatility	82.2%	94.5%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Six Months Ended June 30,
	2015	2014

Risk-free interest rate	0.5%	2.2%
Expected volatility	61.9%	94.3%
Remaining contractual term (in years)	1.6	6.6
Expected dividend yield	0.0%	0.0%

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

Since our inception in 2007, we have devoted substantially all of our resources to the research and development of our product candidates and cellular programming technology, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, collaboration agreements, and through commercial bank debt that included the issuance of warrants.

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

•                  continue our research and development efforts, including under our collaboration agreement;

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

We do not expect to generate any revenues from sales of any therapeutic products unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates.

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at June 30, 2015 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

On May 4, 2015, we entered into a research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T cell product candidates. In connection with the Agreement, we received an upfront, non-refundable payment of $5.0 million and $8.0 million for the purchase of 1,000,000 shares of our common stock at $8.00 per share. Based on the upfront payment and the premium paid on the share purchase, we recorded $8.4 million of deferred revenue to be recognized ratably as revenue over the initial four-year research term. Additionally, we will receive a minimum of $2.0 million in research funding annually during the initial four-year term. We account for the research funding as revenue using the gross method and records such amounts received from Juno as revenue when earned.

Per the Agreement, Juno has the option to extend the research term an additional two-years subject to payment of a one-time, non-refundable extension fee of $3.0 million and minimum research funding of $4.0 million per year during the extended two-year research term. Additionally, if Juno elects to exercise its extension option, Fate then has the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price.

Additionally, we are eligible to receive certain contingent payments related to the selection of certain modulated targets by Juno, and to the achievement of certain preclinical, regulatory, and commercial milestones and royalties on commercial sales of each Juno product that uses or incorporates our small molecule modulators, under the Agreement. To date, no such payments have been received by us.

In connection with the Agreement, we have recognized $0.3 million during the three months ended June 30, 2015 as collaboration revenue in the consolidated statements of operations. As of June 30, 2015, aggregate deferred revenue related to the Agreement was $8.1 million.

Collaboration revenues were also generated from our collaboration agreement with Becton, Dickinson and Company, or BD. In September 2010, we entered into a worldwide exclusive license and collaboration agreement with BD for the joint development and worldwide commercialization of certain induced pluripotent stem cell, or iPSC, tools and technologies for use in drug discovery and development. The license and collaboration agreement was assigned by BD to Corning Incorporated in October 2012. In connection with the agreement, we received an upfront, non-refundable license payment, and received research funding for the conduct of joint development activities during the three-year period ended September 30, 2013.  We are eligible to receive certain commercialization milestones and royalties on the sale of iPSC reagent products. We do not anticipate generating any significant revenues under the agreement with BD in the future.

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

Research and Development Expenses

Research and development expenses consist of costs associated with the research and development of our product candidates and cellular programming technology, and the performance of research activities under our collaboration agreements. These costs are expensed as incurred and include:

•                  salaries and employee-related costs, including stock-based compensation;

•                  costs associated with conducting our preclinical, clinical and regulatory activities, including fees paid to third-party professional consultants and service providers;

•                  costs incurred under clinical trial agreements with investigative sites;

•                  costs incurred under our collaboration agreements;

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cellular programming technology, and as we perform research activities under our collaboration agreement with Juno. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

•                  researching the therapeutic potential of our programmed cellular product candidates, including those derived from human induced pluripotent stem cells; and

•                  performing research activities under the Agreement with Juno.

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

The following table summarizes our research and development expenses by major programs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

HSC modulation platform	$3,110	$2,151	$6,256	$4,301
Other preclinical programs and technologies	659	1,103	1,331	2,689
Total direct research and development expenses	3,769	3,254	7,587	6,990
Unallocated expenses	1,088	714	1,838	1,500
Total research and development expenses	$4,857	$3,968	$9,425	$8,490

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014	Increase

Collaboration revenue	$329	$—	$329
Research and development expense	4,857	3,968	889
General and administrative expense	2,690	2,072	618
Total other expense, net	561	27	534

Revenue. During the three months ended June 30, 2015, we recognized revenue of $0.3 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $4.9 million for the three months ended June 30, 2015, compared to $4.0 million for the three months ended June 30, 2014. The increase in research and development expenses primarily includes the following changes:

•                  $0.5 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the evaluation of our other product candidates; and

•                  $0.2 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our clinical trials, and to the conduct of our preclinical research activities.

General and administrative expenses.  General and administrative expenses were $2.7 million for the three months ended June 30, 2015, compared to $2.1 million for the three months ended June 30, 2014.  The increase in general and administrative expenses primarily reflects the following:

•                  $0.2 million increase in compensation and benefits expense, including employee stock-based compensation expense; and

•                  $0.2 million increase in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.6 million for the three months ended June 30, 2015, compared to $27,000 for the three months ended June 30, 2014.  The change in other expense was primarily due to interest expense related to our term loans with Silicon Valley Bank.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014	Increase

Collaboration revenue	$329	$—	$329
Research and development expense	9,425	8,490	935
General and administrative expense	5,446	4,487	959
Total other expense, net	1,118	70	1,048

Revenue.  During the six months ended June 30, 2015, we recognized revenue of $0.3 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $9.4 million for the six months ended June 30, 2015, compared to $8.5 million for the six months ended June 30, 2014.  The increase in research and development expenses primarily reflects the following:

•                  $0.5 million increase in compensation and benefits expense, including stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the evaluation of our other product candidates;

•                  $0.3 million increase in third-party professional consultant and service provider expenses relating to the clinical development of ProHema and the conduct of preclinical research activities; and

•                  $0.3 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our clinical trials; which were partially offset by

•                  $0.4 million non-cash charge during the six months ended June 30, 2014 related to the achievement of a pre-clinical milestone under our agreement with the former Verio stockholders.

General and administrative expenses.  General and administrative expenses were $5.4 million for the six months ended June 30, 2015, compared to $4.5 million for the six months ended June 30, 2014.  The increase in general and administrative expenses primarily reflects the following:

•                  $0.3 million increase in compensation and benefits expense, including stock-based compensation expense;

•                  $0.2 million increase in intellectual property-related expenses; and

•                  $0.2 million increase in third-party financial and legal professional service provider and insurance expenses to support our operations as a public company.

Other expense, net.  Other expense, net was $1.1 million for the six months ended June 30, 2015, compared to $0.1 million for the six months ended June 30, 2014. The change in other expense was primarily due to interest expense related to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2015, we had an accumulated deficit of $128.1 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities decreased from $10.7 million for the six months ended June 30, 2014 to $4.3 million for the six months ended June 30, 2015. The primary driver of this change in cash used in operating activities was $8.1 million in deferred revenue that resulted from the Agreement with Juno in May 2015, offset by our increase in net loss from 2014 to 2015.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a research collaboration and license agreement with Juno to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T cell product candidates. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our activities under the collaboration for an exclusive four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  As of June 30, 2015, no research payments have been received by us.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno product that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per product upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno product and the fifth Juno product that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per product upon the achievement of various clinical, regulatory, and commercial milestones. As of June 30, 2015, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno product that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each product, Juno has agreed to pay us royalties on net sales of each Juno product that uses or incorporates our small molecule modulators in the low single-digits. As of June 30, 2015, no royalties have been received us.

Investing Activities

During the six months ended June 30, 2015 and 2014, investing activities used cash of $0.7 million and $0.4 million, respectively, for the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2015, financing activities provided cash of $37.0 million.  Financing activities primarily consisted of $32.3 million of net proceeds from our May 2015 follow-on public offering of our common stock and $4.6 million from our May 2015 collaboration agreement with Juno, which amount represents the fair value of the equity component from Juno’s common stock purchase under the agreement. For the six months ended June 30, 2014, financing activities used cash of $0.9 million, which primarily related to payments on long-term debt.

From our inception through June 30, 2015, we have funded our consolidated operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, collaboration agreements, and through commercial bank debt that included the issuance of warrants. As of June 30, 2015, we had cash and cash equivalents of $81.2 million.

In May 2015, we completed a public offering of common stock in which we sold 6,900,000 shares of our common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. Total underwriting discounts, commissions, and other cash costs related to the offering were $2.4 million, of which $2.2 million has been paid as of June 30, 2015. After giving effect to all such costs, including those unpaid as of June 30, 2015, total net proceeds from the offering were $32.1 million.

Our IPO on October 4, 2013 resulted in net proceeds of $40.5 million.

Silicon Valley Bank Debt Facility

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between us and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone relating to our Phase 2 clinical trial of ProHema, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a “Term B Loan”). On December 24, 2014, we elected to draw $10.0 million under the Term B Loan.

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

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $0.4 million paid by us to the Bank. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million.

Proceeds from the Term B Loan were $10.0 million. In connection with the funding of the Term B Loan, we issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of our common stock (the “Warrants”) at an exercise price of $4.08 per share. The Warrants expire in December 2021. The aggregate fair value of the Warrants was determined to be $0.4 million using the Black-Scholes option pricing model. The net proceeds from the Term A and Term B Loans have been used for, and we expect to continue to use net proceeds for, working capital purposes, including the research and development of our product candidates and cellular programming technology.

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time for an aggregate offering price of up to $100 million. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of July 29, 2015, after taking into account the our May 2015 public offering of common stock, there is $65.5 million remaining under the shelf registration statement.

Agreement with Juno Therapeutics, Inc.

Under the Agreement with Juno, Juno purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million in May 2015, $4.6 million of which was considered an equity component of the transaction.  Juno has the option to extend the exclusive research term under the Agreement for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  Upon exercise of the research term extension, we have the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price of our common stock.

See the Operating Activities in the “Liquidity and Capital Resources” section above for further discussion on the Agreement.

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

We believe our existing cash and cash equivalents as of June 30, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

•                  the extent to which milestones are achieved under our collaboration agreement with Juno, and the time to achievement of such milestones;

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

•                  the establishment and continuation of collaborations and strategic alliances;

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

Contractual Obligations and Commitments

In July 2014, we entered into the Restated LSA with the Bank.  Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, which we have fully drawn upon. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2015 consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

We currently rely on third parties to conduct certain research and development activities and to support the conduct of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to timely develop, obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and expect to continue to rely upon third parties for the conduct of certain research and preclinical development activities and for the execution of our clinical trials. We control only certain aspects of the activities of these third parties. We are responsible for complying, and we are responsible for ensuring that our third-party service providers comply, with good clinical practices, or GCP, which are regulations and guidelines enforced by the FDA, as well as comparable foreign regulations and guidelines, for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our registrational clinical trials must be conducted with product produced under applicable regulatory requirements.

If these third parties do not successfully carry out their contractual duties or obligations, meet expected deadlines or successfully complete activities as planned, or if the quality or accuracy of the research, preclinical development activities or clinical data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our research, preclinical development activities and clinical trials, and the development of our product candidates, may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Further, if our agreements with third parties are terminated for any reason, the development of our product candidates may be delayed or impaired, and we may be unable to advance our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of June 30, 2015 we had an accumulated deficit of approximately $128.1 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProHema and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

•                  developments related to the FDA or to regulations applicable to cellular therapeutics generally or our product candidates in particular, including but not limited to regulatory pathways and clinical trial requirements for approvals;

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

As of July 22, 2015, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 58% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on file with the SEC that provides for the sale of up to approximately $65 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us. Any such sale or issuance of securities may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

a)             All information with respect to this item has been previously reported in our Current Report on Form 8-K.

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

Fate Therapeutics, Inc.

Date: August 5, 2015	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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

4.2†	Stock Purchase Agreement between the registrant and Juno Therapeutics, Inc., dated as of May 4, 2015.

10.1†	Collaboration and License Agreement between the registrant and Juno Therapeutics, Inc., dated as of May 4, 2015.

10.2	Amendment to Amended and Restated Investor Rights Agreement between the registrant and certain of its stockholders, dated as of May 4, 2015.

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