Form 10-Q
period 2015-09-30
FATE THERAPEUTICS INC
filed 2015-11-03
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, 28,716,570 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,857	$49,101
Accounts receivable	846	—
Prepaid expenses and other current assets	482	760
Total current assets	74,185	49,861
Property and equipment, net	2,072	1,200
Restricted cash	122	122
Other assets	24	—
Total assets	$76,403	$51,183

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,280	$645
Accrued expenses	2,317	2,260
Current portion of deferred rent	45	85
Current portion of deferred revenue	2,451	—
Repurchase liability for unvested equity awards	9	45
Long-term debt, current portion	6,494	1,535
Total current liabilities	12,596	4,570
Deferred rent	75	51
Deferred revenue	5,460	—
Accrued expenses	642	149
Long-term debt, net of current portion	12,635	18,073
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2015 and December 31, 2014; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at September 30, 2015 and December 31, 2014; issued and outstanding shares — 28,715,730 at September 30, 2015 and 20,569,399 at December 31, 2014	29	21
Additional paid-in capital	179,904	140,711
Accumulated deficit	(134,938)	(112,392)
Total stockholders’ equity	44,995	28,340
Total liabilities and stockholders’ equity	$76,403	$51,183

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)

Collaboration revenue	$1,026	$—	$1,355	$—
Operating expenses:
Research and development	5,003	4,080	14,428	12,570
General and administrative	2,351	1,904	7,797	6,391
Total operating expenses	7,354	5,984	22,225	18,961
Loss from operations	(6,328)	(5,984)	(20,870)	(18,961)
Other income (expense):
Interest income	4	—	7	1
Interest expense	(562)	(187)	(1,683)	(258)
Loss on extinguishment of debt	—	(432)	—	(432)
Total other expense, net	(558)	(619)	(1,676)	(689)
Net loss and comprehensive loss	$(6,886)	$(6,603)	$(22,546)	$(19,650)

Net loss per common share, basic and diluted	$(0.24)	$(0.32)	$(0.92)	$(0.96)
Weighted-average common shares used to compute basic and diluted net loss per share	28,650,356	20,489,181	24,404,740	20,435,073

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating activities
Net loss	$(22,546)	$(19,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477	371
Stock-based compensation	1,920	1,822
Amortization of discounts and debt issuance costs	132	17
Noncash interest expense	494	76
Deferred rent	(16)	(35)
Deferred revenue	7,911	—
Stock-based milestone charges	—	375
Loss on extinguishment of debt	—	3
Changes in operating assets and liabilities:
Accounts receivable	(846)	—
Prepaid expenses and other current assets	288	520
Accounts payable and accrued expenses	759	236
Net cash used in operating activities	(11,427)	(16,265)
Investing activities
Purchase of property and equipment	(1,320)	(611)
Net cash used in investing activities	(1,320)	(611)
Financing activities
Issuance of common stock from equity incentive plans, net of repurchases and issuance costs	385	146
Proceeds from public offering of common stock, net of issuance costs	32,149	—
Proceeds from sale of common stock to collaboration partner	4,580	—
Proceeds from long-term debt	—	10,000
Payments on long-term debt	(611)	(1,750)
Payments for the issuance of debt	—	(26)
Net cash provided by financing activities	36,503	8,370
Net change in cash and cash equivalents	23,756	(8,506)
Cash and cash equivalents at beginning of the period	49,101	54,036
Cash and cash equivalents at end of the period	$72,857	$45,530

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.              Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a biopharmaceutical company dedicated to the development of programmed cellular immunotherapeutics for the treatment of cancer and immune disorders. Its cell-based product pipeline is comprised of off-the-shelf immuno-oncology therapeutics, including NK- and T-cell-based candidates derived from induced pluripotent cells, and immuno-regulatory therapeutics, including hematopoietic cell-based candidates for protecting the immune system of patients undergoing hematopoietic cell transplantation and for suppressing auto-reactive T cells of patients with auto-immune disorders. The Company’s adoptive cell therapy candidates are based on its novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of September 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Follow-on Public Equity Offering

In May 2015, the Company completed a public offering of common stock in which the Company sold 6,900,000 shares of its common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. Total underwriting discounts, commissions, and other cash costs related to the offering were $2.4 million. After giving effect to all such costs, total net proceeds from the offering were $32.1 million.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed by the Company with the SEC on March 12, 2015. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 39,279 shares and 73,248 shares for the three months ended September 30, 2015 and 2014, respectively and 49,596 shares and 80,645 shares for the nine months ended September 30, 2015 and 2014, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock, and common stock options outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and nine months ended September 30, 2015, the Company realized a net loss of $6.9 million and $22.5 million, respectively. Shares of potentially dilutive securities totaled 3.1 million for the three and nine months ended September 30, 2015, including options to purchase 3.0 million shares of common stock.

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

2.              Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T-cell product candidates. Pursuant to the terms of the Agreement, Juno paid the Company a non-refundable upfront payment of $5.0 million and purchased 1,000,000 shares of the Company’s common stock at a price of $8.00 per share.

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

The Company applied Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition — Multiple Element Arrangements, to evaluate the appropriate accounting for the Agreement. In accordance with this guidance, the Company assessed the potential deliverables, including an exclusive license granted by the Company to Juno for certain intellectual property and research services to be performed by the Company, and determined that the deliverables did not have stand-alone value. The Company determined that the license deliverable granted under the Agreement does not have standalone value given the highly specific nature of the small molecules to be identified for use with Juno’s genetically-engineered T-cell product candidates. The Company concluded that there is one single unit of accounting, and the arrangement consideration will be recognized in the same manner as the final deliverable, which is the research services. As such, the upfront payment of $5.0 million was recorded as deferred revenue and is being recognized over the initial four-year research term under the Agreement. With respect to the $8.0 million payment for the Company’s common stock, the Company determined that the common stock purchase price of $8.00 per share represented a premium of $3.40 per share. This premium represents arrangement consideration and therefore the aggregate premium of $3.4 million was recorded as deferred revenue and is being recorded as revenue ratably over the initial four-year research term. The remaining $4.6 million consideration that represents the purchase of common stock was recorded as the issuance of common stock in shareholders’ equity.

Pursuant to the collaboration’s research plan under the Agreement, the Company is responsible for screening and identifying small molecule modulators of immunological cells, while Juno will be responsible for the development and commercialization of engineered T-cell immunotherapies incorporating the Company’s modulators. As the Company is principally responsible for the performance of the research services under the Agreement, revenue is recognized on a gross basis for such services when earned. Billings for research services will be recognized as deferred revenue until earned.

Total revenue recognized under the Agreement for the three and nine months ended September 30, 2015 was $1.0 million and $1.4 million, respectivley. As of September 30, 2015, aggregate deferred revenue related to the Agreement was $7.9 million.

Under the Agreement, the Company has granted Juno an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered T-cell immunotherapies using or incorporating small molecule modulators directed against certain designated tumor-associated antigen targets, subject to the selection of a target by Juno. The Company has retained exclusive rights to such intellectual property, including its intellectual property arising under the collaboration, for all other purposes, including its use outside of those targets selected by Juno.

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

Beginning on the date of the first commercial sale (in each country) for each Juno product that uses or incorporates the Company’s small molecule modulators, and continuing until the later of: i) the expiration of last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each product, Juno has agreed to pay the Company royalties in the low single-digits on net sales of each Juno product that uses or incorporates the Company’s small molecule modulators.

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

As a result of the Company’s IPO on October 4, 2013, 480,763 shares of the Company’s common stock were issued during the fourth quarter of 2013 pursuant to the redemption of the Exchangeable Shares. The total number of shares of the Company’s common stock issued upon the exchange of the Exchangeable Shares as a result of the IPO had increased from 138,462 shares of the Company’s common stock to a total of 480,763 shares of the Company’s common stock based upon the achievement of certain contractual milestones. Additionally, during the nine months ended September 30, 2014, based on the achievement of certain preclinical milestones, an additional 38,463 shares of the Company’s common stock were earned and issued, resulting in a $0.4 million charge to research and development expense.

In April 2015, the contractual earn-out period during which milestones were eligible to be earned and achieved expired under the Verio agreement and, as such, there are no additional contractual milestones that remain eligible for achievement. Accordingly, no additional shares of the Company’s common stock remain issuable under the Verio agreement.

4.              Fair Value Measurements

The carrying amounts of accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described below, the Company believes that the fair value of long-term debt approximates its carrying value.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents. As of September 30, 2015 and December 31, 2014, the carrying amount of cash equivalents was $35.3 million, which approximates fair value and was determined based upon Level 1 inputs. Cash equivalents primarily consisted of money market funds. As of September 30, 2015 and December 31, 2014, the Company did not hold any Level 2 or Level 3 financial assets that are recorded at fair value on a recurring basis.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of September 30, 2015 and December 31, 2014, the Company had no material liabilities measured at fair value on a recurring basis.

5.              Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and other employee benefits	$1,079	$1,234
Accrued clinical trial costs	460	415
Accrued other	778	611
Accrued expenses	$2,317	$2,260

During the nine months ended September 30, 2015, the Company issued 19,956 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2014 annual bonuses. All related amounts were accrued for as liabilities as of December 31, 2014. Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities as of September 30, 2015.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30, 2015	December 31, 2014
Long-term debt	$19,389	$20,000
Less debt issuance costs and discount, net of current portion	(105)	(381)
Long-term debt, net of long-term portion of debt issuance costs and discount	19,284	19,619
Less current portion of long-term debt	(6,649)	(1,546)
Long-term debt, net	$12,635	$18,073
Current portion of long-term debt	$6,649	$1,546
Less current portion of debt issuance costs and discount	(155)	(11)
Current portion of long-term debt, net	$6,494	$1,535

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the three and nine months ended September 30, 2015, the Company made principal payments totaling $0.6 million on the Term A Loan.

The Company is required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on the respective maturity dates. The final payment fees are accrued as interest expense over the terms of the loans and recorded in long-term accrued expenses.

A portion of the proceeds from the Term A Loan were used to repay loans outstanding under the Loan Agreement and to pay for transaction fees related to the Restated LSA, including a commitment fee of $0.4 million paid by the Company to the Bank. Net proceeds from the Term A Loan, after repayment of loans outstanding under the Loan Agreement and transaction fees, were $8.8 million. The Company determined that the repayment of the Loan Agreement was a debt extinguishment, and accounted for the Term A Loan at fair value as of the issuance date accordingly. During the three and nine months ended September 30, 2014, the Company recorded a loss on debt extinguishment of $0.4 million, primarily related to the commitment fee paid to the Bank.

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

The Company determined the effective interest rates of the Term A Loan and Term B Loan to be 10.3% and 12.0%, respectively. For the three and nine months ended September 30, 2015, the Company recorded $0.6 million and $1.7 million, respectively, in aggregate interest expense related to the Term A and Term B Loans. For the three and nine months ended September 30, 2014, the Company recorded $0.2 million in aggregate interest expense related to the Term A Loan.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of September 30, 2015, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In March 2015, the Company extended the term of the lease on this facility an additional 15 months through September 2017. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of September 30, 2015, future minimum payments under the operating lease are $2.0 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of September 30, 2015 are $0.6 million.

6.              Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price

Balance at December 31, 2014	2,425,969	$3.83
Granted	1,125,848	5.29
Canceled	(342,100)	5.49
Exercised	(226,375)	1.85
Balance at September 30, 2015	2,983,342	$4.34

The allocation of stock-based compensation for all options and restricted stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Research and development	$268	$280	$988	$1,074
General and administrative	306	247	932	748
	$574	$527	$1,920	$1,822

As of September 30, 2015, the outstanding options included 120,953 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at September 30, 2015 was $0.4 million.

As of September 30, 2015, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $4.7 million and is expected to be recognized as expense over approximately 2.7 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine Months Ended September 30,
	2015	2014

Risk-free interest rate	1.6%	1.9%
Expected volatility	81.9%	94.5%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Nine Months Ended September 30,
	2015	2014

Risk-free interest rate	0.8%	2.2%
Expected volatility	69.5%	92.2%
Remaining contractual term (in years)	2.8	6.7
Expected dividend yield	0.0%	0.0%

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

Overview

We are a biopharmaceutical company dedicated to the development of programmed cellular immunotherapeutics for the treatment of cancer and immune disorders. Our cell-based product pipeline is comprised of off-the-shelf immuno-oncology therapeutics, including NK- and T-cell-based candidates derived from induced pluripotent cells, and immuno-regulatory therapeutics, including hematopoietic cell-based candidates for protecting the immune system of patients undergoing hematopoietic cell transplantation and for suppressing auto-reactive T cells of patients with auto-immune disorders. Our adoptive cell therapy candidates are based on our novel ex vivo cell programming approach, which we apply to modulate the therapeutic function and direct the fate of immune cells.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at September 30, 2015 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

On May 4, 2015, we entered into a research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T-cell product candidates. In connection with the Agreement, we received an upfront, non-refundable payment of $5.0 million and $8.0 million for the purchase of 1,000,000 shares of our common stock at $8.00 per share. Based on the upfront payment and the premium paid on the share purchase, we recorded $8.4 million of deferred revenue to be recognized ratably as revenue over the initial four-year research term. Additionally, we will receive a minimum of $2.0 million in research funding annually during the initial four-year term. We account for the research funding as revenue using the gross method and record such amounts received from Juno as revenue when earned.

Per the Agreement, Juno has the option to extend the research term an additional two years subject to payment of a one-time, non-refundable extension fee of $3.0 million and minimum research funding of $4.0 million per year during the extended two-year research term. Additionally, if Juno elects to exercise its extension option, Fate then has the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price.

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

In connection with the Agreement, we have recognized $1.0 million and $1.4 million during the three and nine months ended September 30, 2015, respectively, as collaboration revenue in the consolidated statements of operations. As of September 30, 2015, aggregate deferred revenue related to the Agreement was $7.9 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cellular programming technology, and as we perform research activities under our collaboration agreement with Juno. Our current planned research and development activities over the next twelve months consist primarily of the following:

•                  conducting our clinical trials of ProHema to examine its safety and its curative potential in adult patients (the PUMA study) and in pediatric patients (the PROMPT study) with hematologic malignancies, and in pediatric patients (the PROVIDE study) with inherited metabolic disorders, undergoing allogeneic hematopoietic stem cell transplants, or HSCT;

•                  conducting preclinical research and submitting an IND for, and initiating clinical development of, ProTmune to examine its safety and curative potential in adult patients with hematologic malignancies undergoing allogeneic HSCT;

•                  conducting preclinical research to investigate the therapeutic potential of our off-the-shelf immuno-oncology therapeutics, including NK- and T-cell-based candidates derived from induced pluripotent cells;

•                  conducting preclinical research to investigate the therapeutic potential of our immuno-regulatory therapeutics, including hematopoietic cell-based candidates for suppressing auto-reactive T cells of patients with auto-immune disorders; and

•                  performing research activities under the Agreement with Juno.

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

The following table summarizes our research and development expenses by major programs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Hematopoietic cell-based programs	$3,436	$2,573	$9,692	$6,874
Other preclinical programs and technologies	651	784	1,982	3,473
Total direct research and development expenses	4,087	3,357	11,674	10,347
Unallocated expenses	916	723	2,754	2,223
Total research and development expenses	$5,003	$4,080	$14,428	$12,570

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase/
	2015	2014	(Decrease)

Collaboration revenue	$1,026	$—	$1,026
Research and development expense	5,003	4,080	923
General and administrative expense	2,351	1,904	447
Total other expense, net	558	619	(61)

Revenue. During the three months ended September 30, 2015, we recognized revenue of $1.0 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $5.0 million for the three months ended September 30, 2015, compared to $4.1 million for the three months ended September 30, 2014. The increase in research and development expenses primarily includes the following changes:

•                  $0.3 million increase in third-party professional consultant and service provider expenses relating to the clinical development of ProHema and the conduct of our research activities;

•                  $0.2 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the conduct of our research activities; and

•                  $0.2 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our research activities.

General and administrative expenses.  General and administrative expenses were $2.4 million for the three months ended September 30, 2015, compared to $1.9 million for the three months ended September 30, 2014.  The increase in general and administrative expenses primarily reflects a $0.2 million increase in compensation and benefits expense, including employee stock-based compensation expense.

Other expense, net.  Other expense, net was $0.6 million for the three months ended September 30, 2015, compared to $0.6 for the three months ended September 30, 2014.  The change in other expense was primarily due to a $0.4 million increase in interest expense relating to our term loans with Silicon Valley Bank, offset by a $0.4 million loss on debt extinguishment during the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	Increase

Collaboration revenue	$1,355	$—	$1,355
Research and development expense	14,428	12,570	1,858
General and administrative expense	7,797	6,391	1,406
Total other expense, net	1,676	689	987

Revenue.  During the nine months ended September 30, 2015, we recognized revenue of $1.4 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $14.4 million for the nine months ended September 30, 2015, compared to $12.6 million for the nine months ended September 30, 2014.  The increase in research and development expenses primarily reflects the following:

•                  $0.7 million increase in compensation and benefits expense, including stock-based compensation expense, relating to an increase in employee headcount to support the clinical development of ProHema and the evaluation of our other product candidates;

•                  $0.6 million increase in third-party professional consultant and service provider expenses relating to the clinical development of ProHema and the conduct of our research activities; and

•                  $0.5 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our clinical trials and our research activities; which were partially offset by

•                  $0.4 million non-cash charge during the nine months ended September 30, 2014 relating to the achievement of a pre-clinical milestone under our agreement with the former Verio stockholders.

General and administrative expenses.  General and administrative expenses were $7.8 million for the nine months ended September 30, 2015, compared to $6.4 million for the nine months ended September 30, 2014.  The increase in general and administrative expenses primarily reflects the following:

•                  $0.5 million increase in compensation and benefits expense, including stock-based compensation expense;

•                  $0.2 million increase in intellectual property-related expenses; and

•                  $0.2 million increase in facility- and infrastructure- related expenses.

Other expense, net. Other expense, net was $1.7 million for the nine months ended September 30, 2015, compared to $0.7 million for the nine months ended September 30, 2014. The change in other expense was primarily due to a $1.4 million increase in interest expense relating to our term loans with Silicon Valley Bank, partially offset by a $0.4 million loss on debt extinguishment during the three months ended September 30, 2014.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2015, we had an accumulated deficit of $134.9 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities decreased from $16.3 million for the nine months ended September 30, 2014 to $11.4 million for the nine months ended September 30, 2015. The primary driver of this change in cash used in operating activities was $7.9 million in deferred revenue resulting from the Agreement with Juno in May 2015, offset by our increase in net loss from 2014 to 2015.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a research collaboration and license agreement with Juno to identify small molecules to program the therapeutic properties of Juno’s genetically-engineered T-cell product candidates. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our activities under the collaboration for an exclusive four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  As of September 30, 2015, no research payments have been received by us, although $0.8 million are included in accounts receivable.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno product that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per product upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno product and the fifth Juno product that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per product upon the achievement of various clinical, regulatory, and commercial milestones. As of September 30, 2015, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno product that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each product, Juno has agreed to pay us royalties on net sales of each Juno product that uses or incorporates our small molecule modulators in the low single-digits. As of September 30, 2015, no royalties have been received us.

Investing Activities

During the nine months ended September 30, 2015 and 2014, investing activities used cash of $1.3 million and $0.6 million, respectively, for the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2015, financing activities provided cash of $36.5 million.  Financing activities primarily consisted of $32.1 million of net proceeds from our May 2015 follow-on public offering of our common stock and $4.6 million from our May 2015 collaboration agreement with Juno, which amount represents the fair value of the equity component from Juno’s common stock purchase under the agreement. For the nine months ended September 30, 2014, financing activities provided cash of $8.4 million, which primarily related to $10.0 million of proceeds from long-term debt, partially offset by payments on long-term debt of $1.8 million.

From our inception through September 30, 2015, we have funded our consolidated operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, collaboration agreements, and through commercial bank debt that included the issuance of warrants. As of September 30, 2015, we had cash and cash equivalents of $72.9 million.

In May 2015, we completed a public offering of common stock in which we sold 6,900,000 shares of our common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. Total underwriting discounts, commissions, and other cash costs related to the offering were $2.4 million. After giving effect to all such costs, total net proceeds from the offering were $32.1 million.

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. We are required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter are required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. We are required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on their respective maturity dates. We made principal payments of $0.6 million during the three and nine months ended September 30, 2015 related to the Term A Loan.

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

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time for an aggregate offering price of up to $100 million. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of November 3, 2015, after taking into account the May 2015 public offering of common stock, there is $65.5 million remaining under the shelf registration statement.

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

We believe our existing cash and cash equivalents as of September 30, 2015 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2015 consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

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

Interim results from ongoing clinical trials and results from preclinical studies and earlier clinical trials are not predictive of the results of our ongoing or future clinical trials.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. For example, although an independent data monitoring committee, or iDMC, supported the continuation of our Phase 2 PUMA study of ProHema based upon two scheduled interim data reviews, the PUMA study has not been completed and the interim data reviews, which were based upon data from a limited number of subjects who are still under evaluation and subject to ongoing safety surveillance, may not be predictive of safety or efficacy of ProHema in the final analysis of the PUMA study. In addition, although the results of our completed Phase 1b ProHema-01 study in adults with hematologic malignancies undergoing double umbilical cord blood transplant demonstrated human proof-of-concept, we may not achieve efficacy or duplicate these results in the PUMA study or in planned additional clinical trials of ProHema, including the PROMPT or PROVIDE studies in pediatric patients.

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

•                  advancements in the standard of care may affect our ability to demonstrate efficacy or achieve study endpoints in current or future clinical trials;

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

Due to the targeted indication of HSCT procedures in general and our hematopoietic cell product candidates in particular, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular therapeutic product candidates that we develop will be relatively high due to their anticipated use in a one-time, potentially life-saving procedure with curative intent, the biopharmaceutical industry has recently experienced significant pricing pressures, including in the area of orphan drug products. Additionally, because our target patient populations are relatively small, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If pricing is set at unsatisfactory levels, our ability to successfully market and sell our product candidates will be adversely affected.

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

Risks Related to Our Business and Industry

The success of our product candidates, including ProHema, is substantially dependent on developments within the field of HSCT and cellular immunotherapy, some of which are beyond our control.

Our product candidates, including ProHema, are designed and are being developed as therapeutic entities for use as cellular immunotherapies. Any adverse developments in the field of cellular therapeutics generally, and in the practice of HSCT in particular, will negatively affect our ability to develop and commercialize our product candidates. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the need for patients to undergo HSCT procedures is obviated due to the development and commercialization of therapeutics targeting the underlying cause of diseases addressed by HSCT, our business prospects will be significantly harmed.

We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. In particular, there are several companies and institutions developing products that may obviate the need for HSCT, or may be competitive to products in our research and development pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success.

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc., or Juno, for the identification and application of small molecule modulators for programming the therapeutic properties of genetically-engineered chimeric antigen receptor (CAR) and T-cell receptor (TCR) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any products using our modulators be developed and commercialized.  Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors.  For example, we may be unable to identify small molecule modulators that are effective in modulating genetically-engineered T-cell products, or Juno may elect not to develop any genetically-engineered T-cell products incorporating any modulators that are identified through the collaboration.  If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

In addition, during the term of our research activities under the agreement, we have agreed to collaborate exclusively with Juno on the research and development of small molecule modulators with respect to T cells that have been genetically-engineered to express chimeric antigen receptors or T-cell receptors against certain targets designated by Juno.  Furthermore, during the term of the agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities using small molecule modulators to program T-cell product candidates that have been genetically-engineered to express chimeric antigen receptors or T-cell receptors directed against certain targets selected by Juno.  These restrictions may prevent us from exploiting our small molecule modulators or impair our ability to pursue research, development and commercialization opportunities that we would otherwise deem to be beneficial to our business.

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

We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of September 30, 2015 we had an accumulated deficit of approximately $134.9 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProHema and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of October 30, 2015, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 58% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. We have an effective shelf registration statement on file with the SEC that provides for the sale of up to $65.5 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us. Any such sale or issuance of securities may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred after each of our previous private placements of preferred stock or after the issuance of shares of common stock in connection with our IPO, our private placement of common stock to Juno in May 2015, or our follow-on public offering in May 2015. In the event we have undergone an ownership change under Section 382, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

Fate Therapeutics, Inc.

Date: November 3, 2015	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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