Form 10-Q/A
period 2015-06-30
FATE THERAPEUTICS INC
filed 2015-11-06
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Fate Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibits 4.2, 10.1 and 10.2 that were previously filed with the Original Report and to amend and restate the Index to Exhibits in response to comments from the Securities and Exchange Commission (the “SEC”) regarding a confidential treatment request submitted to the SEC with respect to Exhibits 4.2, 10.1 and 10.2 of the Original Report.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, the signature page to Form 10-Q, Index to Exhibits, Exhibits 4.2, 10.1 and 10.2, as amended, and Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment does not change the previously reported financial statements or, except as expressly described in the prior paragraph, any of the other disclosure contained in the Original Report.  This Amendment speaks as of the original filing date of the Original Report and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: November 6, 2015	By:	/s/ Christian Weyer
Christian Weyer
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ J. Scott Wolchko
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

4.2†	Stock Purchase Agreement between the registrant and Juno Therapeutics, Inc., dated as of May 4, 2015.

10.1†	Collaboration and License Agreement between the registrant and Juno Therapeutics, Inc., dated as of May 4, 2015.

10.2†	Amendment to Amended and Restated Investor Rights Agreement between the registrant and certain of its stockholders, dated as of May 4, 2015.

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

*  Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.