Form 10-Q
period 2016-03-31
FATE THERAPEUTICS INC
filed 2016-05-09
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, 28,864,054 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,487	$64,809
Short-term investments	16,125	—
Prepaid expenses and other current assets	955	843
Total current assets	56,567	65,652
Property and equipment, net	1,992	2,160
Restricted cash	122	122
Other assets	24	24
Total assets	$58,705	$67,958

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,975	$996
Accrued expenses	2,038	2,439
Current portion of deferred rent	63	54
Current portion of deferred revenue	2,105	2,401
Repurchase liability for unvested equity awards	—	1
Long-term debt, current portion	7,705	7,550
Total current liabilities	13,886	13,441
Deferred rent	42	58
Deferred revenue	4,408	4,934
Accrued expenses	942	799
Long-term debt, net of current portion	8,700	10,688
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at March 31, 2016 and December 31, 2015; issued and outstanding shares — 28,861,711 at March 31, 2016 and 28,716,570 at December 31, 2015	29	29
Additional paid-in capital	181,445	180,393
Accumulated other comprehensive income	14	—
Accumulated deficit	(150,761)	(142,384)
Total stockholders’ equity	30,727	38,038
Total liabilities and stockholders’ equity	$58,705	$67,958

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Collaboration revenue	$1,322	$—
Operating expenses:
Research and development	6,636	4,568
General and administrative	2,602	2,756
Total operating expenses	9,238	7,324
Loss from operations	(7,916)	(7,324)
Other income (expense):
Interest income	27	1
Interest expense	(488)	(558)
Total other expense, net	(461)	(557)
Net loss	$(8,377)	$(7,881)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	14	—
Comprehensive loss	$(8,363)	$(7,881)
Net loss per common share, basic and diluted	$(0.29)	$(0.38)
Weighted-average common shares used to compute basic and diluted net loss per share	28,777,790	20,554,478

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(8,377)	$(7,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	128
Stock-based compensation	797	608
Amortization of debt discounts and debt issuance costs	40	44
Amortization of premiums and discounts on investments, net	55	—
Noncash interest expense	157	164
Deferred rent	(7)	(10)
Deferred revenue	(822)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(112)	303
Accounts payable and accrued expenses	790	269
Net cash used in operating activities	(7,252)	(6,375)
Investing activities
Purchase of property and equipment	(178)	(452)
Purchases of short-term investments	(16,166)	—
Net cash used in investing activities	(16,344)	(452)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	147	75
Payments on long-term debt	(1,873)	—
Net cash provided by (used in) financing activities	(1,726)	75
Net change in cash and cash equivalents	(25,322)	(6,752)
Cash and cash equivalents at beginning of the period	64,809	49,101
Cash and cash equivalents at end of the period	$39,487	$42,349

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

As of March 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics (Canada), Inc. or “Fate Canada”, incorporated in Canada, and Fate Therapeutics Ltd., incorporated in the United Kingdom. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

Short-Term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.  In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC on March 3, 2016. The results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income included unrealized gains on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable period.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting totaling 13,135 shares and 58,453 shares for the three months ended March 31, 2016 and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three months ended March 31, 2016, the Company realized a net loss of $8.4 million. Shares of potentially dilutive securities totaled 4.5 million for the three months ended March 31, 2016, including an aggregate of 4.4 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

For the three months ended March 31, 2015, the Company realized a net loss of $7.9 million. Shares of potentially dilutive securities totaled 3.1 million for the three months ended March 31, 2015, including options to purchase 3.0 million shares of common stock.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-09 (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company believes the ultimate adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

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

Total revenue recognized under the Agreement for the three months ended March 31, 2016 was $1.3 million. As of March 31, 2016, aggregate deferred revenue related to the Agreement was $6.5 million.

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

The Agreement will end on the date that no further payments are due under the Agreement.

3.	Short-term Investments

During the three months ended March 31, 2016, the Company invested excess cash in United States treasuries with maturities ranging from six to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2016 (no such investments were owned as of December 31, 2015) (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2016:
U.S. Treasury debt securities	1 or less	16,111	—	14	16,125
Total		$16,111	$—	$14	$16,125

The Company reviewed its investment holdings as of March 31, 2016 and determined there were no unrealized losses, and thus there were no other-than-temporary unrealized losses. During the three months ended March 31, 2016, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents primarily consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016:
Cash equivalents	$19,082	$19,082	$—	$—
U.S. Treasury debt securities	16,125	16,125	—	—
Total assets	$35,207	$35,207	$—	$—

As of December 31, 2015:
Cash equivalents	$35,257	$35,257	$—	$—
Total assets	$35,257	$35,257	$—	$—

The Company obtains pricing information from quoted market prices from our investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of March 31, 2016 and December 31, 2015, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and other employee benefits	$792	$993
Accrued clinical trial costs	492	446
Accrued other	754	1,000
Current accrued expenses	$2,038	$2,439

During the three months ended March 31, 2016, the Company issued 37,641 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2015 annual bonuses. All related amounts were accrued for as liabilities as of December 31, 2015. Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities as of March 31, 2016.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31, 2016	December 31, 2015
Long-term debt	$16,581	$18,454
Less debt issuance costs and discount, net of current portion	(53)	(77)
Long-term debt, net of long-term portion of debt issuance costs and discount	16,528	18,377
Less current portion of long-term debt	(7,828)	(7,689)
Long-term debt, net	$8,700	$10,688
Current portion of long-term debt	$7,828	$7,689
Less current portion of debt issuance costs and discount	(123)	(139)
Current portion of long-term debt, net	$7,705	$7,550

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the three months ended March 31, 2016 the Company made aggregate principal payments totaling $1.9 million on the Term A Loan and Term B Loan.

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

For the three months ended March 31, 2016 and 2015, the Company recorded $0.5 million and $0.6 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of March 31, 2016 with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease with a term through September 2017. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of March 31, 2016, future minimum payments under the operating lease are $1.5 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of March 31, 2016 are $0.5 million.

6.	Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2015	2,587,474	$4.59
Granted	1,825,560	2.84
Canceled	(436,400)	3.73
Exercised	(107,500)	1.38
Balance at March 31, 2016	3,869,134	$3.95

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$442	$304
General and administrative	355	304
	$797	$608

As of March 31, 2016, the outstanding options included 110,400 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at March 31, 2016 was $0.2 million.

As of March 31, 2016, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $6.5 million and is expected to be recognized as expense over a weighted average period of approximately 3.2 years.

As of March 31, 2016, 0.5 million restricted stock units were outstanding, and the unrecognized compensation cost related to such grants was $2.3 million which is expected to be recognized as expense over approximately 3.5 years. No restricted stock units were granted, canceled, or vested during the three months ended March 31, 2016.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.7%	1.6%
Expected volatility	79.2%	82.5%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.4%	1.2%
Expected volatility	80.9%	87.1%
Remaining contractual term (in years)	6.5	5.0
Expected dividend yield	0.0%	0.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2016.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at March 31, 2016 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

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

In connection with the Agreement, we have recognized $1.3 million during the three months ended March 31, 2016, as collaboration revenue in the consolidated statements of operations. As of March 31, 2016, aggregate deferred revenue related to the Agreement was $6.5 million.

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

Other Income (Expense), Net

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense on amounts outstanding under our credit facilities.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$1,322	$—	$1,322
Research and development expense	6,636	4,568	2,068
General and administrative expense	2,602	2,756	(154)
Total other expense, net	461	557	(96)

Revenue. During the three months ended March 31, 2016, we recognized revenue of $1.3 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $6.6 million for the three months ended March 31, 2016, compared to $4.6 million for the three months ended March 31, 2015. The increase in research and development expenses primarily includes the following changes:

•	$0.7 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our research activities, including our activities under our collaboration with Juno;
•

$0.6 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the conduct of our research activities, including to support our activities under our collaboration with Juno; and

•	$0.4 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities.

General and administrative expenses.  General and administrative expenses were $2.6 million for the three months ended March 31, 2016, compared to $2.8 million for the three months ended March 31, 2015.  The decrease in general and administrative expenses primarily reflects a $0.1 million decrease in corporate registration fees.

Other expense, net.  Other expense, net was $0.5 million for each of the three months ended March 31, 2016 and 2015. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2016, we had an accumulated deficit of $150.8 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $6.4 million for the three months ended March 31, 2015 to $7.3 million for the three months ended March 31, 2016. The primary driver of this change in cash used in operating activities was $0.8 million in deferred revenue resulting from the Agreement with Juno in May 2015 and our increase in net loss in the periods presented.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  As of March 31, 2016, we have received a total of $1.8 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of March 31, 2016, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of March 31, 2016, no royalties have been received by us.

Investing Activities

During the three months ended March 31, 2016 and 2015, investing activities used cash of $16.3 million and $0.5 million, respectively. During the three months ended March 31, 2016, we purchased $16.2 million in U.S. Treasuries as short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2016, financing activities used cash of $1.7 million, which consisted of $1.8 million of principal payments on our term loans outstanding with Silicon Valley Bank, offset by $0.1 million received from the issuance of common stock. For the three months ended March 31, 2015, financing activities provided cash of $0.1 million related to the issuance of common stock.

From our inception through March 31, 2016, we have funded our consolidated operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.  As of March 31, 2016, we had aggregate cash and cash equivalents and short-term investments of $55.6 million.

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. We are required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter are required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty‑month amortization schedule. During the three months ended March 31, 2016, we made aggregate principal payments totaling $1.9 million on the Term A Loan and Term B Loan.  We are required to make a final payment fee of 7.5%, equaling $0.8 million of the funded amount for each of the Term A and Term B Loan on their respective maturity dates.

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

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration statement filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of May 6, 2016, after taking into account the May 2015 public offering of common stock, we are eligible to issue an aggregate of $65.5 million in securities under the shelf registration statement.

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

We believe our existing cash and cash equivalents and short-term investments as of March 31, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Our forecast of the period of time through which our existing cash and cash equivalents and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2016 our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

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

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Results from preclinical testing and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future clinical study results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune.  Additionally, while subjects treated with ProHema in an earlier clinical trial experienced a reduction in the number of severe viral infection-related adverse events, these results should not be relied upon as predictive of our future clinical study results with ProTmune. Although ProTmune and ProHema are similar compositions of human hematopoietic cells that have been programmed ex vivo with FT1050, ProTmune and ProHema are different product candidates resulting from different manufacturing processes.  For example, ProHema consists of umbilical cord blood that is programmed ex vivo with FT1050, while ProTmune consists of mobilized peripheral blood that is programmed ex vivo with FT1050 and a second small molecule, FT4145.  Further, earlier clinical trials of ProHema were based on a different study design and assessed different endpoints than our planned clinical trial of ProTmune.

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

•

failure of cell processing facilities at our clinical trial sites to manufacture certain of our product candidates consistently in accordance with our protocol-specified processes for use in our clinical trials;

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

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants, or HSCTs, and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of ProTmune. Our ability to enroll patients in our clinical trials, including in our planned Phase 1/2 clinical study of ProTmune, is affected by factors including:

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

The FDA may require us to generate additional preclinical, product or clinical data as a condition to initiating and conducting our planned clinical trials of ProTmune. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting clinical trials of ProTmune. Any requirements to generate additional data or redesign or modify our protocols, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the planned clinical trials for ProTmune and subsequent development activities for ProTmune, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProTmune, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProTmune.

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

While currently we plan to have clinical cell processing facilities operated by or affiliated with our clinical sites manufacture ProTmune prior to transplantation, we may be required to identify alternative processes for the manufacture of ProTmune in compliance with applicable regulatory requirements, and in the future we may manufacture ProTmune at facilities operated by us, by transplant centers, or by third parties. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProTmune. Any such events could delay or prevent our ability to obtain regulatory approval or commercialize ProTmune, which would adversely affect our business, financial condition and results of operations.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current good manufacturing practices, or cGMP, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing processes, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

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

Risks Related to Our Reliance on Third Parties

We currently depend on facilities operated by transplant centers for the manufacture of ProTmune under specific conditions. Any failure by these facilities to manufacture ProTmune consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, ProTmune.

For our planned Phase 1/2 clinical study of ProTmune, we intend to use ProTmune manufactured at clinical cell processing facilities operated by or affiliated with our clinical sites in close proximity to the treatment site on the same day as product administration. We will be required by the FDA to standardize the manufacture of ProTmune, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the use of our planned manufacturing processes to manufacture ProTmune for commercialization may require each of the clinical cell processing facilities at which ProTmune is manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a BLA or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with the FDA’s requirements and to properly execute the protocol for the manufacture of ProTmune. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture ProTmune in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of ProTmune, which may require us to spend significant additional time and resources, and would impair our ability to complete the clinical development of, and to commercialize, ProTmune. To comply with applicable regulatory requirements and our protocols for the manufacture of ProTmune, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory requirements or with our protocols for the manufacture of ProTmune, it will be restricted or prohibited from manufacturing ProTmune and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune may adversely affect the safety and efficacy profile of ProTmune or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune in both the clinical and the commercial setting, which would have an adverse effect on our business.

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

ProTmune is manufactured using mPB, which will be procured directly by the clinical cell processing facilities from the National Marrow Donor Program (NMDP) for our planned Phase 1/2 clinical study. The availability of mPB for the manufacture of ProTmune depends on a number of regulatory, political, economic and technical factors outside of our control, including:

•	government policies relating to the regulation of mPB for clinical use;
•	NMDP and individual blood bank policies and practices relating to mPB acquisition and banking;
•	the pricing of mPB;
•

the methods used in searching for and matching mPB to patients, which involve emerging technology related to current and future mPB parameters that guide the selection of an appropriate unit of mPB for transplantation; and

•	methods for the procurement and shipment of mPB and their handling and storage at clinical sites.

Additionally, we do not have control over the supply, availability, price or types of mPB that these clinical cell processing facilities use in the manufacture of ProTmune. We rely heavily on these third parties to procure mPB that is collected in compliance with government regulations and within the current standard of care. In addition, we may identify specific characteristics of specific units of mPB, such as the volume and red blood cell content, which may limit the ability to use such units in the manufacture of ProTmune even though this mPB may otherwise be suitable for use in allogeneic transplant. As a result, the requirement for mPB to meet our specifications may limit the potential inventory of mPB eligible for use in the manufacture of ProTmune.

In the United States, the banking and use of mobilized peripheral blood does not require a biologics license application, or BLA, and mobilized peripheral blood is not an FDA licensed product.  However, the FDA does require that units of mobilized peripheral blood adhere to and meet the standards set forth by the Foundation for Accreditation for Cell Therapy (FACT), NMDP, and the American Association of Blood Banks (AABB), as applicable.  In our planned Phase 1/2 clinical trial of ProTmune, we intend to use unlicensed mPB units in the manufacture of ProTmune. It may be possible that in the future, regulatory policy could change, and the FDA may later require that mPB units be licensed, and that ProTmune be manufactured using only licensed mPB units.  Any inability to procure sufficient supplies of mPB will adversely affect our ability to develop and commercialize ProTmune.

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

We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of March 31, 2016 we had an accumulated deficit of $150.8 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of May 5, 2016, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 61% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

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

Fate Therapeutics, Inc.

Date: May 9, 2016	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

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