Form 10-Q
period 2016-06-30
FATE THERAPEUTICS INC
filed 2016-08-08
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, 28,894,815 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,870	$64,809
Short-term investments	10,060	—
Prepaid expenses and other current assets	1,162	843
Total current assets	47,092	65,652
Property and equipment, net	1,940	2,160
Restricted cash	122	122
Other assets	24	24
Total assets	$49,178	$67,958

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,998	$996
Accrued expenses	2,355	2,439
Current portion of deferred rent	5	54
Current portion of deferred revenue	2,105	2,401
Repurchase liability for unvested equity awards	—	1
Long-term debt, current portion	7,864	7,550
Total current liabilities	14,327	13,441
Deferred rent	97	58
Deferred revenue	3,881	4,934
Accrued expenses	1,068	799
Long-term debt, net of current portion	6,676	10,688
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at June 30, 2016 and December 31, 2015; issued and outstanding shares — 28,883,144 at June 30, 2016 and 28,716,570 at December 31, 2015	29	29
Additional paid-in capital	182,258	180,393
Accumulated other comprehensive income	11	—
Accumulated deficit	(159,169)	(142,384)
Total stockholders’ equity	23,129	38,038
Total liabilities and stockholders’ equity	$49,178	$67,958

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Collaboration revenue	$1,027	$329	$2,349	$329
Operating expenses:
Research and development	6,782	4,857	13,418	9,425
General and administrative	2,249	2,690	4,851	5,446
Total operating expenses	9,031	7,547	18,269	14,871
Loss from operations	(8,004)	(7,218)	(15,920)	(14,542)
Other income (expense):
Interest income	31	2	58	3
Interest expense	(435)	(563)	(923)	(1,121)
Total other expense, net	(404)	(561)	(865)	(1,118)
Net loss	$(8,408)	$(7,779)	$(16,785)	$(15,660)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(3)	—	11	—
Comprehensive loss	$(8,411)	$(7,779)	$(16,774)	$(15,660)
Net loss per common share, basic and diluted	$(0.29)	$(0.33)	$(0.58)	$(0.70)
Weighted-average common shares used to compute basic and diluted net loss per share	28,868,464	23,920,630	28,823,127	22,246,832

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(16,785)	$(15,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460	290
Stock-based compensation	1,583	1,346
Amortization of debt discounts and debt issuance costs	78	87
Amortization of premiums and discounts on investments, net	117	—
Noncash interest expense	284	329
Deferred rent	(10)	(10)
Deferred revenue	(1,349)	8,091
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(302)	375
Accounts payable and accrued expenses	1,168	856
Net cash used in operating activities	(14,756)	(4,296)
Investing activities
Purchase of property and equipment	(384)	(665)
Purchases of short-term investments	(16,166)	—
Maturities of short-term investments	6,000	—
Net cash used in investing activities	(10,550)	(665)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	143	164
Proceeds from public offering of common stock, net of issuance costs	—	32,292
Proceeds from sale of common stock to collaboration partner	—	4,580
Payments on long-term debt	(3,776)	—
Net cash provided by (used in) financing activities	(3,633)	37,036
Net change in cash and cash equivalents	(28,939)	32,075
Cash and cash equivalents at beginning of the period	64,809	49,101
Cash and cash equivalents at end of the period	$35,870	$81,176

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s cell therapy pipeline is comprised of immuno-oncology programs, including off-the-shelf NK- and T-cell cancer immunotherapies derived from engineered induced pluripotent cells, and immuno-regulatory programs, including hematopoietic cell immunotherapies for protecting the immune system of patients undergoing hematopoietic cell transplantation and for regulating autoimmunity. Its adoptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of June 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC on March 3, 2016. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income included unrealized gains and losses on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable period.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting totaling 51,055 shares for the three months ended June 30, 2015 and 6,568 shares and 54,754 shares for the six months ended June 30, 2016 and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and six months ended June 30, 2016, the Company realized a net loss of $8.4 million and $16.8 million, respectively. Shares of potentially dilutive securities totaled 4.7 million for the three and six months ended June 30, 2016, including an aggregate of 4.5 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Total revenue recognized under the Agreement for the three and six months ended June 30, 2016 was $1.0 million and $2.3 million, respectively. Total revenue recognized under the Agreement for each of the three and six months ended June 30, 2015 was $0.3 million. As of June 30, 2016, aggregate deferred revenue related to the Agreement was $6.0 million.

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

During the six months ended June 30, 2016, the Company invested excess cash in United States treasuries with maturities ranging from six to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2016 (no such investments were owned as of December 31, 2015) (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2016:
U.S. Treasury debt securities	1 or less	10,049	—	11	10,060
Total		$10,049	$—	$11	$10,060

The Company reviewed its investment holdings as of June 30, 2016 and determined there were no unrealized losses, and thus there were no other-than-temporary unrealized losses. During the three and six months ended June 30, 2016, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents primarily consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2016:
Cash equivalents	$25,199	$25,199	$—	$—
U.S. Treasury debt securities	10,060	10,060	—	—
Total assets	$35,259	$35,259	$—	$—

As of December 31, 2015:
Cash equivalents	$35,257	$35,257	$—	$—
Total assets	$35,257	$35,257	$—	$—

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

As of June 30, 2016 and December 31, 2015, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and other employee benefits	$1,283	$993
Accrued clinical trial costs	409	446
Accrued other	663	1,000
Current accrued expenses	$2,355	$2,439

During the six months ended June 30, 2016, the Company issued 37,641 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2015 annual bonuses. All related amounts were accrued for as liabilities as of December 31, 2015. Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities as of June 30, 2016.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30, 2016	December 31, 2015
Long-term debt	$14,678	$18,454
Less debt issuance costs and discount, net of current portion	(33)	(77)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,645	18,377
Less current portion of long-term debt	(7,969)	(7,689)
Long-term debt, net	$6,676	$10,688
Current portion of long-term debt	$7,969	$7,689
Less current portion of debt issuance costs and discount	(105)	(139)
Current portion of long-term debt, net	$7,864	$7,550

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the three and six months ended June 30, 2016 the Company made aggregate principal payments totaling $1.9 million and $3.8 million, respectively, on the Term A Loan and Term B Loan.

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

For the three and six months ended June 30, 2016, the Company recorded $0.4 million and $0.9 million, respectively, in aggregate interest expense related to the Term A and Term B Loans. For the three and six months ended June 30, 2015, the Company recorded $0.6 million and $1.1 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of June 30, 2016 with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In June 2016, the Company amended the operating lease, extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of June 30, 2016, future minimum payments under the operating lease are $14.4 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of June 30, 2016 are $0.4 million.

6.	Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2015	2,587,474	$4.59
Granted	2,193,800	2.64
Canceled	(639,873)	3.74
Exercised	(119,843)	1.41
Balance at June 30, 2016	4,021,558	$3.76

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$450	$416	$892	$720
General and administrative	336	322	691	626
	$786	$738	$1,583	$1,346

As of June 30, 2016, the outstanding options included 110,400 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at June 30, 2016 was $0.2 million.

As of June 30, 2016, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $6.1 million and is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

As of June 30, 2016, 0.5 million restricted stock units were outstanding, and the unrecognized compensation cost related to such grants was $2.1 million which is expected to be recognized as expense over approximately 3.3 years. No restricted stock units were granted, canceled, or vested during the six months ended June 30, 2016.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.6%	1.6%
Expected volatility	79.8%	82.2%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.4%	0.5%
Expected volatility	81.1%	61.9%
Remaining contractual term (in years)	6.7	1.6
Expected dividend yield	0.0%	0.0%

7.	Subsequent Events

On August 6, 2016, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement of its common stock with a group of institutional investors (the “Purchasers”), pursuant to which the Purchasers have agreed to purchase 5,250,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”), at a price of $1.96 per share, for an aggregate purchase price of approximately $10.3 million. The closing of the purchase and sale of the Shares is expected to occur on or before August 10, 2016, subject to customary closing conditions. The Company also entered into a registration rights agreement with the Purchasers requiring the Company to register the resale of the Shares. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the closing of the transaction, and to use commercially reasonable efforts to have the registration statement declared effective within 120 days if there is no review by the SEC, and within 150 days in the event of such review.

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

We are advancing a pipeline of programmed cellular immunotherapies, including both donor-sourced and off-the-shelf, pluripotent cell-derived immune cell therapies, in the fields of immuno-oncology and immuno-regulation. Our clinical program is ProTmune™, a programmed immuno-regulatory cell therapy consisting of donor-sourced mobilized peripheral blood cells which have been modulated using two small molecules, for the prevention of acute graft-versus-host disease (GvHD) and cytomegalovirus (CMV) infection in immunocompromised patients undergoing allogeneic hematopoietic cell transplantation (HCT). Our preclinical programs include NK- and T-cell cancer immunotherapies, including off-the-shelf therapies derived from engineered induced pluripotent cells (denoted as an iNK Cell Therapy and an iT Cell Therapy, respectively), and a CD34+ cell immuno-regulatory therapy to regulate aberrant auto-reactive effector cells for autoimmune diseases.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our Phase 1/2 clinical trial of ProTmune and initiate and conduct any additional clinical trials;
•	continue our research and development activities, including under our collaboration agreements;
•	manufacture preclinical study and clinical trial materials;
•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	hire additional clinical, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at June 30, 2016 and directs all of its operational activities, which are insignificant. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc. and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

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

In connection with the Agreement, we have recognized $1.0 million and $2.3 million, respectively during the three and six months ended June 30, 2016, as collaboration revenue in the consolidated statements of operations. Total revenue recognized under the Agreement for each of the three and six months ended June 30, 2015 was $0.3 million. As of June 30, 2016, aggregate deferred revenue related to the Agreement was $6.0 million.

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

•

conducting preclinical activities to investigate the therapeutic potential of our immuno-regulatory programs, including a hematopoietic cell therapy for regulating auto-reactive T cells of patients with autoimmune disorders; and

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$1,027	$329	$698
Research and development expense	6,782	4,857	1,925
General and administrative expense	2,249	2,690	(441)
Total other expense, net	404	561	(157)

Revenue. During the three months ended June 30, 2016 and 2015, we recognized revenue of $1.0 million and $0.3 million respectively, under the Agreement with Juno, which we entered into in May 2015. The increase was primarily driven by an increase in our research activities.

Research and development expenses.  Research and development expenses were $6.8 million for the three months ended June 30, 2016, compared to $4.9 million for the three months ended June 30, 2015. The increase in research and development expenses primarily includes the following changes:

•	$0.9 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities;
•

$0.6 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support our research activities, including our activities under our collaboration with Juno; and

•	$0.4 million increase in expenditures for laboratory equipment and supplies relating of our research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $2.2 million for the three months ended June 30, 2016, compared to $2.7 million for the three months ended June 30, 2015.  The decrease in general and administrative expenses primarily relates to a $0.4 million decrease in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.4 million for the three months ended June 30, 2016 and $0.6 million for the three months ended June 30, 2015. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$2,349	$329	$2,020
Research and development expense	13,418	9,425	3,993
General and administrative expense	4,851	5,446	(595)
Total other expense, net	865	1,118	(253)

Revenue. During the six months ended June 30, 2016 and 2015, we recognized revenue of $2.3 million and $0.3 million respectively, under the Agreement with Juno, which we entered into in May 2015. The increase was driven by an increase in our research activities.

Research and development expenses.  Research and development expenses were $13.4 million for the six months ended June 30, 2016, compared to $9.4 million for the six months ended June 30, 2015. The increase in research and development expenses primarily includes the following changes:

•	$1.3 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities;
•

$1.2 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the conduct of our research activities, including our activities under our collaboration with Juno; and

•	$1.1 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $4.9 million for the six months ended June 30, 2016, compared to $5.4 million for the six months ended June 30, 2015.  The decrease in general and administrative expenses primarily relates to a $0.4 million decrease in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.9 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2016, we had an accumulated deficit of $159.2 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $4.3 million for the six months ended June 30, 2015 to $14.8 million for the six months ended June 30, 2016. The primary driver of this change in cash used in operating activities was a $9.4 million change in deferred revenue resulting from the Agreement with Juno in May 2015 and our increase in net loss in the periods presented.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  As of June 30, 2016, we have received a total of $1.8 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of June 30, 2016, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of June 30, 2016, no royalties have been received by us.

Investing Activities

During the six months ended June 30, 2016 and 2015, investing activities used cash of $10.6 million and $0.7 million, respectively. During the six months ended June 30, 2016, we purchased $16.2 million in U.S. Treasuries as short-term investments, offset by $6.0 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2016, financing activities used cash of $3.6 million, which consisted of $3.8 million of principal payments on our term loans outstanding with Silicon Valley Bank, offset by $0.2 million received from the issuance of common stock.

For the six months ended June 30, 2015, financing activities provided cash of $37.0 million, which consisted primarily of $4.6 million from our Agreement with Juno, which amount represents the fair value of common stock purchased by Juno under the Agreement, and $32.3 million of net proceeds from a follow-on public offering of our common stock completed in May 2015 in which we sold 6,900,000 shares of our common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. Total underwriting discounts, commissions, and other cash costs related to the offering were $2.4 million. After giving effect to all such costs, total net proceeds from the offering were ultimately $32.1 million.

From our inception through June 30, 2016, we have funded our consolidated operations primarily through the public sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.  As of June 30, 2016, we had aggregate cash and cash equivalents and short-term investments of $45.9 million.

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. We are required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter are required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty‑month amortization schedule. During the six months ended June 30, 2016, we made aggregate principal payments totaling $3.8 million on the Term A Loan and Term B Loan.  We are required to make a final payment fee of 7.5%, equaling $0.8 million of the funded amount for each of the Term A and Term B Loan on their respective maturity dates.

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

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration statement filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of August 8, 2016, after taking into account the May 2015 public offering of common stock, we are eligible to issue an aggregate of $65.5 million in securities under the shelf registration statement.

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

We believe our existing cash and cash equivalents and short-term investments as of June 30, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

The Company leases office and laboratory space under non-cancelable operating leases. Effective as of June 1, 2016, the Company entered into an amendment to its existing facilities lease agreement extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. As of June 30, 2016, aggregate future minimum payments under these operating leases are $14.8 million. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2016 our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

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

Developing therapeutic products, including conducting preclinical studies and clinical trials of cellular therapeutics, is expensive. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. However, our resources will likely be insufficient to conduct research and development programs and clinical development to the full extent currently planned. We will require substantial additional capital to conduct the research and development and clinical and regulatory activities necessary to bring any of our product candidates to market. Our future capital requirements will depend on many factors, including, but not limited to:

•	the progress, results, timing and costs of our preclinical studies, our current Phase 1/2 clinical trial of ProTmune and any other additional clinical trials;
•

continued progress in our research and development programs, including the preclinical studies and planned clinical trials of any additional product candidates we may identify for clinical development;

•

our ability to initiate, and the progress, results, size, timing and costs of, additional future clinical trials of our product candidates, including ProTmune, that will be necessary to support any application for regulatory approval;

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

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. In addition, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants, or HSCTs, and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our development of ProTmune. Our ability to enroll patients in our clinical trials, including in our current Phase 1/2 clinical trial of ProTmune, is affected by factors including:

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

We have not completed the clinical trials necessary to support an application for approval to market ProTmune or any other product candidates that we may identify. We may experience delays in our current or future clinical trials, and we do not know whether we will be able to initiate, enroll patients in, or complete, our clinical trials on time, if at all. Our current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated as a result of many factors, including factors related to:

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

•	the occurrence of unexpected safety issues or adverse events in any current or subsequent clinical trial of our product candidates;
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

If we experience delays in any clinical trial of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in commencing or completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition and results of operations.

Results from earlier studies may not be predictive of the results of later studies or future clinical trials.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Results from preclinical testing and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future clinical study results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune.  Additionally, while subjects treated with ProHema, one of our prior product candidates, in an earlier clinical trial experienced a reduction in the number of severe viral infection-related adverse events, these results should not be relied upon as predictive of any clinical study results with ProTmune. Although ProTmune and ProHema are similar compositions of human hematopoietic cells that have been programmed ex vivo with FT1050, ProTmune and ProHema are different product candidates resulting from different manufacturing processes.  For example, ProHema consists of umbilical cord blood that is programmed ex vivo with FT1050, while ProTmune consists of mobilized peripheral blood that is programmed ex vivo with FT1050 and a second small molecule, FT4145.  Further, earlier clinical trials of ProHema were based on a different study design and assessed different endpoints than our current clinical trial of ProTmune.

The results of our current and future clinical trials may differ from results achieved in earlier preclinical and clinical studies for a variety of reasons, including:

•	we may not demonstrate the potency and efficacy benefits observed in previous studies;
•	our efforts to standardize and automate the manufacture of ProTmune may adversely affect its safety, purity, potency or efficacy;
•	deviations in the manufacture of ProTmune by cell processing facilities at clinical centers participating in clinical trials that we conduct;
•	differences in study design, including differences in conditioning regimens, eligibility criteria, and patient populations;
•	advancements in the standard of care may affect our ability to demonstrate efficacy or achieve study endpoints in our current or future clinical trials; and
•	safety issues or adverse events in patients that enroll in our current or future clinical trials.

Even if our current clinical trials are successful, we will likely need to conduct additional clinical trials, including registrational trials and trials in additional patient populations or under different treatment conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to meet the requirements to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.

All of our product candidates are currently in research or clinical development, including our lead product candidate, ProTmune, which is currently in Phase 1/2 clinical development. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety and efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval.

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates, including ProTmune, for a variety of reasons, including:

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

The FDA may require us to generate additional preclinical, product or clinical data as a condition to initiating and conducting our current or future clinical trials of ProTmune. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols for conducting clinical trials of ProTmune. Any requirements to generate additional data or redesign or modify our protocols, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for ProTmune and subsequent development activities for ProTmune, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our clinical development activities for ProTmune, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProTmune.

Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with ProTmune or any of our other product candidates, we may:

•	be delayed in obtaining, or unable to obtain, regulatory approval for our product candidates;
•

be required to amend the protocols for our clinical trials, perform additional non-clinical studies or clinical trials to support approval or be subject to additional post-marketing testing requirements;

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

The manufacture of ProTmune in close proximity to transplant centers within a short period of time before transplantation may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. We will need to standardize the process for manufacturing ProTmune, and ProTmune used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our processes for the manufacture of ProTmune or our other product candidates.

While ProTmune is currently manufactured prior to transplantation at clinical cell processing facilities operated by or affiliated with our clinical sites, we may be required to identify alternative processes for the manufacture of ProTmune in compliance with applicable regulatory requirements, and in the future we may manufacture ProTmune at facilities operated by us, by transplant centers, or by third parties. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for ProTmune. Any such events could delay or prevent our ability to obtain regulatory approval or commercialize ProTmune, which would adversely affect our business, financial condition and results of operations.

We study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients treated with ProTmune in our ongoing clinical trial, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may be using. Any of these events could prevent us from advancing ProTmune or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

ProTmune is currently manufactured for our Phase 1/2 clinical trial at clinical cell processing facilities operated by or affiliated with our clinical sites in close proximity to the treatment site on the same day as product administration. We will be required by the FDA to standardize the manufacture of ProTmune, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of ProTmune for commercialization may require each of the clinical cell processing facilities at which ProTmune is manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a biologics license application, or BLA, or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with the FDA’s requirements and to properly execute the protocol for the manufacture of ProTmune. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture ProTmune in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of ProTmune, which may require us to spend significant additional time and resources, and would impair our ability to complete the clinical development of, and to commercialize, ProTmune. To comply with applicable regulatory requirements and our protocols for the manufacture of ProTmune, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory requirements or with our protocols for the manufacture of ProTmune, it will be restricted or prohibited from manufacturing ProTmune and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune may adversely affect the safety and efficacy profile of ProTmune or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune in both the clinical and the commercial setting, which would have an adverse effect on our business.

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

ProTmune is manufactured using mPB, which is currently procured directly by the clinical cell processing facilities from the National Marrow Donor Program (NMDP) for our ongoing Phase 1/2 clinical study. The availability of mPB for the manufacture of ProTmune depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

In the United States, the banking and use of mPB does not require a BLA, and mPB is not an FDA licensed product.  However, the FDA does require that units of mobilized peripheral blood adhere to and meet the standards set forth by the Foundation for Accreditation for Cell Therapy (FACT), the NMDP, and the American Association of Blood Banks (AABB), as applicable.  In our current Phase 1/2 clinical trial of ProTmune, ProTmune is manufactured using unlicensed mPB units. It may be possible that in the future, regulatory policy could change, and the FDA may later require that mPB units be licensed, and that ProTmune be manufactured using only licensed mPB units.  Any inability to procure sufficient supplies of mPB will adversely affect our ability to develop and commercialize ProTmune.

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

Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection for our product candidates, the processes used to manufacture them and the methods for using them, and our cell programming approach, in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates or otherwise exploiting our cell therapy technology. We own and have exclusive licenses to patent portfolios for our product candidates and cell programming technology, although we cannot be certain that our existing patents and patent applications provide adequate protection or that any additional patents will issue to us with claims that provide adequate protection of our other product candidates. Further, we cannot predict the breadth of claims that may be enforced in our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. If we are unable to secure and maintain protection for our product candidates and cell programming technology, or if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights from third parties to issued patents covering such products and technologies. We cannot guarantee that the manufacture, use or marketing of ProTmune or any other product candidates that we develop, or the use of our cell programming technology, will not infringe third-party patents.

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

If a patent infringement suit were brought against us, we may be forced to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party’s intellectual property rights, unless that third party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue development, manufacture or sale of our products. If we are unable to obtain a license or develop or obtain non-infringing technology, or if we fail to defend an infringement action successfully, or if we are found to have infringed a valid patent, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates, any of which could harm our business significantly.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. In particular, there are several companies and institutions developing products that may obviate the need for HSCT, may be competitive to product candidates in our research and development pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success.

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

We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of June 30, 2016 we had an accumulated deficit of $159.2 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

The market price of shares of our common stock could be subject to wide fluctuations as a result of many risks listed in this section, and others beyond our control, including:

•	the timing of the initiation of, and progress in, our current and planned clinical trials;
•	the results of our clinical trials and preclinical studies, and the results of clinical trials and preclinical studies by others for product candidates or indications similar to ours;
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

As of August 5, 2016, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 61% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

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

Fate Therapeutics, Inc.

Date: August 8, 2016	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013
4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013
10.1#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith
10.2	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	—	—	—	Filed herewith
10.3#	Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.1	May 20, 2016
10.4#	Form of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.2	May 20, 2016
10.5#	Form of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.3	May 20, 2016
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.