Form 10-Q
period 2016-09-30
FATE THERAPEUTICS INC
filed 2016-11-07
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, 34,148,154 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,099	$64,809
Short-term investments	9,520	—
Prepaid expenses and other current assets	780	843
Total current assets	47,399	65,652
Property and equipment, net	1,750	2,160
Restricted cash	122	122
Other assets	24	24
Total assets	$49,295	$67,958

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,200	$996
Accrued expenses	3,343	2,439
Current portion of deferred rent	5	54
Current portion of deferred revenue	2,105	2,401
Repurchase liability for unvested equity awards	—	1
Long-term debt, current portion	8,025	7,550
Total current liabilities	14,678	13,441
Deferred rent	99	58
Deferred revenue	3,355	4,934
Accrued expenses	1,180	799
Long-term debt, net of current portion	4,610	10,688
Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2016 and December 31, 2015; no shares issued or outstanding	—	—
Common stock, $0.001 par value; authorized shares — 150,000,000 at September 30, 2016 and December 31, 2015; issued and outstanding shares — 34,148,154 at September 30, 2016 and 28,716,570 at December 31, 2015	34	29
Additional paid-in capital	193,242	180,393
Accumulated other comprehensive income	3	—
Accumulated deficit	(167,906)	(142,384)
Total stockholders’ equity	25,373	38,038
Total liabilities and stockholders’ equity	$49,295	$67,958

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Collaboration revenue	$1,026	$1,026	$3,375	$1,355
Operating expenses:
Research and development	6,804	5,003	20,222	14,428
General and administrative	2,611	2,351	7,462	7,797
Total operating expenses	9,415	7,354	27,684	22,225
Loss from operations	(8,389)	(6,328)	(24,309)	(20,870)
Other income (expense):
Interest income	37	4	95	7
Interest expense	(385)	(562)	(1,308)	(1,683)
Total other expense, net	(348)	(558)	(1,213)	(1,676)
Net loss	$(8,737)	$(6,886)	$(25,522)	$(22,546)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(8)	—	3	—
Comprehensive loss	$(8,745)	$(6,886)	$(25,519)	$(22,546)
Net loss per common share, basic and diluted	$(0.27)	$(0.24)	$(0.85)	$(0.92)
Weighted-average common shares used to compute basic and diluted net loss per share	32,090,174	28,650,356	29,920,075	24,404,740

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Operating activities
Net loss	$(25,522)	$(22,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	678	477
Stock-based compensation	2,365	1,920
Amortization of debt discounts and debt issuance costs	111	132
Amortization of premiums and discounts on investments, net	158	—
Noncash interest expense	396	494
Deferred rent	(8)	(16)
Deferred revenue	(1,875)	7,911
Changes in operating assets and liabilities:
Accounts receivable	—	(846)
Prepaid expenses and other current assets	81	288
Accounts payable and accrued expenses	1,344	759
Net cash used in operating activities	(22,272)	(11,427)
Investing activities
Purchase of property and equipment	(417)	(1,320)
Purchases of short-term investments	(19,675)	—
Maturities of short-term investments	10,000	—
Net cash used in investing activities	(10,092)	(1,320)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	167	385
Proceeds from public offering of common stock, net of issuance costs	—	32,149
Proceeds from private placement issuance of common stock, net of issuance costs	10,201	—
Proceeds from sale of common stock to collaboration partner	—	4,580
Payments on long-term debt	(5,714)	(611)
Net cash provided by financing activities	4,654	36,503
Net change in cash and cash equivalents	(27,710)	23,756
Cash and cash equivalents at beginning of the period	64,809	49,101
Cash and cash equivalents at end of the period	$37,099	$72,857

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

As of September 30, 2016, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Private Placement of Common Stock

In August 2016, the Company completed a private placement of common stock in which a select group of institutional investors purchased 5,250,000 shares of the Company’s common stock at a price of $1.96 per share. Gross proceeds from the private placement were $10.3 million. After giving effect to costs related to the private placement, net proceeds were $10.2 million. The Company also registered all of the shares issued in the private placement transaction for resale on a Form S-3 filed with the Securities and Exchange Commission, as required under a registration rights agreement entered into by the Company with the purchasers of the common stock, and the registration statement was declared effective in September 2016.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics (Canada), Inc. or “Fate Canada”, incorporated in Canada, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Tfinity Therapeutics, Inc., incorporated in the United States. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC on March 3, 2016. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income included unrealized gains and losses on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting totaling 39,279 shares for the three months ended September 30, 2015 and 4,378 shares and 49,596 shares for the nine months ended September 30, 2016 and 2015, respectively. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents for the periods presented include warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and nine months ended September 30, 2016, the Company realized a net loss of $8.7 million and $25.5 million, respectively. Shares of potentially dilutive securities totaled 4.6 million for the three and nine months ended September 30, 2016, including an aggregate of 4.5 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Total revenue recognized under the Agreement for the three and nine months ended September 30, 2016 was $1.0 million and $3.4 million, respectively. Total revenue recognized under the Agreement for each of the three and nine months ended September 30, 2015 was $1.0 million and $1.4 million, respectively. As of September 30, 2016, aggregate deferred revenue related to the Agreement was $5.5 million.

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

During the nine months ended September 30, 2016, the Company invested excess cash in United States treasuries with maturities ranging from six to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2016 (no such investments were owned as of December 31, 2015) (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2016
U.S. Treasury debt securities	1 or less	9,517	—	3	9,520
Total		$9,517	$—	$3	$9,520

The Company reviewed its investment holdings as of September 30, 2016 and determined there were no unrealized losses, and thus there were no other-than-temporary unrealized losses. During the three and nine months ended September 30, 2016, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016:
Cash equivalents	$37,099	$37,099	$—	$—
U.S. Treasury debt securities	9,520	9,520	—	—
Total assets	$46,619	$46,619	$—	$—

As of December 31, 2015:
Cash equivalents	$35,257	$35,257	$—	$—
Total assets	$35,257	$35,257	$—	$—

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

As of September 30, 2016 and December 31, 2015, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and other employee benefits	$1,432	$993
Accrued clinical trial costs	643	446
Accrued other	1,268	1,000
Current accrued expenses	$3,343	$2,439

During the nine months ended September 30, 2016, the Company issued 37,641 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2015 annual bonuses. All related amounts were accrued for as liabilities as of December 31, 2015. Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities as of September 30, 2016.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30, 2016	December 31, 2015
Long-term debt	$12,740	$18,454
Less debt issuance costs and discount, net of current portion	(18)	(77)
Long-term debt, net of long-term portion of debt issuance costs and discount	12,722	18,377
Less current portion of long-term debt	(8,112)	(7,689)
Long-term debt, net	$4,610	$10,688
Current portion of long-term debt	$8,112	$7,689
Less current portion of debt issuance costs and discount	(87)	(139)
Current portion of long-term debt, net	$8,025	$7,550

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the three and nine months ended September 30, 2016 the Company made aggregate principal payments totaling $1.9 million and $5.7 million, respectively, on the Term A Loan and Term B Loan. During each of the three and nine months ended September 30, 2015, the Company made principal payments of $0.6 million on the Term A Loan.

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

For the three and nine months ended September 30, 2016, the Company recorded $0.4 million and $1.3 million, respectively, in aggregate interest expense related to the Term A and Term B Loans. For the three and nine months ended September 30, 2015, the Company recorded $0.6 million and $1.7 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of September 30, 2016 with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In June 2016, the Company amended the operating lease, extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of September 30, 2016, future minimum payments under the operating lease are $14.2 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of September 30, 2016 are $0.3 million.

6.	Stockholders’ Equity

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2015	2,587,474	$4.59
Granted	2,226,040	2.62
Canceled	(730,212)	3.57
Exercised	(134,853)	1.43
Balance at September 30, 2016	3,948,449	$3.76

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$461	$268	$1,352	$988
General and administrative	322	306	1,013	932
	$783	$574	$2,365	$1,920

As of September 30, 2016, the outstanding options included 110,400 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at September 30, 2016 was $0.2 million.

As of September 30, 2016, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions) was $5.5 million and is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

As of September 30, 2016, 0.5 million restricted stock units were outstanding, and the unrecognized compensation cost related to such grants was $1.9 million which is expected to be recognized as expense over approximately 3.0 years. No restricted stock units were granted, canceled, or vested during the nine months ended September 30, 2016.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.6%	1.6%
Expected volatility	79.8%	81.9%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.4%	0.8%
Expected volatility	81.3%	69.5%
Remaining contractual term (in years)	6.9	2.8
Expected dividend yield	0.0%	0.0%

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

We were incorporated in Delaware in 2007, and are headquartered in San Diego, CA. Since our inception in 2007, we have devoted substantially all of our resources to our cell programming approach and the research and development of our product candidates, the creation, licensing and protection of related intellectual property and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, that were outstanding at September 30, 2016 and directs all of its operational activities, which are insignificant. Fate Therapeutics, Inc. owns the majority of the voting shares of Tfinity Therapeutics, Inc., or Tfinity, and controls Tfinity for consolidation purposes. To date, Tfinity has not had any material operations. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

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

In connection with the Agreement, we have recognized $1.0 million and $3.4 million, respectively during the three and nine months ended September 30, 2016, as collaboration revenue in the consolidated statements of operations. Total revenue recognized under the Agreement for each of the three and nine months ended September 30, 2015 was $1.0 million and $1.4 million, respectively. As of September 30, 2016, aggregate deferred revenue related to the Agreement was $5.5 million.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$1,026	$1,026	$—
Research and development expense	6,804	5,003	1,801
General and administrative expense	2,611	2,351	260
Total other expense, net	348	558	(210)

Revenue. During the three months ended September 30, 2016 and 2015, we recognized revenue of $1.0 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $6.8 million for the three months ended September 30, 2016, compared to $5.0 million for the three months ended September 30, 2015. The increase in research and development expenses primarily includes the following changes:

•

$0.9 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities; and

•

$0.7 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support our research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $2.6 million for the three months ended September 30, 2016, compared to $2.4 million for the three months ended September 30, 2015.  The increase in general and administrative expenses primarily relates to a $0.3 million increase in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.3 million for the three months ended September 30, 2016 and $0.6 million for the three months ended September 30, 2015. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase/
	2016	2015	(Decrease)
Collaboration revenue	$3,375	$1,355	$2,020
Research and development expense	20,222	14,428	5,794
General and administrative expense	7,462	7,797	(335)
Total other expense, net	1,213	1,676	(463)

Revenue. During the nine months ended September 30, 2016 and 2015, we recognized revenue of $3.4 million and $1.4 million respectively, under the Agreement with Juno, which we entered into in May 2015. The increase was driven by an increase in our research activities.

Research and development expenses.  Research and development expenses were $20.2 million for the nine months ended September 30, 2016, compared to $14.4 million for the nine months ended September 30, 2015. The increase in research and development expenses primarily includes the following changes:

•	$2.2 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities;
•

$1.9 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to an increase in employee headcount to support the conduct of our research activities, including our activities under our collaboration with Juno; and

•	$1.3 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $7.5 million for the nine months ended September 30, 2016, compared to $7.8 million for the nine months ended September 30, 2015.  The decrease in general and administrative expenses primarily relates to a $0.1 million decrease in corporate stock fees, a $0.1 million decrease in corporate legal fees, and a $0.1 million decrease in intellectual property-related expenses.

Other expense, net.  Other expense, net was $1.2 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2016, we had an accumulated deficit of $167.9 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $11.4 million for the nine months ended September 30, 2015 to $22.3 million for the nine months ended September 30, 2016. The primary driver of this change in cash used in operating activities was a $9.8 million change in deferred revenue resulting from the Agreement with Juno in May 2015 and our increase in net loss in the periods presented.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  As of September 30, 2016, we have received a total of $2.8 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of September 30, 2016, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of September 30, 2016, no royalties have been received by us.

Investing Activities

During the nine months ended September 30, 2016 and 2015, investing activities used cash of $10.1 million and $1.3 million, respectively. During the nine months ended September 30, 2016, we purchased $19.7 million in U.S. Treasuries as short-term investments, offset by $10.0 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2016, financing activities provided cash of $4.6 million, which consisted of $10.2 million of net proceeds from our private placement of common stock completed in August 2016 in which we sold 5,250,000 shares of our common stock at a price of $1.96 per share, offset by $5.7 million of principal payments on our term loans outstanding with Silicon Valley Bank. Gross proceeds from the private placement were $10.3 million.

For the nine months ended September 30, 2015, financing activities provided cash of $36.5 million, which consisted primarily of $4.6 million from our Agreement with Juno, which amount represents the fair value of common stock purchased by Juno under the Agreement, and $32.1 million of net proceeds from a follow-on public offering of our common stock completed in May 2015 in which we sold 6,900,000 shares of our common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. Total underwriting discounts, commissions, and other cash costs related to the offering were $2.4 million.

From our inception through September 30, 2016, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.  As of September 30, 2016, we had aggregate cash and cash equivalents and short-term investments of $46.6 million.

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. We are required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter are required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty‑month amortization schedule. During the nine months ended September 30, 2016, we made aggregate principal payments totaling $5.7 million on the Term A Loan and Term B Loan.  We are required to make a final payment fee of 7.5%, equaling $0.8 million of the funded amount for each of the Term A and Term B Loan on their respective maturity dates.

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

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration statement filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of November 7, 2016, after taking into account the May 2015 public offering of common stock, we are eligible to issue an aggregate of $65.5 million in securities under the shelf registration statement.

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

We believe our existing cash and cash equivalents and short-term investments as of September 30, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

The Company leases office and laboratory space under non-cancelable operating leases. Effective as of June 1, 2016, the Company entered into an amendment to its existing facilities lease agreement extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. As of September 30, 2016, aggregate future minimum payments under these operating leases are $14.5 million. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2016 our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

Even if our current clinical trial is successful, we will need to conduct additional clinical trials, which may include registrational trials and trials in additional patient populations or under different treatment conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to meet the requirements to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

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

Patients treated with ProTmune in our ongoing clinical trial, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing ProTmune or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

Cellular therapeutics, and stem cell therapies in particular, represent a relatively new therapeutic area, and the FDA has cautioned consumers about potential safety risks associated with these therapies. To date, there are relatively few approved cellular therapeutics. In addition, there are currently no FDA approved products with a label designation that supports the use of a product to prevent acute Graft vs. Host Disease (GvHD) or viral infections in patients undergoing allogeneic HSCT, which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval and the time and cost required to obtain regulatory approvals in the United States or other jurisdictions for ProTmune or any other product candidates that we may develop.

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

We expect to rely on orphan drug exclusivity for ProTmune and potential future product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for ex vivo programmed mobilized peripheral blood for the prevention of GvHD in patients undergoing allogeneic hematopoietic cell transplantation, and in the European Union for ProTmune for treatment in hematopoietic stem cell transplantation.  While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes.  Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

•	methods for the procurement and shipment of mPB and its handling and storage at clinical sites.

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

We are responsible for complying, and we are responsible for ensuring that our third-party service providers and CROs comply, with applicable good clinical practices, or GCP, for conducting activities for all of our product candidates in clinical development, including conducting our clinical trials, and recording and reporting data from these trials. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with applicable GCP requirements. In addition, our registrational clinical trials must be conducted with product produced under applicable regulatory requirements.

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

We focus our research and product development on treatments for orphan diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we will be required to capture a significant market share to achieve and maintain profitability.

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

In addition, during the term of our research activities under the agreement, we have agreed to collaborate exclusively with Juno on the research and development of small molecule modulators with respect to T cells (other than T cells derived from induced pluripotent stem cells) that have been genetically-engineered to express chimeric antigen receptors or T-cell receptors against certain targets designated by Juno.  Furthermore, during the term of the agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities using small molecule modulators to program T-cell therapies that have been genetically-engineered to express chimeric antigen receptors or T-cell receptors directed against certain targets selected by Juno, unless such T cells are derived from induced pluripotent stem cells.  These restrictions may prevent us from exploiting our small molecule modulators or impair our ability to pursue research, development and commercialization opportunities that we would otherwise deem to be beneficial to our business.

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

We are a clinical-stage biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. We have not yet obtained regulatory approval for any product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and as of September 30, 2016 we had an accumulated deficit of $167.9 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our development of, and seek regulatory approval for, our product candidates, in-license or acquire new product development opportunities, implement additional infrastructure and internal systems and hire additional scientific, clinical, and marketing personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of November 4, 2016, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 67% of our outstanding voting stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding and other collaborations, strategic alliances and licensing arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders.  In addition, we have an effective shelf registration statement on file with the SEC that provides for the sale of up to $65.5 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us. Any such sale or issuance of securities may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Fate Therapeutics, Inc.

Date: November 7, 2016	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1	Securities Purchase Agreement, dated August 6, 2016, by and among the Company and the Purchasers	8-K	001-36076	10.1	August 8, 2016

10.2	Registration Rights Agreement, dated August 6, 2016, by and among the Company and the Purchasers	8-K	001-36076	10.2	August 8, 2016

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith