Form 10-K
period 2016-12-31
FATE THERAPEUTICS INC
filed 2017-03-16
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $43,692,948 as of June 30, 2016 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 13, 2017 was 41,386,506.

INCORPORATION BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016 pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical studies, ongoing and planned clinical trials, and our research and development programs;
•	our ability to advance our product candidates into, and successfully complete, clinical studies;
•	the timing and likelihood of, and our ability to obtain and maintain regulatory approval of our product candidates;
•	the potential benefits of strategic collaboration agreements and our ability to enter into and maintain strategic arrangements;
•	our ability to enroll patients in our ongoing and planned clinical trials in a timely manner;
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

•	our ability to retain and recruit key personnel;
•	our ability to obtain funding for our operations;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the accuracy of our estimates regarding our expenses, ongoing losses, capital requirements and revenues;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those described under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

In this Annual Report on Form 10-K, unless the context requires otherwise, “Fate Therapeutics,” “Company,” “we,” “our,” and “us” means Fate Therapeutics, Inc. and its subsidiaries.

ITEM 1. Business

General Description of Our Business

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our cell therapy product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs), generate a master iPSC line having preferred biological properties, and direct the fate of the iPSC line to create a clonal population of our cell therapy product candidate. We believe the use of master pluripotent cell lines may enable the creation of cell therapy product candidates that are well-defined and uniform in composition; that can be reproducibly manufactured at significant scale; and that can be used to treat a large number of patients in an off-the-shelf manner. Utilizing these therapeutic approaches, we program cells of the immune system, including Natural Killer (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

The following table summarizes our programmed cellular immunotherapies currently under development and our cell programming partnerships:

Program	Stage of Development	Therapeutic Area	Commercial Rights

Immuno-Oncology
FATE-NK100	IND [1]	Relapsed / Refractory AML	Worldwide
FATE-NK100	Preclinical	Solid Tumors	Worldwide
Engineered hnCD16-iNK	Preclinical	Hematologic / Solid Tumors	Worldwide
Engineered CAR-iT	Preclinical	Hematologic / Solid Tumors	Worldwide

Immuno-Regulation
ProTmune™	Phase 1/2	Prevention of Acute GvHD	Worldwide
ToleraCyte™	Preclinical	Type 1 Diabetes	Worldwide
Engineered iCD34+	Preclinical	Immune Disorders	Worldwide

Cell Programming Partnership
Engineered CAR / TCR T Cells [2]	Preclinical	Hematologic / Solid Tumors	Juno Therapeutics

Notes:

[1]

Investigational New Drug application (IND), which was filed with the U.S. Food and Drug Administration (FDA) pursuant to an investigator-initiated clinical trial agreement with the University of Minnesota, went into effect on February 23, 2017.

[2]	Collaboration excludes all cell types derived from induced pluripotent stem cells.

Our Cell Programming Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of their medical benefit exists across a broad spectrum of severe, life-threatening diseases. One of the most successful and widespread applications of cell therapy is hematopoietic cell transplantation (HCT) with over 60,000 procedures performed worldwide on an annual basis. HCT holds curative potential for patients afflicted with hematologic malignancies, such as leukemia and lymphoma, and with rare genetic disorders, such as hemoglobinopathies, inherited metabolic disorders and immune deficiencies.

Building upon this well-established medical precedent, the clinical investigation of hematopoietic cells, including NK cells, T cells and CD34+ cells, as therapies for the treatment of human diseases is rapidly expanding. In fact, over 250 clinical trials using NK cells or T cells as therapeutic entities are currently being conducted. Many of these clinical trials are investigating transformative applications in the field of cancer immunotherapy to control, and potentially eradicate, tumor growth. While advancements in the isolation, expansion and manufacture of cells have opened new avenues for their use as therapeutic entities, we believe the biological properties and therapeutic function of cells, including the activation and/or modification of effector cells to better recognize tumor cells, persist longer or exhibit more potent and specific anti-tumor activity, can be enhanced ex vivo prior to patient administration to maximize therapeutic benefit.

We are using advanced molecular characterization tools and technologies to identify small molecule and biologic modulators that promote rapid and supra-physiologic activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of CD34+ cells or those involved in the persistence, proliferation and anti-tumor activity of NK cells and T cells. We apply our deep understanding of the hematopoietic system to rapidly assess and quantify the potential therapeutic benefits of ex vivo cell programming in the settings of cancer and immune disorders. We believe that this highly differentiated therapeutic approach – systematically and precisely programming the biological properties and therapeutic function of cells ex vivo prior to adoptive transfer – is a reproducible, scalable and cost-effective approach to maximize the safety and efficacy of cell therapies.

Human induced pluripotent stem cells (iPSCs), with their capacity to be indefinitely expanded and differentiated in culture into any type of cell in the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the award of the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent in many of the cell therapy product candidates undergoing development today, including the requirement to source, isolate, engineer and expand cells from an individual patient for subsequent delivery of the therapy to that same patient.

We believe iPSCs represent an ideal cell source for creating cell therapy products that are well-defined, uniform in composition, have a consistent and dose-dependent pharmacology profile, and can be delivered off-the-shelf for the treatment of large numbers of patients. We are applying our expertise in induced pluripotent stem cell biology to genetically engineer and single-cell isolate and select iPSCs for clonal expansion, characterization and cryopreservation as master iPSC lines. We direct the fate of master pluripotent cell lines to create cells of the immune system, including NK cells, T cells and CD34+ cells, and are advancing a pipeline of off-the-shelf cellular immunotherapies derived from master pluripotent cell lines. Our iPSC platform is supported by an intellectual property portfolio of over 60 issued patents and 90 pending patent applications that we own or license.

Our Business Strategy

Utilizing our cell programming approach, we seek to program immune cells, including NK cells, T cells and CD34+ cells, and to develop and commercialize first-in-class cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation. The key pillars of our business strategy are to:

•

Efficiently develop and commercialize first-in-class cellular immunotherapies for severe, life-threatening diseases where treatment options are limited. We are pioneering the development of first-in-class cellular immunotherapies for cancer and immune disorders. We seek to develop product candidates to improve the lives of patients with severe, life-threatening diseases with significant unmet need and where regulatory agencies offer efficient and expedited development and review programs, such as Fast Track designation, and/or market protection programs, such as Orphan Drug designation. For example, we are developing our product candidate ProTmune as a next-generation hematopoietic cell graft for the prevention of life-threatening complications, including graft-versus-host disease (GvHD) and severe infections, in patients undergoing donor cell-sourced, or allogeneic, hematopoietic cell transplantation (HCT). GvHD and severe infections are both leading causes of morbidity and mortality in patients undergoing allogeneic HCT, and there are currently no approved therapies for the prevention of GvHD, giving rise to a significant unmet medical need. The FDA has granted Fast Track designation, and the FDA and the European Commission have granted Orphan Drug Designation and Orphan Medicinal Product Designation, respectively, for ProTmune. We also intend to apply for Fast Track and Orphan Drug designations for FATE-NK100, our first-in-class NK cell cancer immunotherapy comprised of adaptive memory NK cells, to support the product candidate’s development. Due to high incidences of morbidity and mortality and the rare disease nature of our target indications, we believe clinical trials that we conduct will generally require relatively small numbers of subjects and that our development path to approval may be efficient.

•

Forge collaborations with leading researchers and top medical centers to accelerate development of and rapidly translate our first-in-class product candidates into first-in-human clinical trials. The research and development of first-in-class product candidates requires an exceptional team of people and scientific and clinical expertise across a range of disciplines. Additionally, first-in-human studies of first-in-class cell therapy product candidates are often conducted under investigator-initiated clinical trials or at a small number of medical centers. We have and will continue to seek collaborations with leading researchers, investigators and top medical centers for the research, development, and clinical translation of our product candidates. Among our collaborations is a collaboration with the University of Minnesota, led by Dr. Jeffrey S. Miller, a renowned NK cell biologist and clinical investigator, to support the development of our FATE-NK100 and hnCD16-iNK cell therapy product candidates, and a collaboration with Memorial Sloan Kettering Cancer Center, led by Dr. Michel Sadelain, a renowned T-cell biologist and a recognized founder of CAR T-cell therapy, to support the development of engineered iPSC-derived T cell immunotherapies. We believe this approach to research and product development will maximize our potential to successfully identify first-in-class product candidates, accelerate our product candidates’ clinical translation and clinical investigation, and efficiently establish first-in-human proof-of-concept for our product candidates.

•

Selectively share our cell programming expertise, including our iPSC platform, with industry-leading strategic partners for the development of highly differentiated cellular immunotherapies. The clinical investigation of hematopoietic cells, including NK cells, T cells and CD34+ cells, as therapies for the treatment of human diseases is rapidly expanding. In fact, over 250 clinical trials using NK cells or T cells as therapeutic entities are currently being conducted. We believe we are uniquely positioned as an expert partner of choice for industry-leading developers seeking to maximize the therapeutic benefit of hematopoietic cell therapies through ex vivo pharmacologic modulation. As exemplified by our collaboration with Juno Therapeutics, we have and will continue to seek partnerships with leading hematopoietic cell therapy companies so that other companies can apply our expertise toward the development of cell therapies. Additionally, since iPSCs have the unique capacity to be genetically engineered, indefinitely expanded and differentiated in culture into any type of cell in the body, we believe there is significant opportunity to broadly exploit our industry-leading iPSC platform and intellectual property position. We will continue to seek additional partnerships with other institutions and companies for the research, development and commercialization of iPSC-derived cell therapy product candidates to enable off-the-shelf treatment of larger patient populations.

Our Product Pipeline & Partnerships

Immuno-Oncology Product Candidates

FATE-NK100 Adaptive Memory Natural Killer Cell Therapy

Natural Killer (NK) cells have an innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, and represent one of the body’s first lines of immunological defense. Unlike T cells that require specific tumor antigen recognition to elicit an effective immune response, natural killer cells have the unique ability to selectively identify and destroy abnormal cells through multiple mechanisms while leaving normal healthy cells unharmed. These cytotoxic mechanisms include: direct killing by binding to stress ligands expressed by cells and releasing toxic granules; indirect killing by producing and releasing chemotactic cytokines that play a pivotal role in orchestrating the adaptive immune response; and antibody-mediated targeted killing by binding to and enhancing the cancer-killing effect of therapeutic antibodies through a process known as antibody-dependent cellular cytotoxicity (ADCC).

Adaptive memory NK cells are a highly specialized and functionally distinct subset of natural killer cells that express the memory-like activating receptor NKG2C and the maturation marker CD57. In July 2015, we entered into a research collaboration with the University of Minnesota led by Dr. Jeffrey S. Miller, Professor of Medicine at the University of Minnesota and Deputy Director of the University of Minnesota Masonic Comprehensive Cancer Center, to develop an adaptive memory NK cell therapy product candidate for cancer. In the setting of allogeneic HCT, a retrospective study by investigators at the University of Minnesota found that HCT recipients with a high absolute number of adaptive memory NK cells (>2.5 cells/μl of blood; n=54) at six months post-HCT had a 2-year disease relapse rate of 16%, as compared to 46% in recipients with a low absolute number of adaptive memory NK cells (0.1–2.5 cells/μl of blood; n=16). Additionally, published preclinical findings from the University of Minnesota investigators demonstrated that adaptive memory NK cells have enhanced effector function, long-term persistence and greater resistance to immune checkpoint pathways.

We are developing FATE-NK100, a first-in-class natural killer cell cancer immunotherapy comprised of adaptive memory NK cells. Through the application of our cell programming expertise and our specific knowledge of modulators involved in the persistence, proliferation and anti-tumor activity of immune cells, we identified a combination of pharmacological modulators consisting of a cytokine and a small molecule (FT1238) that induces the robust formation of adaptive memory NK cells in therapeutically-relevant quantities. We produce FATE-NK100 using these pharmacological modulators in a seven-day manufacturing process. We have observed in preclinical studies that FATE-NK100 has enhanced anti-tumor activity across a broad range of liquid and solid tumors, improved persistence and increased resistance to immune checkpoint pathways as compared to conventional NK cell therapies that are being clinically-administered today. Additionally, we have observed in preclinical studies that FATE-NK100 significantly augments ADCC against cancer cells when administered in combination with a monoclonal antibody, including antibodies that target CD20, HER2 and EGFR antigens.

FATE-NK100 is produced using the peripheral blood of a healthy donor in a feeder-free, seven-day manufacturing process during which NK cells are programmed ex vivo with our combination of pharmacological modulators. While patient-specific T cells are most commonly utilized in cancer immunotherapy, NK cells sourced from healthy donors have been safely administered to patients for over a decade without eliciting GvHD or triggering significant side effects, such as cytokine release syndrome. In the setting of refractory or relapsed acute myelogenous leukemia (AML), recently published clinical trial results reported that the adoptive transfer of donor-sourced NK cells was safe and exhibited potent anti-leukemia responses with approximately 30% of treated patients achieving complete responses.

We plan to support a first-in-human clinical trial of FATE-NK100, to be conducted as an investigator-initiated clinical trial, for the treatment of refractory or relapsed AML. In February 2017, an IND application filed with the FDA by the University of Minnesota went into effect for the conduct of a Phase 1 open-label, dose-escalation clinical trial of FATE-NK100 in subjects with refractory or relapsed AML. The Phase 1 open-label, dose-escalation clinical trial is expected to investigate a single infusion of FATE-NK100 and a short course of subcutaneous interleukin-2 (IL-2) administered after lymphodepleting chemotherapy. The primary objective of the Phase 1 clinical trial is to assess the safety and determine the maximum tolerated dose (MTD) or maximum feasible dose (MFD) of FATE-NK100 administered intravenously. Secondary and investigational endpoints to be assessed include rates of complete response, clearance of minimal residual disease, disease-free survival and overall survival. The clinical trial will utilize an accelerated dose escalation design, which is intended to test up to four dose levels of FATE-NK100 with one patient enrolled per dose level until a dose-limiting toxicity (DLT) is observed. In the event a DLT is observed, the study will convert to a 3+3 design, enrolling an additional three patients at that current dose level. Enrollment continues with a minimum of three patients enrolled per dose level, until dose level 4 or the MTD is reached, whichever is earlier. Enrollment will expand to a total of ten subjects at this highest dose level.

We plan to investigate FATE-NK100 across both liquid and solid tumors.

Engineered hnCD16 iPSC-derived Natural Killer Cell Therapy

NK cells play a major role in the anti-tumor efficacy of certain tumor-antigen targeting monoclonal antibodies. NK cells express CD16, a receptor that can bind to the Fc portion of IgG antibodies and transmit activating signals within NK cells. Once activated through CD16 by IgG antibodies bound to target cells, NK cells are able to directly lyse target cells and secrete cytokines, such as interferon gamma, to recruit adaptive immune cells, including T cells. This mechanism of ADCC has been proven critical to the treatment of a wide range of human tumor types.

The anti-tumor efficacy of several FDA-approved monoclonal antibody therapies, including trastuzumab (FDA-approved for certain breast and gastric cancers), cetuximab (FDA-approved for certain head and neck, non-small cell lung and colorectal cancers) and rituximab (FDA-approved for certain cancers of the blood and lymph system), has been shown to be NK cell-dependent. Additionally, a number of clinical studies with these FDA-approved monoclonal antibodies have demonstrated that their anti-tumor efficacy is significantly enhanced in patients having a single nucleotide polymorphism, resulting in the expression of a high-affinity CD16 isoform with increased strength of binding to IgG antibodies. Only about 10% of humans are homozygous for this allele.

We are developing a targeted NK cell product candidate, which is created from a master engineered pluripotent cell line expressing a high-affinity, non-cleavable CD16 (hnCD16) Fc receptor, as an off-the-shelf immunotherapy for the treatment of cancer. We refer to this product candidate as our engineered hnCD16-iNK cell product candidate. We have created a novel hnCD16 Fc receptor that incorporates two unique modifications designed to augment the receptor’s binding affinity to IgG antibodies and to block the shedding of the receptor’s expression on the surface of NK cells upon activation. We have engineered iPSCs to express this novel hnCD16 Fc receptor, isolated and selected a single engineered iPSC, and clonally-expanded this single engineered iPSC to generate a master engineered hnCD16 pluripotent cell line. Using a proprietary, efficient and reproducible differentiation process, we have shown that one iPSC can create over one million NK cells, providing a substantially pure population of NK cells that is well-defined and of uniform composition.

We have shown that our hnCD16-iNK cell product candidate exhibits potent and persistent anti-tumor activity in vitro and in vivo in multiple tumor cell recognition and killing assays:

•

hnCD16-iNK cells exhibit superior direct killing in combination with each of trastuzumab and cetuximab in vitro, as compared to conventional NK cells sourced from peripheral blood and cord blood, in a killing assay of a human ovarian cancer cell line that is positive for both HER2 and EGFR expression;

•	hnCD16-iNK cells show a dose-dependent killing response in combination with rituximab in vitro in a CD20+ human lymphoblast-derived B-lymphocyte cell line killing assay; and
•

hnCD16-iNK cells augment anti-tumor activity in combination with trastuzumab in vivo, as compared to mice treated with trastuzumab alone, in a HER2+ ovarian cancer model, where the anti-tumor effect at Week 6 of hnCD16-iNK plus trastuzumab was durable with no tumor detectable by imaging in 80% of the mice as compared to trastuzumab alone where all mice displayed tumor burden.

We are developing our engineered hnCD16-iNK cell product candidate as an off-the-shelf cancer immunotherapy for the treatment of liquid and solid tumors, both as a monotherapy and in combination with therapeutic antibodies. In January 2017, we amended our July 2015 collaboration with the University of Minnesota to include process development and scale-up activities to support the manufacture of our hnCD16-iNK cell product candidate in accordance with current good manufacturing practices for Phase 1 clinical studies. We are currently in discussions with the FDA, and have meetings planned with regulatory authorities in other territories, to support first-in-human investigation of our hnCD16-iNK cell product candidate.

Engineered CAR iPSC-derived T Cell Therapy

Current engineered T-cell immunotherapies undergoing clinical investigation are most often patient-specific and their delivery requires the extraction, engineering, expansion and re-introduction of each individual patient’s T cells. This multi-step manufacturing process is resource intensive, logistically challenging and complex, and significant hurdles remain to ensure that patient-specific T-cell immunotherapies can be efficiently and consistently manufactured, and safely and reliably delivered, at the scale necessary to support broad patient access and wide-spread commercialization. For example, the overall safety and efficacy of patient-specific T-cell immunotherapies may be limited by: the inherent qualities, quantities and properties of the T cells extracted from each individual patient; the genetic engineering of the extracted T cells, where the site of genetic engineering is often random and variable from cell to cell and, as a result, may disrupt normal T-cell biology and function; and the activation and expansion of the extracted T cells during manufacture, where T cells by their inherent nature can become exhausted.

We are developing chimeric antigen receptor (CAR) T-cell product candidates created from master engineered pluripotent cell lines, referred to as our engineered CAR-iT cell product candidates, as off-the-shelf cancer immunotherapies for the treatment of liquid and solid tumors. In September 2016, we announced a partnership with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf T-cell product candidates using master engineered pluripotent cell lines. Additionally, we launched a majority-owned subsidiary, Tfinity Therapeutics, Inc., to focus exclusively on the advancement of off-the-shelf T-cell immunotherapies across a wide range of diseases. Tfinity Therapeutics holds an option to license intellectual property that we own or control for the development and commercialization of T-cell immunotherapies created from iPSCs.

Research and development activities under the multi-year collaboration are being led by Dr. Michel Sadelain, Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at Memorial Sloan Kettering Cancer Center. Dr. Sadelain has published preclinical results demonstrating that CD19 CAR-targeted T cells created from engineered iPSCs are capable of profound tumor clearance in vivo. Under the collaboration, we are currently engineering therapeutic attributes into human iPSCs, such as antigen targeting, lack of alloreactivity and enhanced persistence, and are optimizing the differentiation of these engineered iPSCs to create T cells for characterization and functional assessment.

In connection with the formation of the partnership with Memorial Sloan Kettering Cancer Center, we exclusively licensed from Memorial Sloan Kettering foundational intellectual property covering iPSC-derived immune cells, including T cells and NK cells derived from iPSCs engineered with chimeric antigen receptors, for human therapeutic use. We also secured an exclusive option to exclusively license intellectual property arising from all research and development activities under the collaboration.

Immuno-Regulation Product Candidates

ProTmune™

Allogeneic HCT has been performed globally for decades with curative intent in patients with a wide range of hematologic malignancies and rare genetic disorders. The procedure involves transferring donor-sourced hematopoietic cells to a patient following the administration of chemotherapy and/or radiation therapy. The biological properties of the various cell populations present in the donor-sourced hematopoietic cell graft play an essential role in determining outcomes of allogeneic HCT. Donor-sourced CD34+ cells have the unique ability to engraft and reconstitute a new blood and immune system, and donor-sourced immune cells, such as T cells, have an important protective role following HCT in eradicating residual cancer cells and providing protection against life-threatening infections. The engraftment of donor-sourced CD34+ cells is essential for successful reconstitution, and any delay in, or failure of, engraftment leaves a patient severely immuno-compromised and exposed to exceedingly high risk of early morbidity and mortality. Additionally, while the donor-sourced immune cells impart a critical immunotherapeutic effect, allo-reactive T cells can cause GvHD, a serious complication where donor-sourced T cells recognize antigens on a patient’s cells as foreign and attack the patient’s cells.

According to the Center for International Blood and Marrow Transplant Research, there are approximately 30,000 allogeneic HCT procedures performed globally each year. Hematopoietic cells for use in allogeneic HCT can be obtained from multiple donor sources including umbilical cord blood, bone marrow and mobilized peripheral blood (mPB). Approximately 65% of allogeneic HCT procedures utilize mPB as the donor hematopoietic cell source. While the use of mPB is associated with faster rates of neutrophil engraftment compared to other cell sources like bone marrow and umbilical cord blood, approximately 35-50% of patients undergoing mPB HCT develop acute GvHD and 70-80% of patients undergoing mPB HCT experience at least one severe infection, such as cytomegalovirus (CMV) infection, within the first 180 days following HCT. We believe our cell programming approach has the potential to prevent severe, life-threatening complications and improve outcomes in patients undergoing HCT.

We are developing ProTmune as an investigational programmed cellular immunotherapy for use as a next-generation allogeneic HCT cell graft. ProTmune is produced by modulating donor-sourced mPB ex vivo with two small molecules, 16,16-dimethyl prostaglandin E2 (FT1050) and dexamethasone (FT4145), to enhance the biological properties and therapeutic function of the graft’s cells. The programmed mPB graft is administered to a patient as a one-time intravenous therapy. Based on preclinical data, we believe ProTmune has the potential to suppress the GvHD response and maintain the anti-viral and anti-tumor, or graft-versus-leukemia (GvL), activity of donor T cells. We have demonstrated that FT1050-FT4145 programmed CD4+ and CD8+ T cells of mPB are functionally less allo-reactive in vitro, exhibiting a decrease both in the expression levels of T-cell activation markers, including ICOS and 41BB, and in the production of pro-inflammatory cytokines, and an increase in the production of potent anti-inflammatory cytokines including IL-10.

In December 2015, we presented data at the American Society of Hematology 2015 Annual Meeting demonstrating that a single administration of FT1050-FT4145 programmed mPB cells result in a statistically significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, in a murine model of allogeneic HCT. Additionally, in February 2016, we presented data at the 2016 BMT Tandem Meetings defining the impact of FT1050-FT4145 modulation on the anti-tumor effector properties of donor T cells in a murine model of leukemia and demonstrating that ex vivo programmed donor T cells retain GvL activity.

In June 2016, the FDA granted Fast Track designation for ProTmune for the reduction of incidence and severity of acute GvHD in patients undergoing allogeneic HCT. In September 2016, the FDA granted Orphan Drug Designation and, in October 2016, the European Commission granted Orphan Medicinal Product Designation, for ProTmune. The orphan designation granted in each jurisdiction broadly covers subjects undergoing allogeneic HCT across diseases for which the procedure is performed, including blood cancers and genetic disorders.

We have opened enrollment in a multi-center Phase 1/2 clinical trial of ProTmune in adult subjects with hematologic malignancies undergoing mPB HCT, a clinical trial which we refer to as the PROTECT study. The primary objectives of the PROTECT study are to evaluate safety and tolerability, and to assess the potential of ProTmune to prevent acute GvHD, which is a leading cause of morbidity and mortality in patients undergoing HCT. There are currently no approved therapies for the prevention of GvHD in patients undergoing allogeneic HCT, giving rise to a significant unmet medical need.

The initial Phase 1 stage of the PROTECT study is an open-label, single-arm, multi-center clinical trial that is intended to enroll up to 10 subjects, all of whom must have an available matched unrelated peripheral blood cell donor. All eligible patients in the Phase 1 stage of the clinical trial will be administered ProTmune as the hematopoietic cell source for the HCT procedure following myeloablative conditioning. The first subject was enrolled in this stage of the PROTECT study in December 2016.

An independent data monitoring committee will conduct a safety review of data from the Phase 1 stage of the PROTECT study. Pending the committee’s recommendation, a 60-subject, randomized, controlled, multi-center Phase 2 stage of the PROTECT study will be initiated. This stage will include subjects undergoing mPB HCT following myeloablative conditioning. Subjects will be assigned in a 1:1 ratio to be administered either ProTmune or a standard-of-care mPB graft as the hematopoietic cell source for the HCT procedure. To strengthen the clinical trial’s potential to assess the efficacy of ProTmune, this stage of the PROTECT study will be blinded to both the investigator and each patient.

The efficacy endpoints for the PROTECT study are: cumulative incidence of Grades B through D acute GvHD at Day 100 (where Day 0 is defined as the day of HCT), where acute GvHD maximum severity will be graded according to the CIBMTR acute GvHD Grading Scale; cumulative incidence of subjects with CMV viremia by Day 100 (defined as CMV plasma viral load of ≥1000 IU/mL), as determined by central laboratory testing; and cumulative incidence of CMV tissue-invasive disease by Day 100. Two Endpoint Adjudication Committees have been established to evaluate the efficacy of ProTmune in the clinical trial, one to assess the incidence of acute GvHD and the other to assess the incidence of CMV tissue-invasive disease, viremia and additional clinical outcomes. We also plan to assess other exploratory endpoints, including cumulative incidence of confirmed bacterial, fungal, viral, and parasitic infections by Day 100 and by Day 180, cumulative incidence of GvHD-free and relapse-free survival and cumulative incidence of GvHD-free, infection-free and relapse-free survival.

ToleraCyte™

Autoimmune diseases arise from abnormal immune responses in which the body’s immune system attacks and damages its own tissues. Some of the most common autoimmune diseases include rheumatoid arthritis, type-1 diabetes, systemic lupus erythematosus (SLE or lupus), multiple sclerosis, inflammatory bowel disease, celiac disease and asthma. It is estimated that more than 23 million people in the U.S. suffer from autoimmunity, which makes it the third most common category of illness in the U.S. after cancer and heart disease.

Auto-reactive T lymphocytes are key players in aberrant autoimmune responses. We believe that certain biological mechanisms, which have been demonstrated to suppress activation of T cells in the presence of tumor cells, can be exploited to suppress auto-reactive T-cell destruction of normal tissues. Cancerous cells often evade the immune system by expressing programmed cell death ligand-1 (PD-L1), a ligand that binds to the cell-surface receptor PD-1 on T lymphocytes and prevents T-cell activation. The PD-1 / PD-L1 biological axis has been clinically-validated as a potent immune checkpoint pathway, as certain monoclonal antibodies, commonly referred to as immune checkpoint inhibitors, have been shown to block the interaction between PD-L1 and PD-1, boosting the immune system and enhancing T-cell killing of cancer cells. We believe CD34+ cells possess intrinsic immuno-regulatory properties that are triggered under certain physiological conditions and, once triggered, have the potential to suppress activated T cells and induce immune tolerance.

We are advancing the development of a pharmacologically programmed CD34+ cell therapy with potent immuno-regulatory properties, which we refer to as ToleraCyte, for the treatment of autoimmune and inflammatory diseases. Through the application of our cell programming expertise and our specific knowledge of modulators involved in the trafficking of CD34+ cells, we have identified a small molecule combination that significantly upregulates the chemokine receptor CXCR4 on CD34+ cells and enhances the cells’ ability to traffic to sites of inflammation. Additionally, these programmed CD34+ cells have the potential to express powerful T-cell regulatory factors, including PD‐L1 and IDO1. We believe that ToleraCyte has the potential to preferentially traffic to and immunologically check autoreactive T cells that are directly responsible for the destruction of healthy tissue in certain autoimmune and inflammatory disorders.

In June 2016, we presented new preclinical data at the American Diabetes Association’s 76th Scientific Sessions exploring the disease-modifying potential of ToleraCyte in humanized and mouse models of type-1 diabetes using immunologically matched programmed cells. In in vivo studies using hyperglycemic NOD mice designed to mimic new-onset type-1 diabetes, a one-time administration of programmed cells resulted in the durable correction of disease, as compared to vehicle-treated cells. Additionally, in pre-hyperglycemic NOD mice, a one-time administration of programmed cells demonstrated a statistically significant delay in the onset of disease. Finally, in a humanized model of type-1 diabetes, programmed CD34+ cells showed enhanced trafficking to the pancreas and regulation of T-cell activation. These studies support the premise that ToleraCyte may serve as a disease-modifying immunotherapy for patients with type-1 diabetes and other autoimmune diseases.

In October 2016, we held a pre-IND meeting with the FDA to support the clinical translation of ToleraCyte using CD34+ cells sourced from patients with type-1 diabetes. We are currently formulating a study protocol for clinical investigation of ToleraCyte in adult patients with type-1 diabetes and preserved β-cell function. In parallel, we continue to conduct preclinical studies in other settings of immune system regulation, where induction of tolerance has the potential to be disease-transformative.

Engineered iPSC-derived CD34+ Cell Therapy

We are also generating iPSCs that have been engineered with various immuno-regulatory attributes for in vitro and in vivo functional assessment. In June 2015, we entered into a collaboration with Boston Children’s Hospital and its investigator, Paolo Fiorina, M.D., Ph.D., Assistant Professor of Pediatrics at Boston Children's Hospital and Harvard Medical School. Dr. Fiorina and his team have extensively studied the cellular mechanisms and molecular pathways involved in the autoimmune-mediated destruction of pancreatic beta cells that result in insulin deficiency and onset of type-1 diabetes. Preclinical data from the Fiorina laboratory, which was presented at the American Diabetes Association’s 75th Scientific Sessions in June 2015, demonstrated that genetically engineered PD-L1+ hematopoietic cells adoptively transferred into hyperglycemic mice traffic to the pancreas, reduce aberrant T-cell activity and revert hyperglycemia in a well-established murine model of type-1 diabetes.

As part of our current preclinical development of ToleraCyte, we continue to assess its mechanism of action to determine whether its immuno-regulatory activity is uniquely dependent on the use of immunologically matched CD34+ cells, or whether CD34+ cells from healthy donors or CD34+ cells created from iPSCs can check autoreactive T cells and induce immune tolerance. We are currently conducting side-by-side in vivo preclinical studies in several different models of T-cell mediated autoimmune diseases and inflammatory disorders using immunologically matched CD34+ cells, immunologically mismatched CD34+ cells and immunologically mismatched CD34+ cells created from engineered iPSCs.

Our Cell Programming Partnerships

Juno Therapeutics

T-cell immunotherapies commonly use a patient’s own T cells as the starting cell source to manufacture a personalized cell therapy. T cells sourced from patients require in vitro culturing, engineering, activation and expansion, usually over a period of days to weeks, to generate the number of cells that are therapeutically necessary for use as an immunotherapy. Significant challenges associated with this therapeutic paradigm include a high degree of patient-to-patient variability in the ability to harvest, engineer and expand T cells and the propensity for T cells to become exhausted during in vitro processing. These challenges can negatively affect T-cell function in vivo upon administration to a patient. In fact, clinical studies have shown that the anti-tumor properties of exhausted T cells are less durable and efficacious.

In May 2015, we entered into a strategic research collaboration and license agreement with Juno Therapeutics, Inc., or Juno, bringing together our expertise in hematopoietic cell biology and cell programming with Juno’s scientific and development leadership in chimeric antigen receptor (CAR) and T-cell receptor (TCR) immunotherapy. Under the collaboration, we screen for and seek to identify small molecule modulators that improve the function of T cells, including for molecules that enhance the therapeutic properties of CAR T-cell and TCR immunotherapies. Juno has the right to incorporate such modulators in their development and commercialization of genetically engineered CAR T-cell and TCR immunotherapies directed against certain tumor-associated antigen targets designated by Juno. Juno is responsible for the development and commercialization of genetically engineered CAR T-cell and TCR immunotherapies incorporating such modulators against such targets.

Pursuant to the terms of the agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities during the research term of the agreement with minimum annual research payments of $2.0 million to us. The initial research term of the agreement is four years ending in May 2019. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of a one-time, non-refundable extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. Additionally, if Juno elects to exercise its extension option, we then have the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price. Beginning on the second anniversary of the agreement in May 2017, Juno may terminate the agreement upon six (6) months’ written notice to us.

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

Under the agreement, we have granted Juno an exclusive worldwide license to certain of our intellectual property, including our intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered CAR T cell and TCR immunotherapies (excluding those derived from iPSCs) using or incorporating small molecule modulators directed against certain designated tumor-associated antigen targets, subject to the selection of such target by Juno. We have retained exclusive rights to such intellectual property, including our intellectual property arising under the collaboration, for all other purposes.

During the term of our research activities under the agreement, we have agreed to collaborate exclusively with Juno on the research and development of small molecule modulators with respect to CAR T-cell and TCR immunotherapies (excluding those derived from iPSCs) against certain tumor-associated antigen targets designated by Juno. Furthermore, during the term of the agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities using small molecule modulators to enhance the therapeutic properties of CAR T-cell and TCR immunotherapies against certain tumor-associated antigen targets selected by Juno.

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

As of March 15, 2017, our intellectual property portfolio is composed of over 140 issued patents and 160 patent applications that we license from academic and research institutions, and over 70 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapeutics, including ProTmune, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to the Programming of Hematopoietic and Immune Cells

As of March 15, 2017, we own 11 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes 44 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2037.

Additionally, we have an exclusive license to an intellectual property portfolio consisting of two families of issued patents and pending patent applications co-owned by the Children’s Medical Center Corporation and The General Hospital Corporation. As of March 15, 2017, we currently have exclusive rights to 49 issued patents or patent applications in the United States and worldwide relating to methods for programming hematopoietic stem cells ex vivo using modulators that up-regulate the prostaglandin signaling pathway or its downstream mediators. These patent rights consist of issued patents (including U.S. Patents 8,168,428 and 8,563,310) claiming methods for the ex vivo programming of hematopoietic stem cells using FT1050, including hematopoietic stem cells obtained from mobilized peripheral blood, cord blood, and bone marrow. Pending patent applications in the United States and foreign jurisdictions are directed to therapeutic compositions of hematopoietic stem cells in which the cells have been modulated by increasing prostaglandin activity, methods of preparing these compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity. Any U.S. patents within this portfolio that have issued or may yet issue will have a statutory expiration date in 2027.

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

We also have licensed exclusive rights to three families of patent applications from the University of Minnesota. This portfolio includes eight patent applications pending in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating chimeric antigen receptors on NK cells. Any patents that may issue from patent applications pending in this portfolio will expire in 2035 or 2036.

Intellectual Property Relating to iPSC Technology

As of March 15, 2017, we own seven patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any patents issued from these patent applications will expire on dates ranging from 2031 to 2037.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human induced pluripotent cells from somatic cells and, as of March 15, 2017, includes 12 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an Oct4 protein. Oct4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any patents that may issue from these pending patent applications will expire on dates ranging from 2024 to 2029.

We also have exclusive licenses from The Scripps Research Institute to a portfolio of seven patent families relating to compositions and methods for reprogramming mammalian somatic cells, which covers non-genetic and viral-free reprogramming mechanisms, including the use of various small molecule classes and compounds and the introduction of cell-penetrating proteins to reprogram mammalian somatic cells. This portfolio includes issued U.S. patents (including U.S. Patents 8,044,201 and 8,691,573) that provide composition of matter protection for a class of small molecules, including thiazovivin, that is critical for inducing the generation, and maintaining the pluripotency, of iPSCs, and compositions and methods of using the small molecule. Any issued U.S. patents and any patents that may issue from patent applications pending in the U.S. and internationally in this portfolio will have statutory expiration dates ranging from 2026 to 2032.

We also have an exclusive license to a patent family relating to the creation of off-the-shelf T and CAR-T cell immunotherapies, and their use in adoptive immunotherapy, from The Memorial Sloan-Kettering Cancer Center.  This portfolio covers compositions of T cells and NK cells derived from pluripotent cells which are engineered with chimeric antigen receptors for enhanced antigen specificity and functionality, as well as methods of engineering pluripotent cell lines, and methods of deriving CAR-T cells from CAR expressing pluripotent stem cells. Any patents that may issue from patent applications pending in the U.S. and internationally in this portfolio will have expiration dates around 2034.

Our Material Technology License Agreements

Children’s Medical Center Corporation

In May 2009, we entered into a license agreement with Children’s Medical Center Corporation, or CMCC, for rights relating to therapeutic compositions of modulated HSCs and methods for promoting reconstitution of the hematopoietic system using modulators of the prostaglandin pathway, as described in more detail above under “Intellectual Property Relating to the Programming of Hematopoietic Cells.” Under our agreement with CMCC, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, in all fields. CMCC retains a non-exclusive right to practice and use the patent rights for research, educational, clinical or charitable purposes, and also to license other academic and nonprofit organizations to practice the patent rights for research, educational, and charitable purposes (but excluding any clinical use and commercialization of the patent rights to the extent granted to us under the license agreement). Our license is also subject to pre-existing rights of the U.S. government and rights retained by the Howard Hughes Medical Institute and the General Hospital Corporation to use the patent rights for research purposes. Additionally, if we make any discovery or invention that is described in a patent application and is not within the scope of the licensed patent rights but would not have been made but for the licensed patent rights, we are required to disclose the invention to CMCC and enter into a non-exclusive license agreement with CMCC, for no more than a nominal fee, for CMCC to practice the invention solely for internal research purposes or clinical purposes and not for commercial purposes.

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

The University of Minnesota

In December 2016, we entered into a license agreement with the Regents of the University of Minnesota for rights relating to compositions and methods relating to NK cells, to modifications of cytotoxic receptors naturally expressed on NK cells including the CD16 Fc receptor, and to chimeric antigen receptors for expression on NK cells. Under our agreement with the University of Minnesota, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell licensed products in all fields for commercial purposes. The licensed patent rights are described in more detail above under “Intellectual Property Relating to the Programming of Hematopoietic Cells.” The University of Minnesota retains the right to practice the patent rights for research, teaching and educational purposes, including in corporate-sponsored research subject to certain limitations during the initial three years of the license agreement. The University of Minnesota also retains the right to license other academic and non-profit research institutes to practice the patent rights for research, teaching and educational purposes, but not for corporate-sponsored research. Our license is also subject to pre-existing rights of the U.S. government.

Under the terms of the license agreement, we are required to pay the University of Minnesota an annual license maintenance fee during the term of the agreement, and are also required to make payments of up to $4.6 million for development, regulatory and commercial milestones achieved with respect to each of the first three licensed products. If commercial sales of a licensed product commence, we will also be required to pay royalties at percentage rates in the low-single digits on net sales of licensed products. Our royalty payments are subject to reduction for any third-party payments required to be made until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, the University of Minnesota is also entitled to receive a percentage of the sublicensing income received by us.

Under the license agreement with the University of Minnesota, we are obligated to use commercially reasonable efforts to develop and make commercially available licensed products. In particular, we are required to conduct activities toward specific development milestones of licensed products on an annual basis.

The agreement will continue until the abandonment of all patent rights or expiration of the last to expire licensed patent. The University of Minnesota may terminate the agreement if we default in the performance of any of our obligations and fail to cure the default within a specified grace period. The University of Minnesota may also terminate the agreement if we cease to carry out our business or become bankrupt or insolvent. We may terminate the agreement for any reason upon prior written notice to the University of Minnesota and payment of all amounts due to the University of Minnesota through the date of termination.

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

The Scripps Research Institute

We have entered into various license agreements with The Scripps Research Institute, or TSRI, for rights relating to compositions and methods for reprogramming somatic cells, including the use of various small molecule classes and compounds in the reprogramming and maintenance of iPSCs. Under our agreements with TSRI, or the TSRI License Agreements, we acquired exclusive royalty-bearing, sublicensable, worldwide licenses to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, in all fields. The licensed patent rights are described in more detail above under “Intellectual Property Relating to iPSC Technology.” TSRI retains a non-exclusive right to practice and use the patent rights for non-commercial educational and research purposes, and to license other academic and non-profit research institutions to practice the patent rights for internal basic research and education purposes. Under certain of our TSRI License Agreements, other third parties maintain a right to practice the patent rights for their internal use only. Our license is also subject to pre-existing rights of the U.S. government.

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

Manufacturing

We are responsible for ensuring consistent manufacture of our product candidates in compliance with regulatory requirements as necessary for marketing approval of these candidates. We do not own or operate any of our own manufacturing facilities. Other than small amounts of materials that we may synthesize ourselves for preclinical testing, we currently rely, and expect to continue to rely, on third parties for the manufacture of our required materials, including our clinical materials and product candidates.

ProTmune™

ProTmune is a composition of ex vivo programmed human mobilized peripheral blood cells. ProTmune is produced by treating qualified human mobilized peripheral blood with two small molecules, FT1050 and FT4145, in a multi-step process that is performed on the day of HCT. Currently, the manufacture of ProTmune is performed at clinical cell processing facilities operated by or affiliated with our clinical sites. The manufacturing process consists of functionally closed unit operations. We aim to continue to develop manufacturing processes to further standardize the manufacture of ProTmune across clinical cell processing facilities.

Human peripheral blood cells from a donor, whose tissue type closely matches the patient’s, are used as the starting cellular source material for the manufacture of ProTmune. HCT centers can electronically access a worldwide network of donor registries, which collect and transfer human peripheral blood cells from donors, to source these cells on behalf of patients. We expect donor registries to continue to collect and transfer, and HCT centers to continue to source, human peripheral blood cells for our manufacture of ProTmune. Other components used in the manufacture of ProTmune include programming media as well as disposable materials, such as bags and tubing sets. To date, we have obtained all components required for the manufacture of ProTmune, including FT1050, FT4145 and programming media, from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain human peripheral blood cells and certain components used in the manufacture of ProTmune.

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

FATE-NK100

FATE-NK100 is a first-in-class natural killer (NK) cell cancer immunotherapy comprised of adaptive memory NK cells. The cell therapy product candidate is manufactured using peripheral blood (PB) leukocytes from a CMV seropositive donor, where the donor is typically a HLA haplo-identical donor, and is depleted of CD3+ (T-lymphocytes) and CD19+ (B-lymphocytes). This starting cell population is cultured for seven days in a feeder-free environment and in a media containing a proprietary pharmacologic modulator combination, including a cytokine and a small molecule GSK3β inhibitor, to expand and enrich for NK cells that phenotypically have been associated with the adaptive memory phenotype.

We plan to have FATE-NK100 manufactured for the first-in-human clinical trial in AML at the Clinical Cell Therapy Laboratory of the University of Minnesota Medical Center. The Clinical Cell Therapy Laboratory will be trained and qualified to manufacture FATE-NK100 by our technical staff prior to manufacture of FATE-NK100 for clinical use. We plan to expand our clinical investigation of FATE-NK100. We may in the future qualify additional medical center cell therapy facilities, contract with third-party manufacturers, or operate our own facilities for the manufacture of FATE-NK100 for use in clinical trials or for commercial therapeutic use.

Other reagents and excipients used in the manufacture of FATE-NK100 include the pharmacologic modulators used in programming FATE-NK100 as well as the culture media used in the seven-day manufacturing process. All of these reagents and excipients required for the manufacture of FATE-NK100 are obtained today from third-party manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain these components used in the manufacture of FATE-NK100.

Off-the-Shelf Cellular Immunotherapies Created from Master Pluripotent Cell Lines

We expect that the manufacture of our off-the-shelf cellular immunotherapy product candidates created from iPSCs will involve a three-stage process:

•

The first stage is intended to generate a master pluripotent cell line and generally consists of the following steps: (i) obtain appropriately-consented normal human donor cells, such as fibroblasts or CD34+ cells, and conduct transfusion transmissible disease testing on the donor cells; (ii) induction of pluripotency in the donor cells using a proprietary transgene-free and footprint-free method of reprogramming; (iii) genetic engineering, where applicable, of iPSCs; (iv) isolation and selection of a single iPSC, followed by clonal expansion of the single iPSC to produce a master pluripotent cell line for cell product candidate manufacture.

•

The second stage is intended to derive the cell product population of interest and generally consists of the following steps: (i) expansion and differentiation of the pluripotent cell line to produce CD34+ definitive hematopoietic progenitor cells; and (ii) further expansion and differentiation of these progenitor cells to produce the cell product population of interest. At this stage, we anticipate cryopreserving individual aliquots from this cell product population and banking these aliquots in single vials, where each vial contains cells sufficient to constitute a single dose.

•

The third stage is intended to derive the final cell product and generally consists of the following steps: thawing and washing a single vial of the cell product population, and formulating the cells in an infusion media for intravenous administration of the cell therapy product.

We are manufacturing certain of our iPSC-derived product candidates for use in research and preclinical development. As we expand our research activities and prepare for clinical translation of our iPSC-derived product candidates, we may continue to manufacture our iPSC-derived product candidates at facilities operated by us, or we may contract with third parties, including medical center cell therapy facilities, for the conduct of some or all of the activities required for manufacturing our iPSC-derived product candidates. As part of our manufacturing process, we endeavor to utilize cGMP grade materials and reagents, if commercially available; however, certain critical materials and reagents are currently qualified for research use only.

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

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product or drug for its intended use or uses;

•

for a biological product, submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, and, for a drug, submission of a New Drug Application, or NDA, that includes substantive evidence of the product’s safety and efficacy;

•

satisfactory completion of an FDA pre-approval inspection of manufacturing facilities where the product is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate, and, if applicable, the FDA’s current good tissue practices, or cGTPs, for the use of human cellular and tissue products to prevent the introduction, transmission or spread of communicable diseases;

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

•

Phase 3—Phase 3 trials are undertaken to provide statistically significant evidence of clinical efficacy and to further evaluate dosage, potency, and safety in an expanded patient population at multiple clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the product has been obtained, and are intended to establish the overall benefit-risk relationship of the investigational product, and to provide an adequate basis for product approval and physician labeling.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Within 15 calendar days after the sponsor determines that the information qualifies for reporting, written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

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

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with the use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective beginning on October 1, 2016 and in effect through September 30, 2017, the user fee for an application requiring clinical data, such as a BLA and an NDA, will be $2,038,100 for fiscal year 2017. PDUFA also imposes an annual product registration fee for biologics and drugs ($97,750 for fiscal year 2017), and an annual establishment fee ($512,200 for fiscal year 2017) on facilities used to manufacture prescription biologics or drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA has 60 days from its receipt of a BLA or NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA or NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA or NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. After the BLA or NDA submission is accepted for filing, the FDA reviews the BLA or NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMPs to assure and preserve the product’s identity, safety, strength, quality, potency, and purity, and for a biological product, whether it meets the biological product standards. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically comprised of clinicians and other experts, for evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a human cellular or tissue product, the FDA also will not approve the product if the manufacturer is not in compliance with cGTPs. FDA regulations also require tissue establishments to register and list their human cells, tissues, and cellular and tissue based products, or HCT/Ps, with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA or NDA, the FDA may inspect clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCPs. If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the BLA or NDA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

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

The Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, amended the FDCA to require FDA to expedite the development and review of a breakthrough therapy. A biological product or drug can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a biological product or drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with, and providing advice to, the sponsor throughout the product’s development, and taking steps to facilitate an efficient review of the development program and to ensure that the design of the clinical trials is as efficient as practicable.

Accelerated Approval for Regenerative Advanced Therapies

As part of the 21st Century Cures Act, Congress recently amended the FD&C Act to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products.  Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271.  The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.  A drug sponsor may request that FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND.  FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition.  A BLA or NDA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites.  Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.  A regenerative advanced therapy that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

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

An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, a FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, which was part of the Patient Protection and Affordable Care Act of 2010, or PPACA. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product is biosimilar to the reference biological product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product.

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

A biological product or drug can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Pediatric Research Equity Act

Under the Pediatric Research Equity Act, or PREA, a BLA or NDA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. FDASIA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted, unless the FDA issues regulations stating otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense and dynamic competition and a strong emphasis on proprietary products. While we believe that our technology, scientific knowledge and experience in the field of cellular immunotherapy provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We are developing ProTmune as a next-generation mobilized peripheral blood graft for patients undergoing allogeneic HCT. The product candidate is intended to prevent GvHD and other life-threatening complications that compromise the procedure’s curative potential. While ProTmune is designed to replace a standard-of-care mobilized peripheral blood graft to improve patient outcomes, we are aware of other companies and medical centers that are developing adjunct therapies, such as Bellicum Pharmaceuticals, Inc. and Kiadis Pharma Netherlands B.V., or treatments, such as AbbVie Inc., Incyte Corporation and Alexion Pharmaceuticals, Inc., to address life-threatening complications of HCT.

We are developing FATE-NK100 as a cancer immunotherapy.  Additionally, we are utilizing our iPSC platform to develop off-the-shelf NK- and T-cell cancer immunotherapies. Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. While we believe our focus on NK cells, as well as our use of master pluripotent cell lines to create our product candidates, is highly differentiated, a number of companies are currently focused on the development of cancer immunotherapies including Adaptimmune Limited, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We compete against our competitors in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance.

We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Employees

As of December 31, 2016, we employed 66 employees, all of whom are full-time employees, including 40 in research and development, 16 in clinical development and regulatory affairs and 10 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We own various U.S. federal trademark registrations and applications, and unregistered trademarks, including the following marks referred to in this document: Fate Therapeutics®, our corporate logo, ProTmuneTM and ToleraCyteTM. All other trademarks or trade names referred to in this document are the property of their respective owners. Solely for convenience, the trademarks and trade names in this document are referred to without the symbols® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

Risks Related to the Discovery, Development and Regulation of Our Product Candidates

We may face delays in initiating, conducting or completing our clinical trials, and we may not be able to initiate, conduct or complete them at all.

We have not completed the clinical trials necessary to support an application for approval to market ProTmune. Furthermore, we have not initiated or conducted any clinical trials necessary to support an application for approval to market FATE-NK100, any of our product candidates created from master pluripotent cell lines or any other product candidates that we may identify. We, or any investigators which initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we, or our investigators, will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

•

difficulties in identifying eligible patients for participation in clinical trials of our product candidates due to our focus on the development of product candidates for the treatment of rare diseases;

•

difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties relating to patients enrolling in studies of therapeutics sponsored by our competitors;

•

difficulties in obtaining agreement from regulatory authorities on study endpoints, achieving study endpoints, demonstrating efficacy and safety, and completing data analysis in clinical trials for any of our product candidates;

•

difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for approval of an investigational new drug application, or IND, to initiate and conduct clinical trials for any of our product candidates;

•	the occurrence of unexpected safety issues or adverse events in any current or subsequent clinical trial of our product candidates;
•

securing and maintaining the support of clinical investigators and investigational sites, including investigators and sites who may conduct clinical trials under an investigator-initiated IND with our financial support, and obtaining institutional review board, or IRB, approval at each site for the conduct of our clinical trials;

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

•

failure, by us, cell processing facilities at our clinical trial sites, or third parties that we contract with, to manufacture certain of our product candidates consistently in accordance with our protocol-specified processes and applicable regulatory requirements for use in our clinical trials;

•

our failure, or the failure of investigators, third-party service providers, or clinical trial sites, to ensure the proper and timely conduct and analysis of data from clinical trials of our product candidates;

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

If there are delays in initiating or conducting any clinical trial of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. For example, with respect to the development of ProTmune, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants, or HSCTs, and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our ability to develop ProTmune. Our ability to enroll patients in our clinical trials, including in our current Phase 1/2 PROTECT clinical trial of ProTmune, is affected by factors including:

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

Development of our product candidates will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates.

Developing therapeutic products, including conducting preclinical studies, process development and manufacturing activities, and clinical trials of cellular immunotherapies, is expensive. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. However, our resources will likely be insufficient to conduct research and development programs, process development and manufacturing activities, and clinical development to the full extent currently planned. We will require substantial additional capital to conduct the research and development, process development, manufacturing, and clinical and regulatory activities necessary to bring any of our product candidates to market. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our current Phase 1/2 PROTECT clinical trial of ProTmune, the planned Phase 1 clinical trial of FATE-NK100 under an investigator-initiated clinical trial agreement with the University of Minnesota, and any additional clinical trials we may initiate, conduct or support for our product candidates;

•	the progress, results, size, timing and costs of our preclinical, process development and manufacturing studies, and activities necessary to initiate clinical trials for our product candidates;
•

continued progress in our research and development programs, including preclinical studies, process development, manufacturing, and clinical trials, of any additional product candidates we may identify for development;

•

our ability and the ability of our investigators to initiate, and the progress, results, size, timing and costs of, clinical trials of our product candidates, including ProTmune and FATE-NK100, that will be necessary to support any application for regulatory approval;

•

our ability to manufacture, or enter into arrangements with third parties for the manufacture of, our product candidates, including ProTmune and FATE-NK100, both for clinical development and commercialization, and the timing and costs associated with such manufacture;

•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•

the cost of manufacturing and commercialization activities and arrangements, including the manufacturing of our product candidates and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Juno, the University of Minnesota and Memorial Sloan Kettering Cancer Center, to advance the research, development and commercialization of therapeutic products.

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

If we cannot raise additional capital or obtain adequate funds, we may be required to curtail significantly our research and clinical programs or may not be able to continue our research or clinical development of our product candidates. Our failure to raise additional capital, or obtain adequate funds, will have a material adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

Our clinical development of ProTmune, and the initiation of clinical development of our other product candidates, could be substantially delayed if the FDA requires us to conduct unanticipated studies, including preclinical studies, or clinical trials or imposes other requirements or restrictions, including on the manufacture of our product candidates.

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to initiating and conducting our current or future clinical trials of ProTmune, FATE-NK100 or our other product candidates. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols or processes for conducting clinical trials of ProTmune, FATE-NK100 or our other product candidates, including the protocols and processes we use to manufacture our product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols or processes, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with ProTmune, FATE-NK100, or any of our other product candidates, we may:

•	be delayed in obtaining, or unable to obtain, regulatory approval for such product candidates;
•

be required to amend the protocols for our clinical trials, perform additional nonclinical studies or clinical trials to support approval or be subject to additional post-marketing testing requirements;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings or contraindications; or
•	in the event a product candidate is approved, have regulatory authorities withdraw their approval of the product or impose restrictions on its use.

If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.

All of our product candidates are currently in research or early clinical development, including ProTmune, FATE-NK100, and our iPSC-derived cell product candidates. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety and efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval.

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates, including ProTmune and FATE-NK100, for a variety of reasons, including:

•	determining that a product candidate is ineffective or causes harmful side effects during preclinical studies or clinical trials;
•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;
•

difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes acceptable to the FDA for conduct of clinical trials or for marketing approval;

•	the proprietary rights of third parties, which may preclude us from developing or commercializing a product candidate;
•	determining that a product candidate may be uneconomical to develop or commercialize, or may fail to achieve market acceptance or adequate reimbursement;
•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into or through clinical development, regulatory approval and commercialization; or
•	our prioritization of other product candidates for advancement.

Additionally, we will only obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing processes are sufficient to support approval. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing processes or facilities are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales, which will harm our business, prospects, financial condition and results of operations.

Manufacture of our product candidates, particularly our proposed iPSC-derived cell product candidates, is complex. Our plans for clinical development and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing protocols and processes or if we are required to change our manufacturing protocols and processes to comply with regulatory requirements.

The manufacture of ProTmune in close proximity to transplant centers within a short period of time before transplantation, and of FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. We will need to standardize the process for manufacturing ProTmune and FATE-NK100, and any product that is used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our processes for the manufacture of ProTmune, FATE-NK100, or our other product candidates.

While ProTmune is currently manufactured prior to transplantation at clinical cell processing facilities operated by or affiliated with our clinical sites, we may be required to identify alternative processes for the manufacture of ProTmune in compliance with applicable regulatory requirements, and in the future we may manufacture ProTmune at facilities operated by us, by transplant centers, or by third parties. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for such product candidates.

In addition, the manufacturing processes required for producing our proposed iPSC-derived cell product candidates may be complex, as these processes are novel and have not been validated for clinical and commercial production. Any product candidates that we develop using iPSCs will require processing steps that are more complex than those required for most small molecule drugs and other cellular immunotherapies.

Further, for certain of our product candidates, including our proposed iPSC-derived cell product candidates, we are still developing reproducible and commercial-scale manufacturing processes, and we will need to transfer these manufacturing processes to third parties, including larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, to support commercialization of any approved product candidates. We may run into technical or scientific issues related to manufacturing or development of any of our product candidates, including problems establishing manufacturing processes acceptable to the FDA, that we may be unable to resolve in a timely manner or with available funds. In addition, we may experience technical issues or delays in transferring our internal manufacturing processes to third parties for manufacture of our product candidates for conduct of clinical trials or for commercialization of our product candidates.

In addition, we will make changes as we work to optimize our manufacturing processes, and we cannot be sure that even minor changes in the processes will not result in changes to the efficacy and safety our product candidates. In some circumstances, changes in a manufacturing process may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates.

Problems with the manufacturing processes, even minor deviations from the normal processes, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

Any such events could delay or prevent our ability to obtain regulatory approval or commercialize ProTmune, FATE-NK100 or our other product candidates, which would adversely affect our business, financial condition and results of operations.

We study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients treated with ProTmune in our ongoing clinical trial, as well as patients who may undergo treatment with other product candidates that we may develop, such as FATE-NK100, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing ProTmune, FATE-NK100, or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune, FATE-NK100, or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

Because our product candidates are based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our product candidates.

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the research or preclinical stage, we have not yet been able to assess safety in humans or the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, particularly any iPSC-derived cell product candidates we develop, as required by the FDA and other regulatory authorities for product approval.

The preclinical and clinical development, manufacture, and regulatory requirements for approval of novel product candidates such as ours can be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to a lack of prior experiences on the side of both developers and regulatory agencies. Additionally, due to the uncertainties associated with the preclinical and clinical development, manufacture, and regulatory requirements for approval of our product candidates, we may be required to modify or change our preclinical and clinical development plans or our manufacturing activities and plans, or be required to meet stricter regulatory requirements for approval. Any such modifications or changes could delay or prevent our ability to develop, manufacture, obtain regulatory approval or commercialize our product candidates, which would adversely affect our business, financial condition and results of operations.

Cellular immunotherapies, and stem cell therapies and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are currently no FDA approved products with a label designation that supports the use of a product to prevent acute graft-versus-host disease in patients undergoing allogeneic HSCT, which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval, and the time and cost required to obtain regulatory approval in the United States for ProTmune.

Regulatory requirements in the United States and in other countries governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. For example, within the FDA, the Center for Biologics Evaluation and Research, or CBER, recently announced that the Office of Cellular, Tissue and Gene Therapies would be restructured to create a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as ours. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by the FDA’s advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Results from earlier studies may not be predictive of the results of later studies or future clinical trials.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Results from preclinical testing, process development and manufacturing activities, and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future results, including clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, while subjects treated with one of our prior product candidates, which was undergoing development for use as an allogeneic umbilical cord blood graft in HSCT, experienced a reduction in the number of severe viral infection-related adverse events in an earlier clinical trial, these results should not be relied upon as predictive of any clinical study results with ProTmune. Although ProTmune is of similar composition, ProTmune is a different product candidate resulting from a different manufacturing process. For example, our prior product candidate consisted of umbilical cord blood programmed ex vivo with FT1050, while ProTmune consists of mobilized peripheral blood programmed ex vivo with FT1050 and a second small molecule, FT4145. Further, the earlier clinical trial was based on a different study design and assessed different endpoints than our current clinical trial of ProTmune.

The results of our current and future clinical trials may differ from results achieved in earlier preclinical and clinical studies for a variety of reasons, including:

•	we may not demonstrate the potency and efficacy benefits observed in previous studies;
•

our efforts to improve, standardize and automate the manufacture of our product candidates, including ProTmune and FATE-NK100, and any resulting deviations in the manufacture of our product candidates, may adversely affect the safety, purity, potency or efficacy of such product candidates;

•	differences in study design, including differences in conditioning regimens, eligibility criteria, and patient populations;
•	advancements in the standard of care may affect our ability to demonstrate efficacy or achieve study endpoints in our current or future clinical trials; and
•	safety issues or adverse events in patients that enroll in our current or future clinical trials.

Even if our current and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing processes or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to meet the requirements to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

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

ProTmune is currently manufactured for our Phase 1/2 PROTECT clinical trial at clinical cell processing facilities operated by or affiliated with our clinical sites in close proximity to the treatment site on the same day as product administration. We will be required by the FDA to standardize the manufacture of ProTmune, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of ProTmune for commercialization may require each of the clinical cell processing facilities at which ProTmune is manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a biologics license application, or BLA, or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with the FDA’s requirements and to properly execute the protocol for the manufacture of ProTmune. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture ProTmune in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of ProTmune, which may require us to spend significant additional time and resources, and would impair our ability to manufacture, complete the clinical development of, and to commercialize, ProTmune. To comply with applicable regulatory requirements and our protocols for the manufacture of ProTmune, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory requirements or with our protocols for the manufacture of ProTmune, it will be restricted or prohibited from manufacturing ProTmune and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune may adversely affect the safety and efficacy profile of ProTmune or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune in both the clinical and the commercial setting, which would have an adverse effect on our business.

We depend on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components.

We currently rely, and expect to continue to rely, on third-party suppliers for components necessary for the manufacture of our product candidates, including ProTmune and FATE-NK100. We have not entered into, and may not be able to enter into, agreements for the supply of certain components. Even if we are able to enter into such agreements, we may be limited to a sole third-party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. Additionally, to date, we and our clinical cell processing facilities have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of ProTmune from third parties. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and we do not have any current contractual relationships for the supply of these materials. Accordingly, we may incur delays or increased costs due to any interruption in supply, and we cannot guarantee that we will have an adequate supply of components, equipment, materials and disposables to complete our planned clinical development and commercialization of our product candidates.

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing processes or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete, our clinical development and commercialization of our product candidates, including ProTmune. Additionally, any such change or modification may adversely affect the safety, efficacy or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

We face a variety of challenges and uncertainties associated with our dependence on human mobilized peripheral blood, or mPB, for the manufacture of ProTmune.

ProTmune is manufactured using mPB, which is currently procured directly by the clinical cell processing facilities from the National Marrow Donor Program (NMDP) for our ongoing Phase 1/2 PROTECT clinical study. The availability of mPB for the manufacture of ProTmune depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

In the United States, the banking and use of mPB does not require a BLA, and mPB is not an FDA licensed product. However, the FDA does require that units of mobilized peripheral blood adhere to and meet the standards set forth by the Foundation for Accreditation for Cell Therapy (FACT), the NMDP, and the American Association of Blood Banks (AABB), as applicable. In our current Phase 1/2 PROTECT clinical trial of ProTmune, ProTmune is manufactured using unlicensed mPB units. It may be possible that in the future, regulatory policy could change, and the FDA may later require that mPB units be licensed, and that ProTmune be manufactured using only licensed mPB units. Any inability to procure sufficient supplies of mPB will adversely affect our ability to develop and commercialize ProTmune.

We currently rely on third parties to conduct certain research and development activities and clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to timely develop, manufacture, obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely upon third parties, including medical institutions, clinical investigators, cell processing laboratories, and clinical research organizations, or CROs, for the conduct of certain research and preclinical development activities, process development and manufacturing activities, and for the conduct, management, and supervision of clinical trials of our product candidates. We do not have direct control over the activities of these third parties, and may have limited influence over their actual performance. Our reliance on these third parties and CROs does not relieve us of our responsibilities to ensure that our clinical studies are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

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

If these third parties and CROs do not successfully carry out their contractual duties or obligations, meet expected deadlines or successfully complete activities as planned, or if the quality or accuracy of the research, preclinical development, process development, manufacturing, or clinical data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our research, preclinical development, process development and manufacturing activities, and clinical trials, and the development of our product candidates, may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Further, if our agreements with third parties or CROs are terminated for any reason, the development of our product candidates may be delayed or impaired, and we may be unable to advance our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Our collaborators and strategic partners may control aspects of our clinical trials, which could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

For some programs, we will depend on third party collaborators and strategic partners to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products, or otherwise impair their development, our business could be negatively affected.

We expect to rely on third parties to conduct some or all aspects of manufacturing of our product candidates for use in clinical trials and for commercial sale, if approved, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of manufacturing for each of our product candidates, and currently rely, and expect to continue to rely, on third parties, including cell processing facilities associated with clinical trial sites, to manufacture our product candidates for use in conducting clinical trials of our product candidates and for commercial sale upon approval of any of our product candidates. In some cases these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings.

In addition, we do not own any facility that may be used as a clinical-scale manufacturing and processing facility. The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. Because we will not control all aspects of the manufacturing process for each of our product candidates, we will be dependent on third parties, including cell processing facilities at sites conducting clinical trials of our product candidates, for manufacture of our product candidates in compliance with regulatory requirements, known as cGMP requirements. If such third parties cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If third parties fail to meet the regulatory requirements of the FDA and other foreign regulatory agencies in manufacturing our product candidates, such failure could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs, and prevent us from commercializing our products successfully.

If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborator’s or partner’s support for our product candidates.

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, other companies could develop products based on our discoveries, which may reduce demand for our products and harm our business.

Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection for our product candidates, the processes used to manufacture them and the methods for using them, and also for our cell programming technology in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates or otherwise exploiting our cell programming approach. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. We own and have exclusive licenses to patent portfolios for our product candidates and cell programming technology, although we cannot be certain that our existing patents and patent applications provide adequate protection or that any additional patents will issue to us with claims that provide adequate protection of our other product candidates. Further, we cannot predict the breadth of claims that may be enforced in our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. If we are unable to secure and maintain protection for our product candidates and cell programming technology, or if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition, reexamination, review, reissue, post grant review or invalidity proceedings before U.S. or non-U.S. patent offices. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from other products.

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

Certain rights to our key technologies and product candidates, including intellectual property relating to ProTmune, FATE-NK100, and our induced pluripotent stem cell technology are licensed from third parties. As a licensee of third party intellectual property, we rely on our licensors to file and prosecute patent applications and maintain patents, and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our licensed patents, patent applications and other intellectual property rights, and we cannot be certain that such activities will result in valid and enforceable patents and other intellectual property rights. Additionally, our licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and we cannot be certain that our licensors will allocate sufficient resources or prioritize enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

If we fail to comply with our obligations under our license agreements, we could lose rights to our product candidates or key technologies.

We have obtained rights to develop, market and sell some of our product candidates, including ProTmune and FATE-NK100, through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under our license agreements, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

We may incur substantial costs as a result of litigation or other proceedings relating to the enforcement of patent and other intellectual property rights.

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

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing, or increase the costs of commercializing, our product candidates.

Our success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

We cannot guarantee that the manufacture, use or marketing of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, or any other product candidates that we develop, or the use of our cell programming technology, will not infringe third-party patents. There may be third-party patents or patent applications with claims to materials, cell compositions, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspect of the manufacturing process of any of our product candidates, any compositions formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all.

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

Risks Related to the Commercialization of Our Product Candidates

We have limited marketing experience and do not have a sales force or distribution capabilities, and if our products are approved we may be unable to commercialize them successfully.

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

Due to the novel nature of our product candidates, and the targeted indication of HSCT procedures in general and our cellular immunotherapy product candidates in particular, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular immunotherapy product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures, including in the area of orphan drug products. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new products could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as HSCT. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payers. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payer will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success, and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

We focus our research and development on product candidates for orphan diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we will be required to capture a significant market share to achieve and maintain profitability.

Risks Related to Our Business and Industry

The success of our product candidates, including ProTmune, is substantially dependent on developments within the field of HSCT and cellular immunotherapy, some of which are beyond our control.

Our product candidates, including ProTmune, are designed and are being developed as therapeutic entities for use as cellular immunotherapies. Any adverse developments in the field of cellular immunotherapy generally, and in the practice of HSCT in particular, will negatively affect our ability to develop and commercialize our product candidates. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the need for patients to undergo HSCT procedures is obviated due to the development and commercialization of therapeutics targeting the underlying cause of diseases addressed by HSCT, our business prospects will be significantly harmed.

We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations and facilities. In particular, there are several companies and institutions developing products that may obviate the need for HSCT, may be competitive to product candidates in our research and development pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success.

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

In July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank pursuant to which we have been extended term loans in the aggregate principal amount of $20.0 million. Borrowings under this loan and security agreement are secured by substantially all of our assets, excluding certain intellectual property rights. The loan and security agreement restricts our ability, among other things, to:

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

In addition, we are required under our loan agreement to maintain our deposit and securities accounts with Silicon Valley Bank and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc., or Juno, for the identification and application of small molecule modulators for programming the therapeutic properties of genetically engineered chimeric antigen receptor (CAR) and T-cell receptor (TCR) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any therapies using our modulators be developed and commercialized. Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors. For example, we may be unable to identify small molecule modulators that are effective in modulating genetically engineered T-cell therapies, or Juno may elect not to develop any genetically engineered T-cell therapies incorporating any modulators that are identified through the collaboration. Additionally, beginning on the second anniversary of the agreement in May 2017, Juno may terminate the agreement upon six (6) months’ written notice to us. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

In addition, during the term of our research activities under the agreement, we have agreed to collaborate exclusively with Juno on the research and development of small molecule modulators with respect to T cells (other than T cells derived from iPSCs) that have been genetically engineered to express chimeric antigen receptors or T-cell receptors against certain targets designated by Juno. Furthermore, during the term of the agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities using small molecule modulators to program T-cell therapies that have been genetically engineered to express chimeric antigen receptors or T-cell receptors directed against certain targets selected by Juno, unless such T cells are derived from iPSCs. These restrictions may prevent us from exploiting our small molecule modulators or impair our ability to pursue research, development and commercialization opportunities that we would otherwise deem to be beneficial to our business.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

From time to time, we have considered, and we will consider in the future, strategic business initiatives intended to further the expansion and development of our business. These initiatives may include acquiring businesses, technologies or products or entering into business combinations with other companies. If we pursue such a strategy, we could, among other things:

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

The use of our product candidates in clinical trials, and the sale of any products for which we obtain marketing approval, exposes us to the risk of product liability claims. Product liability claims might be brought against us by participants in clinical trials, hospitals, medical centers, healthcare providers, pharmaceutical companies, and consumers, or by others selling, manufacturing or otherwise coming into contact with our product candidates. We carry product liability insurance and we believe our product liability insurance coverage is sufficient in light of our current clinical programs. In addition, if and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain insurance coverage for any approved products on commercially reasonable terms or in sufficient amounts to protect us against losses due to liability.

On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. In addition, under some of our agreements with clinical trial sites, we are required to indemnify the sites and their personnel against product liability and other claims. A successful product liability claim, or a series of claims, brought against us or any third parties whom we are required to indemnify could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Our research and development and manufacturing processes involve the controlled use of hazardous materials including chemicals, biological materials and infectious disease agents. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA or foreign regulators, to provide accurate information to the FDA or foreign regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Employee and independent contractor misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. If any actions alleging such conduct are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business, including the imposition of significant fines or other sanctions.

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2016, we had an accumulated deficit of $175.8 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

Because of the numerous risks and uncertainties associated with pharmaceutical, biological, and cell therapy product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials, preclinical studies, process development, manufacturing activities, or the research and development of any of our product candidates. The amount of our future net losses will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Our stock price is subject to fluctuation based on a variety of factors.

The market price of shares of our common stock could be subject to wide fluctuations as a result of many risks listed in this section, and other risks beyond our control, including:

•	the timing of the initiation of, and progress in, our current and planned clinical trials;
•	the results of our clinical trials and preclinical studies, and the results of clinical trials and preclinical studies by others for product candidates or indications similar to ours;
•

developments related to the FDA or to regulations applicable to cellular immunotherapies generally or our product candidates in particular including, but not limited to, regulatory pathways and clinical trial requirements for approvals;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments related to proprietary rights including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key management or scientific personnel;
•	actual or anticipated changes in our research and development activities and our business prospects, including in relation to our competitors;
•	developments of technological innovations or new therapeutic products by us or others in the field of immunotherapy;
•	announcements or expectations of additional equity or debt financing efforts;
•	sales of our common stock by us, including pursuant to the terms of our stock purchase agreement with Juno Therapeutics, Inc., or by our insiders or our other stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	comments by securities analysts;
•	fluctuations in our operating results; and
•	general economic and market conditions.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and The NASDAQ Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and this could divert the time and attention of our management.

Our principal stockholders exercise significant control over our company.

As of March 13, 2017, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 73.72% of our outstanding voting stock (9.99% of which is held by Redmile (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements) and which includes 3,016,836 shares of common stock issuable upon conversion of 603,367 shares of Class A Convertible Preferred Stock pursuant to the beneficial ownership limitations set forth in the Certificate of Designations relating to the Class A Convertible Preferred Stock. Such percentage would increase to 78.86% if Redmile were able to remove the Redmile Percentage Limitation (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements) and convert all of its shares of Class A Convertible Preferred Stock (assuming compliance with NASDAQ rules)). Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017.  As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. In addition, we have an effective shelf registration statement on file with the SEC that provides for the sale of up to $65.5 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us, and beginning in May 2017, Juno is entitled to registration rights with respect to shares of our common stock held by it. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, in July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

We have broad discretion over the use of our cash and cash equivalents and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents and any additional funds that we may raise to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline or delay the development of our product candidates. We may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our company, and could make it more difficult for you to change management.

Provisions of Delaware law, our amended and restated certificate of incorporation, and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

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

Our ability to use our net operating loss carryforwards and certain other tax benefits may be limited and, as a result, our future tax liability may increase.

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards and other pre-change tax benefits (such as research tax credits) attributable to the period prior to such change. We triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that there were no ownership changes from May 2015 through December 2016.  In the future, we may experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Facilities

As of December 31, 2016, we occupied approximately 29,300 square feet of office and laboratory space in San Diego, California under a lease and sublease. In June 2016, we amended the operating lease on our primary space, extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space. We began physically occupying the additional space during January and February 2017. The sublease expires in September 2017.

All leased properties are in the same building. We believe that our facilities are adequate for our current needs.

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

	High	Low
Year ended December 31, 2016
Fourth quarter	$3.35	$1.80
Third quarter	3.82	1.55
Second quarter	2.37	1.47
First quarter	3.54	1.46
Year ended December 31, 2015
Fourth quarter	$6.71	$3.12
Third quarter	8.37	4.61
Second quarter	8.78	4.46
First quarter	5.50	4.54

Holders of Common Stock

As of March 13, 2017, there were approximately 55 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index commencing on October 1, 2013 (the date our common stock began trading on the NASDAQ Global Market) and continuing through December 31, 2016. The past performance of our common stock is no indication of future performance.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2016.

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended and as of December 31,
	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data (in thousands, except share and per share data):
Revenue:
Collaboration revenue	$4,402	$2,431	$—	$626	$1,268
Grant revenue	—	—	—	345	1,402
Total revenue	4,402	2,431	—	971	2,670
Operating expenses:
Research and development	26,452	19,861	16,435	12,007	11,999
General and administrative	9,913	10,352	8,469	6,639	4,228
Total operating expenses	36,365	30,213	24,904	18,646	16,227
Loss from operations	(31,963)	(27,782)	(24,904)	(17,675)	(13,557)
Total other expense, net	(1,499)	(2,210)	(979)	(3,219)	(682)
Net loss	(33,462)	(29,992)	(25,883)	(20,894)	(14,239)
Other comprehensive loss	(1)	—	—	—	—
Comprehensive loss	$(33,463)	$(29,992)	$(25,883)	$(20,894)	$(14,239)
Net loss per common share, basic and diluted	$(1.05)	$(1.18)	$(1.27)	$(3.54)	$(13.06)
Weighted-average common shares used to compute basic and diluted net loss per share	31,754,140	25,484,262	20,451,840	5,896,171	1,090,317
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$88,609	$64,809	$49,101	$54,036	$9,087
Working capital	78,136	52,211	45,291	50,051	4,943
Total assets	95,048	67,958	51,183	55,583	11,076
Warrant liability	—	—	—	—	184
Long-term debt, current portion	8,187	7,550	1,535	1,732	1,941
Long-term debt, net of current portion	2,501	10,688	18,073	—	1,732
Deferred revenue, non-current portion	2,829	4,934	—	—	—
Exchangeable share liability	—	—	—	—	551
Convertible preferred stock	36,289	—	—	—	56,526
Accumulated deficit	(175,846)	(142,384)	(112,392)	(86,509)	(65,615)
Total stockholders’ equity (deficit)	$73,154	$38,038	$28,340	$50,848	$(52,825)

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our cell therapy product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs), generate a master iPSC line having preferred biological properties and direct the fate of the iPSC line to create a clonal population of our cell therapy product candidate. We believe the use of master pluripotent cell lines may enable the creation of cell therapy product candidates that are well-defined and uniform in composition; that can be reproducibly manufactured at significant scale; and that can be effectively used to treat a large number of patients in an off-the-shelf manner. Utilizing these therapeutic approaches, we program cells of the immune system, including Natural Killer (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

We have entered into a research collaboration and license agreement with the Regents of the University of Minnesota to develop an off-the-shelf, targeted NK cell cancer immunotherapy derived from an engineered iPSC line. Additionally, we have entered into a research collaboration and license agreement with Memorial Sloan Kettering Cancer Center to develop off-the-shelf T-cell immunotherapies derived from engineered iPSC lines.

We have also entered into a research collaboration and license agreement with Juno Therapeutics, Inc. to identify and apply small molecule modulators to enhance the therapeutic function of genetically-engineered CAR (chimeric antigen receptor) T-cell and TCR (T-cell receptor) immunotherapies.

We were incorporated in Delaware in 2007, and are headquartered in San Diego, CA. Since our inception in 2007, we have devoted substantially all of our resources to our cell programming approach and the research and development of our product candidates, the creation, licensing and protection of related intellectual property, and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our Phase 1/2 clinical trial of ProTmune, and initiate and conduct any additional clinical trials of ProTmune;
•

support our first-in-human clinical trial of FATE-NK100 under an investigator-initiated clinical trial agreement with the University of Minnesota, and initiate and conduct additional clinical trials of FATE-NK100 including under our own Investigational New Drug application;

•

conduct preclinical research, process development and development activities to support the clinical translation of our first-in-class product candidates derived from induced pluripotent stem cell lines;

•	continue our research and development activities, including under our research collaboration agreements;
•	continue process development for, and manufacture of, preclinical study and clinical trial materials, including our product candidates;
•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	hire additional clinical, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owned 100% of the voting shares of Fate Therapeutics (Canada) Inc., or Fate Canada, which was dissolved in November 2016 and directed all of its operational activities, which were insignificant. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics Ltd., or Fate Ltd., incorporated in the United Kingdom, whose operations have not been material to date. Fate Therapeutics, Inc. owns the majority of the voting shares of Tfinity Therapeutics, Inc., or Tfinity, and controls Tfinity for consolidation purposes. To date, Tfinity has not had any material operations. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, Fate Ltd., and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the “Agreement”) with Juno Therapeutics, Inc. (“Juno”) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. In connection with the Agreement, we received an upfront, non-refundable payment of $5.0 million and $8.0 million for the purchase of 1,000,000 shares of our common stock at $8.00 per share. Based on the upfront payment and the premium paid on the share purchase, we recorded $8.4 million of deferred revenue to be recognized ratably as revenue over the initial four-year research term. Additionally, we have received and are entitled to receive a minimum of $2.0 million in research funding annually during the initial four-year term. We account for the research funding as revenue using the gross method and record such amounts received from Juno as revenue when earned.

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

In connection with the Agreement, we have recognized $4.4 million and $2.4 million, respectively, during the years ended December 31, 2016 and 2015, as collaboration revenue in the consolidated statements of operations. As of December 31, 2016, aggregate deferred revenue related to the Agreement was $4.9 million.

Prior to 2014, we recognized revenue from specific collaborations and government grants. We do not anticipate generating any significant revenues from these agreements in the future.

Research and Development Expenses

Research and development expenses consist of costs associated with the research and development of our product candidates and cell programming technology, and the performance of research activities under our collaboration agreements. These costs are expensed as incurred and include:

•	salaries and employee-related costs, including stock-based compensation;
•

costs associated with conducting our preclinical, process development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants and service providers;

•	costs incurred under clinical trial agreements with investigative sites;
•	costs incurred under our collaboration agreements;
•	costs for laboratory supplies;

•	costs to acquire, develop and manufacture preclinical study and clinical trial materials, including our product candidates; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cell programming technology, and as we perform research activities under our sponsored research and collaboration agreements with the University of Minnesota, Memorial Sloan Kettering and Juno. Our current planned research and development activities over the next twelve months consist primarily of the following:

•	initiating and conducting our clinical trials of ProTmune to examine its safety and efficacy in adult patients with hematologic malignancies undergoing allogeneic HCT;
•

supporting the first-in-human clinical trial of FATE-NK100 under an investigator-initiated clinical trial agreement with the University of Minnesota, and initiating and conducting our clinical trials of FATE-NK100, to examine its safety and efficacy in cancer;

•

conducting preclinical and clinical translation activities to investigate the therapeutic potential of our immuno-oncology programs, including our off-the-shelf NK- and T-cell cancer immunotherapies derived from engineered induced pluripotent stem cell lines;

•

conducting preclinical activities to investigate the therapeutic potential of our immuno-regulatory programs, including a hematopoietic cell therapy for regulating auto-reactive T cells of patients with autoimmune disorders; and

•	performing research, preclinical development, process development and clinical translation activities under our agreements with the University of Minnesota, Memorial Sloan Kettering and Juno.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates, including ProTmune and FATE-NK100. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), interest expense on amounts outstanding under our credit facilities and debt extinguishments.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies reflect the more significant procedures, estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition

Our revenues have principally consisted of license fees, research and development funding, and milestone payments under collaboration agreements, including our May 2015 license and collaboration agreement with Juno, as well as funding received under government grants. Our license and collaboration agreement with Juno contains multiple elements, all of which are accounted for as collaboration revenue. We recognize revenues when all four of the following criteria are met: (i) persuasive evidence that an agreement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

Collaboration Revenues

In October 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which amended the guidance on accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. In January 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to agreements under which we have continuing performance obligations. As required under the new literature, we evaluate all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of accrued research and development expenses include amounts owed to clinical research organizations, to investigative sites in connection with clinical trials, to sponsored research organizations, to service providers in connection with preclinical development activities and to service providers related to product manufacturing, development and distribution of clinical supplies.

We base our accrued expenses related to clinical trials on our estimates of the services performed and efforts expended pursuant to our contractual arrangements, including those with clinical research organizations. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

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

We generally estimate the fair value of our stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield. Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. Treasury securities. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Total stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014, was $3.2 million, $2.4 million, and $2.4 million, respectively. Expense related to unvested employee stock option grants not yet recognized (excluding those with performance-based conditions which are unachieved or determined not to be probable of achievement) as of December 31, 2016 was approximately $4.9 million and the weighted-average period over which these grants are expected to vest is 2.6 years. As of December 31, 2016, the unrecognized compensation cost related to outstanding restricted stock units was $1.8 million, which is expected to be recognized as expense over approximately 2.8 years.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Increase/
	2016	2015	(Decrease)
	(in thousands)
Collaboration revenue	$4,402	$2,431	$1,971
Research and development expenses	26,452	19,861	6,591
General and administrative expenses	9,913	10,352	(439)
Total other expense, net	1,499	2,210	(711)

Revenue.  During the years ended December 31, 2016 and 2015, we recognized revenue of $4.4 million and $2.4 million, respectively, under the Agreement with Juno, which we entered into in May 2015. The increase was driven by an increase in our research activities.

Research and development expenses.  Research and development expenses were $26.5 million for the year ended December 31, 2016, compared to $19.9 million for the year ended December 31, 2015. The increase in research and development expenses primarily includes the following changes:

•

$2.7 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreement with the University of Minnesota;

•

$2.1 million increase in employee compensation and benefits expense, including employee-stock based compensation expense, primarily relating to an increase in employee headcount to support the conduct of our research activities; and

•	$1.2 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $9.9 million for the year ended December 31, 2016, compared to $10.4 million for the year ended December 31, 2015. The decrease in general and administrative expenses primarily includes the following changes:

•	$0.3 million decrease in intellectual property-related expenses;
•	$0.3 million decrease in third-party service fees, including accounting and legal professional services fees to support our operations as a public company; partially offset by a
•	$0.3 million increase in employee compensation and benefits expense, including stock-based compensation expense.

Other expense, net.  Other expense, net, was $1.5 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. Other expense, net for each period consisted primarily of interest expense related to our term loans with Silicon Valley Bank.

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Increase
	(in thousands)
Collaboration revenue	$2,431	$—	$2,431
Research and development expenses	19,861	16,435	3,426
General and administrative expenses	10,352	8,469	1,883
Total other expense, net	2,210	979	1,231

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

Research and development expenses.  Research and development expenses were $19.9 million for the year ended December 31, 2015, compared to $16.4 million for the year ended December 31, 2014. The increase in research and development expenses primarily includes the following changes:

•

$1.3 million increase in employee compensation and benefits expense, including employee-stock based compensation expense, primarily relating to an increase in employee headcount to support the conduct of our research activities;

•

$0.9 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities; and

•	$0.9 million increase in expenditures for laboratory equipment and supplies relating to the conduct of our clinical trials and our research activities.

General and administrative expenses.  General and administrative expenses were $10.4 million for the year ended December 31, 2015, compared to $8.5 million for the year ended December 31, 2014. The increase in general and administrative expenses primarily includes the following changes:

•	$0.6 million increase in employee compensation and benefits expense, including stock-based compensation expense;
•	$0.5 million increase in intellectual property-related expenses;
•	$0.3 million increase in facility and infrastructure related expenses; and
•	$0.2 million increase in third-party service fees, including accounting and legal professional services fees, to support our operations as a public company.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2016, we had an accumulated deficit of $175.8 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(29,823)	$(18,397)	$(22,419)
Net cash used in investing activities	(4,114)	(1,498)	(882)
Net cash provided by financing activities	57,737	35,603	18,366
Net increase (decrease) in cash and cash equivalents	$23,800	$15,708	$(4,935)

Operating Activities

Cash used in operating activities increased from $18.4 million for the year ended December 31, 2015 to $29.8 million for the year ended December 31, 2016. The primary driver of this change in cash used in operating activities was a change of $9.7 million in deferred revenue resulting from the Agreement with Juno in May 2015 and our increase in net loss from 2015 to 2016.

Cash used in operating activities decreased from $22.4 million for the year ended December 31, 2014 to $18.4 million for the year ended December 31, 2015. The primary driver of this change in cash used in operating activities was $7.3 million in deferred revenue resulting from the Agreement with Juno in May 2015, offset by our increase in net loss from 2014 to 2015.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period.  As of December 31, 2016, we have received a total of $3.3 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of December 31, 2016, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of December 31, 2016, no royalties have been received by us.

Investing Activities

During the years ended December 31, 2016, 2015, and 2014, investing activities used cash of $4.1 million, $1.5 million, and $0.9 million, respectively. During the year ended December 31, 2016 we purchased $19.7 million in U.S. Treasuries as short-term investments, offset by $16.0 million in maturities of these short-term investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $57.7 million for the year ended December 31, 2016. Financing activities primarily consisted of $36.4 million of net proceeds from our November 2016 private placement issuance of Class A convertible preferred stock, $18.6 million of net proceeds from our November 2016 private placement issuance of common stock and $10.2 million of net proceeds from our August 2016 private placement issuance of common stock, offset by $7.7 million of principal payments on our long-term debt.

Financing activities provided cash of $35.6 million for the year ended December 31, 2015, which primarily consisted of $32.1 million of net proceeds from our May 2015 follow-on public offering of our common stock and $4.6 million from our May 2015 collaboration agreement with Juno, which amount represents the fair value of the equity component from Juno’s common stock purchase under the agreement, offset by $1.5 million of principal payments on our long-term debt.

Financing activities provided cash of $18.4 million for the year ended December 31, 2014, primarily from $20.0 million of proceeds from long-term borrowings, offset by $1.8 million of principal payments on our long-term debt.

From our inception through December 31, 2016 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2016, we had aggregate cash and cash equivalents and short-term investments of $92.1 million.

Private Placements of Common and Convertible Preferred Stock

In August 2016, we completed a private placement of common stock in which investors purchased 5,250,000 shares of our common stock at a price of $1.96 per share. Gross proceeds from the private placement were $10.3 million, and after giving effect to costs related to the private placement, net proceeds were $10.2 million.

In November 2016, we completed a private placement of stock in which investors purchased shares of our Class A convertible preferred stock and common stock. We issued 2,819,549 shares of non-voting Class A Preferred Stock at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions. We also issued 7,236,837 shares of common stock at $2.66 per share. Gross proceeds from the private placement were $56.7 million. After giving effect to costs related to the private placement, net proceeds were $55.0 million.

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the year ended December 31, 2016, the Company made principal payments totaling $3.9 million and $3.8 million, respectively, on the Term A Loan and Term B Loan. During the year ended December 31, 2015, the Company made principal payments totaling $1.5 million on the Term A Loan.

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

We are required under the Loan Agreement to maintain our deposit and securities accounts with the Bank and to comply with various default clauses and operating covenants that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 15, 2017, after taking into account the May 2015 public offering of common stock, we are eligible to issue an aggregate of $65.5 million in securities under the shelf registration statement. Pursuant to Instruction I.B.6 to Form S-3, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months so long as our public float is less than $75 million, which will limit our ability to raise funds using our shelf registration statement.

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

We believe our existing cash and cash equivalents and short-term investments as of December 31, 2016 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Our forecast of the period of time through which our existing cash and cash equivalents and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, timing, progress, size, duration, costs and results of our preclinical studies and clinical trials for our product candidates;
•	the number and the nature of product candidates that we pursue;
•	the cost of process development and manufacturing of our product candidates, including the cost of supplies and materials to support these activities;
•	the time, cost and outcome of seeking and obtaining regulatory approvals;
•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;
•	the extent to which milestones are achieved under our collaboration agreement with Juno, and the time to achievement of such milestones;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the expansion of our research and development activities, including our need and ability to hire additional employees and procure additional equipment, materials and supplies;
•	the establishment and continuation of collaborations and strategic alliances;
•	the timing and terms of future in-licensing and out-licensing transactions; and
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval.

If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 that are expected to affect our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Long-term debt (including interest and fees)	$12,812	$8,757	$4,055	$—	$—
Operating lease obligations	14,165	1,237	4,394	4,763	3,771
Total	$26,977	$9,994	$8,449	$4,763	$3,771

We have no material contractual obligations not fully recorded on our Consolidated Balance Sheets or fully disclosed in the notes to the financial statements.

We have obligations under various license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing for product approval with the FDA or other regulatory agencies, product approval by the FDA or other regulatory agencies, product launch or product sales) or on the sublicense of our rights to another party. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these events is not fixed and determinable. Certain milestones are in advance of receipt of revenue from the sale of products and, therefore, we may require additional debt or equity capital to make such payments. These commitments include:

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

•

Under an exclusive license agreement with the Regents of the University of Minnesota, pursuant to which we license certain patents relating to compositions and uses of NK cells and to compositions of engineered receptors and immune cells expressing such receptors, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $4.6 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

•

Under an exclusive license agreement with Memorial Sloan Kettering Cancer Center, pursuant to which we license certain patents relating to compositions and uses of T cells derived from induced pluripotent stem cells, including engineered induced pluripotent stem cells, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $3.8 million in the United States, plus an additional $1.0 million in the event of approval in each of certain other foreign territories. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc.

We have audited the consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fate Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 16, 2017

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$88,609	$64,809
Short-term investments	3,503	—
Prepaid expenses and other current assets	1,211	843
Total current assets	93,323	65,652
Property and equipment, net	1,579	2,160
Restricted cash	122	122
Other assets	24	24
Total assets	$95,048	$67,958
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$934	$996
Accrued expenses	3,957	2,439
Current portion of deferred rent	4	54
Current portion of deferred revenue	2,105	2,401
Repurchase liability for unvested equity awards	—	1
Long–term debt, current portion	8,187	7,550
Total current liabilities	15,187	13,441
Deferred rent	101	58
Deferred revenue	2,829	4,934
Accrued expenses	1,276	799
Long–term debt, net of current portion	2,501	10,688
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2016 and December 31, 2015; 2,819,549 Class A convertible preferred shares issued and outstanding at December 31, 2016; no shares issued or outstanding at December 31, 2015	3	—
Common stock, $0.001 par value; authorized shares—150,000,000 at December 31, 2016 and December 31, 2015; issued and outstanding—41,386,506 at December 31, 2016 and 28,716,570 at December 31, 2015	41	29
Additional paid–in capital	248,957	180,393
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(175,846)	(142,384)
Total stockholders’ equity	73,154	38,038
Total liabilities and stockholders’ equity	$95,048	$67,958

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2016	2015	2014
Collaboration revenue	$4,402	$2,431	$—
Operating expenses:
Research and development	26,452	19,861	16,435
General and administrative	9,913	10,352	8,469
Total operating expenses	36,365	30,213	24,904
Loss from operations	(31,963)	(27,782)	(24,904)
Other income (expense):
Interest income	138	10	2
Interest expense	(1,637)	(2,220)	(549)
Loss on extinguishment of debt	—	—	(432)
Total other expense, net	(1,499)	(2,210)	(979)
Net loss	$(33,462)	$(29,992)	$(25,883)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(1)	—	—
Comprehensive loss	$(33,463)	$(29,992)	$(25,883)
Net loss per common share, basic and diluted	$(1.05)	$(1.18)	$(1.27)
Weighted–average common shares used to compute basic and diluted net loss per share	31,754,140	25,484,262	20,451,840

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013	—	$—	20,434,080	$20	$137,337	$—	$(86,509)	$50,848
Exercise of stock options, net of issuance costs	—	—	96,856	1	141	—	—	142
Repurchase liability for unvested equity awards	—	—	—	—	49	—	—	49
Stock–based compensation	—	—	—	—	2,434	—	—	2,434
Issuance of warrants for common stock	—	—	—	—	375	—	—	375
Issuance of stock on achievement of milestone	—	—	38,463	—	375	—	—	375
Net loss	—	—	—	—	—	—	(25,883)	(25,883)
Balance at December 31, 2014	—	$—	20,569,399	$21	$140,711	$—	$(112,392)	$28,340
Exercise of stock options, net of issuance costs	—	—	227,215	—	420	—	—	420
Repurchase liability for unvested equity awards	—	—	—	—	44	—	—	44
Stock–based compensation	—	—	—	—	2,400	—	—	2,400
Senior executive incentive bonuses paid in common stock	—	—	19,956	—	97	—	—	97
Public offering of common stock, net of offering costs	—	—	6,900,000	7	32,142	—	—	32,149
Issuance of common stock to collaboration partner	—	—	1,000,000	1	4,579	—	—	4,580
Net loss	—	—	—	—	—	—	(29,992)	(29,992)
Balance at December 31, 2015	—	$—	28,716,570	$29	$180,393	$—	$(142,384)	$38,038
Exercise of stock options, net of issuance costs	—	—	136,368	—	187	—	—	187
Repurchase liability for unvested equity awards	—	—	—	—	1	—	—	1
Stock–based compensation	—	—	—	—	3,184	—	—	3,184
Private placement issuances of common stock, net of offering costs	—	—	12,486,837	12	28,785	—	—	28,797
Private placement issuance of Series A convertible preferred stock, net of offering costs	2,819,549	3	—	—	36,286	—	—	36,289
Senior executive incentive bonuses paid in common stock	—	—	46,731	—	121	—	—	121
Unrealized loss on short-term investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(33,462)	(33,462)
Balance at December 31, 2016	2,819,549	$3	41,386,506	$41	$248,957	$(1)	$(175,846)	$73,154

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(33,462)	$(29,992)	$(25,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	881	687	496
Stock–based compensation	3,184	2,400	2,434
Amortization of debt discounts and debt issuance costs	139	176	24
Amortization of premiums and discounts on investments, net	171	—	—
Noncash interest expense	492	651	167
Deferred rent	(7)	(24)	(52)
Deferred revenue	(2,401)	7,335	—
Stock–based milestone charges and change in fair value of exchangeable shares	—	—	375
Loss on extinguishment of debt	—	—	3
Changes in assets and liabilities:
Prepaid expenses and other assets	(381)	(107)	(146)
Accounts payable and accrued expenses	1,561	477	163
Net cash used in operating activities	(29,823)	(18,397)	(22,419)
Cash flows from investing activities
Proceeds from sale of property and equipment	18	—	—
Purchase of property and equipment	(457)	(1,498)	(882)
Purchases of short-term investments	(19,675)	—	—
Maturities of short-term investments	16,000	—	—
Net cash used in investing activities	(4,114)	(1,498)	(882)
Cash flows from financing activities
Issuance of common stock from equity incentive plans, net of repurchases and issuance costs	186	420	142
Proceeds from public offering of common stock, net of issuance costs	—	32,149	—
Proceeds from private placement issuances of common stock, net of issuance costs	28,849	—	—
Proceeds from private placement issuance of preferred stock, net of issuance costs	36,391	—	—
Proceeds from sale of common stock to collaboration partner	—	4,580	—
Proceeds from long–term debt	—	—	20,000
Payments on long–term debt	(7,689)	(1,546)	(1,750)
Payments for the issuance of debt	—	—	(26)
Net cash provided by financing activities	57,737	35,603	18,366
Net change in cash and cash equivalents	23,800	15,708	(4,935)
Cash and cash equivalents at beginning of the period	64,809	49,101	54,036
Cash and cash equivalents at end of the period	$88,609	$64,809	$49,101
Supplemental disclosure of cash flow information
Interest paid	$1,067	$1,353	$494
Supplemental schedule of noncash investing and financing activities
Issuance of warrants for common stock in connection with long–term debt	$—	$—	$375

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s hematopoietic cell therapy pipeline is comprised of NK- and T-cell immuno-oncology programs, including off-the-shelf product candidates derived from engineered induced pluripotent cells, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation and to promote immune tolerance in patients with autoimmune disease. Its adoptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of December 31, 2016, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Private Placements of Common Stock and Convertible Preferred Stock

In August 2016, the Company completed a private placement of common stock in which investors purchased 5,250,000 shares of the Company’s common stock at a price of $1.96 per share. Gross proceeds from the private placement were $10.3 million. After giving effect to costs related to the private placement, net proceeds were $10.2 million. The Company also registered all of the shares issued in the private placement transaction for resale on a Form S-3 filed with the Securities and Exchange Commission (the “SEC”), as required under a registration rights agreement entered into by the Company with the purchasers of the common stock, and the registration statement was declared effective in September 2016.

In November 2016, the Company completed a private placement of common and preferred stock in which investors, including investors affiliated with the Company’s directors and officers, purchased convertible preferred stock and common stock of the Company. The Company issued 2,819,549 shares of non-voting Class A Preferred Stock at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions. The Company also issued 7,236,837 shares of common stock at $2.66 per share. Gross proceeds from the private placement were $56.7 million. After giving effect to costs related to the private placement, net proceeds were $55.0 million. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of the purchasers in the November 2016 placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in the placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017. See Note 6 to the Consolidated Financial Statements for additional information related to this offering.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics (Canada), Inc. or “Fate Canada”, incorporated in Canada and which was dissolved in November 2016, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Tfinity Therapeutics, Inc., incorporated in the United States. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016:
Cash equivalents	$88,609	$88,609	$—	$—
U.S. Treasury debt securities	3,503	3,503	—	—
Total assets	$92,112	$92,112	$—	$—

As of December 31, 2015:
Cash equivalents	$35,257	$35,257	$—	$—
Total assets	$35,257	$35,257	$—	$—

The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bid and/or offers.

None of the Company’s non-financial assets or liabilities is recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of December 31, 2016 and 2015, the Company had no material liabilities measured at fair value on a recurring basis.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist primarily of cash, cash equivalents, and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to five years) and generally consist of furniture and fixtures, computers, and scientific and office equipment. Repairs and maintenance costs are charged to expense as incurred.

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

Convertible Preferred Stock

The Company applies the relevant accounting standards to distinguish liabilities from equity when assessing the classification and measurement of preferred stock. Preferred shares subject to mandatory redemptions are considered liabilities and measured at fair value. Conditionally redeemable preferred shares are considered temporary equity. All other preferred shares are considered as stockholders’ equity.

The Company applies the relevant accounting standards for derivatives and hedging (in addition to distinguishing liabilities from equity) when accounting for hybrid contracts that contain conversion options. Conversion options must be bifurcated from the host instruments and accounted for as free standing financial instruments according to certain criteria. These criteria include circumstances when (i) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable accounting principles with changes in fair value reported in earnings as they occurred, and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently measured at fair value at each reporting date, with the changes in fair value reported in earnings.

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

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more- likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss included unrealized losses on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 3,284 shares, 44,381 shares, and 76,947 shares for the years ended December 31, 2016, 2015, and 2014, respectively. Diluted net loss per common share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2016	2015	2014
Warrants for common stock	134,113	134,113	134,113
Common stock options	3,910,350	2,587,474	2,425,969
Restricted stock units	525,250	525,250	—
Series A convertible preferred stock (if converted)	14,097,745	—	—
	18,667,458	3,246,837	2,560,082

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

In February 2016, the FASB issued ASU 2016-02, which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

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

In August 2014, the FASB issued ASU 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance became effective for reporting periods ending after December 15, 2016. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue. For public business entities, ASU 2014-09 is effective beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company expects to adopt ASU 2014-09 in the first quarter of 2018 using the full retrospective method to restate each prior reporting period presented. The Company is currently evaluating the effect that the updated standard and transition method will have on its internal processes, financial statements and related disclosures. While the Company continues to assess all potential impacts under ASU 2014-09, recognition of the Company’s revenue under the new standard is expected to be materially consistent with the Company’s current revenue recognition policy. The new standard is not expected to materially impact the timing or amounts of revenue recognized.

Going Concern Assessment

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern.

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

Total revenue recognized under the Agreement for the years ended December 31, 2016 and 2015 was $4.4 million and $2.4 million, respectively. As of December 31, 2016, aggregate deferred revenue related to the Agreement was $4.9 million.

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

3. Short-term Investments

During the year ended December 31, 2016, the Company invested excess cash in United States treasuries with maturities ranging from six to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of December 31, 2016 (no such investments were owned as of December 31, 2015) (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2016
U.S. Treasury debt securities	1 or less	3,504	(1)	—	3,503
Total		$3,504	$(1)	$—	$3,503

The Company reviewed its investment holdings as of December 31, 2016 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During the year ended December 31, 2016, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Furniture and fixtures	$324	$324
Computer and office equipment	318	300
Software	103	103
Leasehold improvements—building	180	180
Scientific equipment	4,858	4,725
Property and equipment, gross	5,783	5,632
Less accumulated depreciation and amortization	(4,204)	(3,472)
Property and equipment, net	$1,579	$2,160

Depreciation expense related to property and equipment was $0.9 million, $0.7 million, and $0.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2016, 2015, and 2014.

5.  Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued payroll and other employee benefits	$1,505	$993
Accrued clinical trial related costs	1,043	446
Accrued other	1,409	1,000
Accrued expenses	$3,957	$2,439

During the year ended December 31, 2016, the Company issued 37,641 shares of its common stock to certain senior executives of the Company as consideration for a portion of their 2015 performance bonuses. All related amounts were accrued for as liabilities as of December 31, 2015. All amounts earned and paid for 2016 performance bonuses were paid in cash.

Future senior executive bonus amounts, timing, and method of payment are at the sole discretion of the Board of Directors of the Company. As such, all relevant bonus estimates are accrued for as liabilities.

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31, 2016	December 31, 2015
Long-term debt	$10,765	$18,454
Less debt issuance costs and discount, net of current portion	(7)	(77)
Long-term debt, net of long-term portion of debt issuance costs and discount	10,758	18,377
Less current portion of long-term debt	(8,257)	(7,689)
Long-term debt, net	$2,501	$10,688
Current portion of long-term debt	$8,257	$7,689
Less current portion of debt issuance costs and discount	(70)	(139)
Current portion of long-term debt, net	$8,187	$7,550

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

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company is required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the year ended December 31, 2016, the Company made principal payments totaling $3.9 million and $3.8 million, respectively, on the Term A Loan and Term B Loan. During the year ended December 31, 2015, the Company made principal payments totaling $1.5 million on the Term A Loan.

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

Proceeds from the Term B Loan were $10.0 million. In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the “Warrants”) at an exercise price of $4.08 per share. The Warrants expire in December 2021. The aggregate fair value of the Warrants was determined to be $0.4 million using the Black-Scholes option pricing model (see Note 6 of the Notes to the Consolidated Financial Statements for additional information) and was recorded as a debt discount on the Term B Loan and is amortized to interest expense over the term of the Term B Loan using the effective interest method.

The Company determined the effective interest rates of the Term A Loan and Term B Loan to be 10.3% and 12.0%, respectively. For the years ended December 31, 2016, 2015, and 2014 the Company recorded $1.6 million, $2.2 million, and $0.5 million respectively, in aggregate interest expense related to the Term A and Term B Loans. For the year ended December 31, 2014 the Company recorded aggregate interest expense related to the Loan Agreement of $0.1 million.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of December 31, 2016, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

In addition, the Company is required under the Loan Agreement to maintain its deposit and securities accounts with the Bank and to comply with various operating covenants and default clauses. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which would cause all of the outstanding indebtedness under the facility to become immediately due and payable. The Company is in compliance with all covenants and clauses.

Facility Lease

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In June 2016, the Company amended the operating lease, extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of December 31, 2016, future minimum payments under the operating lease are $13.9 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of December 31, 2016 are $0.2 million.

Aggregate contractual rent expense for both leases was $1.3 million, $1.2 million, and $0.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Commitments

Future minimum payments under the long-term debt and the non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

	Long–Term Debt	Operating Leases	Total
Years Ending December 31,
2017	$8,757	1,237	$9,994
2018	4,055	2,116	6,171
2019	—	2,278	2,278
2020	—	2,346	2,346
2021	—	2,417	2,417
2022	—	2,489	2,489
2023	—	1,282	1,282
Total	$12,812	$14,165	$26,977
Less interest	(547)
Less additional payments due upon maturity	(1,500)
Less unamortized debt discount and debt issuance costs	(77)
Less current portion of long–term debt	(8,187)
Long–term debt, net of current portion	$2,501

6. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, certain of whom are affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the “November 2016 Placement”). The Company issued 2,819,549 shares of non-voting Class A Convertible Preferred Stock (the “Class A Preferred”) at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the “CoD”). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, “Redmile”). Redmile is prohibited from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the “Redmile Percentage Limitation”), which percentage may change at Redmile’s election upon 61 days’ notice to the Company to i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. Gross proceeds from the November 2016 Placement were $56.7 million, and after giving effect to costs related to placement, net proceeds were $55.0 million.

The rights of the Class A Preferred issued in November 2016 are set forth in the CoD. The Class A Preferred are non-voting shares and have a stated par value of $0.001 per share and are convertible into five shares of the Company’s common stock at a conversion price of $2.66 per share, which was the fair value of the Company’s common stock on the date of issuance. Holders of the Class A Preferred have the same dividend rights as holders of the Company’s common stock. Additionally, the liquidation preferences of the Class A Preferred are pari passu among holders of the Company’s common stock and holders of the Class A Preferred, pro rata based on the number of shares held by each such holder (treated for this purpose as if the Class A Preferred had been converted to common stock).

The Company evaluated the Class A Preferred for liability or equity classification under ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Class A Preferred did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Class A Preferred are not mandatorily redeemable and do not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Class A Preferred would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that they are not redeemable for cash or other assets (i) on a fixed or determinable date, (ii) at the option of the holder, and (iii) upon the occurrence of an event that is not solely within control of the Company.

The Company has also evaluated the Class A Preferred in accordance with the provisions of ASC 815, Derivatives and Hedging, including the consideration of embedded derivatives requiring bifurcation from the equity host. Based on this assessment, the Company determined that the conversion option is clearly and closely related to the equity host, and thus, bifurcation is not required.

The issuance of convertible preferred stock could generate a beneficial conversion feature (“BCF”), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in-the-money) at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock on the commitment date.  The Class A Preferred have an effective conversion price of $2.66 per common share, which was equal to the market price of the Company’s stock on the commitment date. Therefore, no BCF is present.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of the purchasers in the November 2016 Placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in the placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017.

Description of Securities

Dividends

As of December 31, 2016, the Board of Directors of the Company has not declared any dividends.

2007 Equity Incentive Plan, 2013 Stock Option and Incentive Plan, and Inducement Equity Plan

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

Recipients of stock options under the Plans shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Under the Plans, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, or vest monthly over four years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the Plans is ten years.

Restricted stock units under the 2013 Plan generally vest 50% on the second anniversary of the grant date, and 50% on the fourth anniversary of the grant date.

Inducement Plan

On May 10, 2016, the Company’s board of directors approved the Fate Therapeutics, Inc. Inducement Equity Plan (the “Inducement Plan”), the purpose of which is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not employed by the Company to accept employment with the Company. Under the Inducement Plan, the Company may grant non-qualified stock options and restricted stock units. A total of 500,000 shares of common stock were initially reserved for issuance under the Inducement Plan. The shares of common stock underlying any awards from the Inducement Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the Inducement Plan will be added back to the shares of common stock available for issuance under the Inducement Plan.

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

Stock Options and Restricted Stock Awards

Stock Options.  The following table summarizes stock option activity and related information under all equity plans for the years ended December 31, 2016, 2015 and 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2013	1,726,991	$2.30	8.47	$7,203
Granted	885,624	6.62
Exercised	(96,856)	1.65
Cancelled	(89,790)	4.38
Outstanding at December 31, 2014	2,425,969	$3.83	8.06	$4,839
Granted	1,345,744	5.23
Exercised	(227,215)	1.85
Cancelled	(957,024)	4.20
Outstanding at December 31, 2015	2,587,474	$4.59	6.92	$1,486
Granted	2,245,240	2.62
Exercised	(136,368)	1.44
Cancelled	(785,996)	3.58
Outstanding at December 31, 2016	3,910,350	$3.77	8.28	$682
Options vested and expected to vest at December 31, 2016	3,785,029	$3.78	8.33	$679
Options exercisable at December 31, 2016	1,469,829	$4.61	7.39	$231

As of December 31, 2016, 2015 and 2014, the outstanding options included 73,600, 14,769, and 138,649, respectively, of performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these options at December 31, 2016, 2015 and 2014, was $0.1 million, $0.1 million and $0.6 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, the Company granted its employees 2.2 million, 1.2 million and 0.9 million stock options, respectively, at a weighted-average grant date fair value per share equal to $1.80, $3.54 and $5.10, respectively.

As of December 31, 2016, 2015 and 2014, the unrecognized compensation cost related to outstanding options (excluding those with unachieved performance- based conditions) was $4.9 million, $3.8 million and $4.1 million, respectively, which is expected to be recognized as expense over approximately 2.6 years, 2.8 years and 2.6 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the year ended December 31, 2016 was $0.1 million. Total cash received upon the exercise of stock options was $0.2 million for the year ended December 31, 2016.

Restricted Stock Units.  During the year ended December 31, 2015, the Company granted its employees 0.5 million restricted stock units at a weighted-average grant date price per share equal to $4.90 and as of December 31, 2016, no such units have been canceled or have vested, and no additional units have been granted.

As of December 31, 2016 and 2015, the unrecognized compensation cost related to outstanding restricted stock units was $1.8 million and $2.4 million, respectively, which is expected to be recognized as expense over approximately 2.8 years and 3.8 years, respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$1,802	$1,241	$1,416
General and administrative	1,382	1,159	1,018
Total stock-based compensation expense	$3,184	$2,400	$2,434

Employee Stock Option Grants.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2016	2015	2014
Risk–free interest rate	1.6%	1.6%	1.9%
Expected volatility	80%	81%	94%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility.  Due to the Company’s limited operating history and lack of company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term.  The expected term represents the period of time that options are expected to be outstanding. As the Company does not have sufficient historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Based on a low historical employee turnover experience, pre-vesting forfeitures for all employee stock option grants was estimated at 0% for each of the years ended December 31, 2016, 2015, and 2014.

Non-Employee Stock Option Grants.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Years Ended December 31,
	2016	2015	2014
Risk–free interest rate	1.5%	0.8%	2.1%
Expected volatility	83%	72%	87%
Expected term (in years)	6.4	2.7	6.5
Expected dividend yield	0.0%	0.0%	0.0%

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

The fair value of the warrants was determined to be $0.4 million, which was recorded to additional paid-in capital as a debt discount. The weighted- average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants issued were as follows:

As of December 24, 2014
Risk–free interest rate	2.1%
Expected volatility	85%
Expected term (in years)	7.0
Expected dividend yield	0.0%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2016	2015
Common stock warrants	134,113	134,113
Convertible preferred stock (if converted)	14,097,745	—
Common stock options	3,910,350	2,587,474
Restricted stock units	525,250	525,250
Awards available under the 2013 Plan	760,065	908,288
Awards available under the Inducement Plan	300,000	—
Employee stock purchase plan	729,000	729,000
	20,456,523	4,884,125

7. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2016	2015	2014
Tax computed at federal statutory rate	$(11,377)	$(10,198)	$(8,800)
State tax, net of federal tax benefit	(2,089)	2,226	(1,311)
Permanent differences	292	43	159
Stock compensation	968	213	426
R&D tax credits	(971)	(594)	(596)
Reserve for uncertain tax positions	2,076	1,733	—
Tax attribute limitation	54	2,727	—
Other	(74)	(37)	(256)
Valuation allowance	11,121	3,887	10,378
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Section 59e amortization	$17,699	$13,042
Net operating losses	35,049	28,963
R&D tax credits	2,175	1,274
Depreciation and amortization	1,020	921
Deferred revenue	1,677	2,494
Stock compensation	1,222	1,109
Other	(76)	(159)
Deferred tax assets	58,766	47,644
Valuation allowance	(58,766)	(47,644)
Net deferred tax assets	$—	$—

A valuation allowance of $58.8 million and $47.6 million at December 31, 2016 and 2015, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2016, the Company had federal and California net operating loss (“NOL”) carryforwards of $97.9 million and $98.0 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2016, the Company had federal and California research and development (“R&D”) credit carryforwards of $1.4 million and $3.4 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, substantial changes in our ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2016 and concluded there were no ownership changes during 2016.   Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States, California and Canada. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal, Californian and Canadian tax authorities for years beginning in 2013, 2012, and 2012, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2013	$1,329
Increase related to current year tax positions	491
Balance at December 31, 2014	$1,820
Increase related to current year tax positions	374
Increase related to prior year tax positions	2,624
Decrease related to prior year tax positions	(949)
Balance at December 31, 2015	$3,869
Increase related to current year tax positions	2,268
Increase related to prior year tax positions	1,625
Decrease related to prior year tax positions	(32)
Balance at December 31, 2016	$7,730

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2016 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2016 would reduce the effective tax rate if recognized.  The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

During the year ended December 31, 2015, the Company adopted ASU 2015-17 and applied the standard prospectively (prior period amounts were not retrospectively adjusted). With this adoption, our deferred tax assets and liabilities are no longer classified between current and non-current. All deferred tax assets and liabilities are now classified as non-current regardless of their classification on the balance sheet and the timing of their anticipated reversal.

As of December 31, 2016, the Company has not adopted ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting (''ASU 2016-09''). ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements.  ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016.The Company has excess tax benefits for which a benefit could not be previously recognized of $0.1 million. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets, the Company does not expect any impact to the financial statements as a result of this adoption.

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

9. Selected Quarterly Financial Data

(in thousands, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Revenues	$1,322	$1,027	$1,026	$1,027
Total operating expenses	9,238	9,031	9,415	8,681
Net loss	(8,377)	(8,408)	(8,737)	(7,940)
Basic and diluted net loss per common share	$(0.29)	$(0.29)	$(0.27)	$(0.21)
2015
Revenues	$—	$329	$1,026	$1,076
Total operating expenses	7,324	7,547	7,354	7,988
Net loss	(7,881)	(7,779)	(6,886)	(7,446)
Basic and diluted net loss per common share	$(0.38)	$(0.33)	$(0.24)	$(0.26)

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

Based on our management’s evaluation (with the participation of the individual serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, the individual serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.  This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement, or the Proxy Statement, to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2016 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 11.  Executive Compensation

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: March 16, 2017	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Scott Wolchko as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	March 16, 2017
J. Scott Wolchko	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	March 16, 2017
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	March 16, 2017
John D. Mendlein, Ph.D., J.D.

/s/ Timothy P. Coughlin	Director	March 16, 2017
Timothy P. Coughlin

/s/ Mark J. Enyedy	Director	March 16, 2017
Mark J. Enyedy

/s/ Amir Nashat	Director	March 16, 2017
Amir Nashat, Sc.D.

/s/ Robert S. Epstein	Director	March 16, 2017
Robert S. Epstein

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013
3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013
4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on January 5, 2009	S-1	333-190608	4.2	August 13, 2013
4.3	First Amendment to Warrant to Purchase Stock dated January 5, 2009 by and between the Registrant and SVB Financial Group, dated August 25, 2011	S-1	333-190608	4.3	August 13, 2013
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on August 25, 2011	S-1	333-190608	4.4	August 13, 2013
4.5	Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates	8-K	001-36076	10.2	August 5, 2014
4.6†	Stock Purchase Agreement between the Registrant and Juno Therapeutics, Inc., dated as of May 4, 2015	10-Q/A	001-36076	4.2	November 6, 2015
10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013
10.2#	2013 Stock Option and Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.2	September 16, 2013
10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015
10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013
10.5#	Employment Agreement by and between the Registrant and Scott Wolchko, dated January 12, 2016	10-K	001-36076	10.5	March 3, 2016
10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015
10.7#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36076	10.1	August 8, 2016
10.8#	Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.1	May 20, 2016
10.9#	Form of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.2	May 20, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.10#	Form of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.3	May 20, 2016
10.11†	Exclusive License Agreement by and between the Registrant and Children's Medical Center Corporation, dated May 13, 2009	S-1	333-190608	10.9	August 13, 2013
10.12†	Collaboration and License Agreement, between the Registrant and Juno Therapeutics, Inc., dated as of May 4, 2015	10-Q/A	001-36076	10.1	November 6, 2015
10.13†	Restated License Agreement by and between The Ottawa Hospital Research Institute and Fate Therapeutics (Canada) Inc. (as successor to Verio Therapeutics, Inc.), effective April 6, 2010	S-1	333-190608	10.11	August 13, 2013
10.14	First Amendment to Restated License Agreement by and between The Ottawa Hospital Research Institute and Fate Therapeutics (Canada) Inc. (as successor to Verio Therapeutics, Inc.), effective February 14, 2012	S-1	333-190608	10.12	August 13, 2013
10.15	Second Amendment to Restated License Agreement by and between The Ottawa Hospital Research Institute and Fate Therapeutics (Canada) Inc. (as successor to Verio Therapeutics, Inc.), effective June 3, 2013	S-1	333-190608	10.13	August 13, 2013
10.16	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013
10.17	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013
10.18	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013
10.19	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016
10.20	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016
10.21	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016
10.22	Sublease, dated December 15, 2014 by and between the Registrant and The Scripps Research Institute	10-K	001-36076	10.17	March 3, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.23	Amended and Restated Investor Rights Agreement, dated August 8, 2013 by and between the Registrant and the stockholders named therein	S-1	333-190608	10.19	August 13, 2013
10.24†	Amendment to Amended and Restated Investor Rights Agreement by and between the Registrant and the stockholders named thereto, dated as of May 4, 2015	10-Q/A	001-36076	10.2	November 6, 2015
10.25	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013
10.26	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of July 30, 2014	8-K	001-36076	10.1	August 5, 2014
10.27†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.23	March 12, 2015
10.28†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.24	March 12, 2015
10.29†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.25	March 12, 2015
10.30†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 26, 2010	10-K	001-36076	10.26	March 12, 2015
10.31	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016
10.32	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016
10.33	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016
10.34	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016
14.1	Code of Business Conduct and Ethics	10-K	001-36076	14.1	March 17, 2014
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

†Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.
#Indicates a management contract or any compensatory plan, contract or arrangement.