Form 10-Q
period 2017-03-31
FATE THERAPEUTICS INC
filed 2017-05-15
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2017, 41,401,422 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,608	$88,609
Short-term investments	41,692	3,503
Prepaid expenses and other current assets	1,137	1,211
Total current assets	83,437	93,323
Property and equipment, net	1,746	1,579
Restricted cash	122	122
Other assets	24	24
Total assets	$85,329	$95,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,470	$934
Accrued expenses	4,699	3,957
Current portion of deferred rent	3	4
Current portion of deferred revenue	2,105	2,105
Long-term debt, current portion	7,620	8,187
Total current liabilities	16,897	15,187
Deferred rent	543	101
Deferred revenue	2,303	2,829
Accrued expenses	647	1,276
Long-term debt, net of current portion	1,081	2,501
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2017 and December 31, 2016; 2,819,549 Class A Convertible Preferred shares issued and outstanding at March 31, 2017 and December 31, 2016	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at March 31, 2017 and December 31, 2016; issued and outstanding—41,401,422 at March 31, 2017 and 41,386,506 at December 31, 2016	41	41
Additional paid-in capital	249,820	248,957
Accumulated other comprehensive loss	(34)	(1)
Accumulated deficit	(185,972)	(175,846)
Total stockholders’ equity	63,858	73,154
Total liabilities and stockholders’ equity	$85,329	$95,048

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Collaboration revenue	$1,027	$1,322
Operating expenses:
Research and development	7,966	6,636
General and administrative	3,032	2,602
Total operating expenses	10,998	9,238
Loss from operations	(9,971)	(7,916)
Other income (expense):
Interest income	111	27
Interest expense	(266)	(488)
Total other expense, net	(155)	(461)
Net loss	$(10,126)	$(8,377)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(33)	14
Comprehensive loss	$(10,159)	$(8,363)
Net loss per common share, basic and diluted	$(0.24)	$(0.29)
Weighted-average common shares used to compute basic and diluted net loss per share	41,388,329	28,777,790

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(10,126)	$(8,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	227
Stock-based compensation	867	797
Amortization of debt discounts and debt issuance costs	24	40
Amortization of premiums and discounts on investments, net	(1)	55
Noncash interest expense	77	157
Deferred rent	272	(7)
Deferred revenue	(526)	(822)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	75	(112)
Accounts payable and accrued expenses	1,677	790
Net cash used in operating activities	(7,455)	(7,252)
Investing activities
Purchase of property and equipment	(155)	(178)
Purchases of short-term investments	(39,971)	(16,166)
Maturities of short-term investments	1,750	—
Net cash used in investing activities	(38,376)	(16,344)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	34	147
Issuance costs from private placement of common stock	(65)	—
Issuance costs from private placement of preferred stock	(128)	—
Payments on long-term debt	(2,011)	(1,873)
Net cash used in financing activities	(2,170)	(1,726)
Net change in cash and cash equivalents	(48,001)	(25,322)
Cash and cash equivalents at beginning of the period	88,609	64,809
Cash and cash equivalents at end of the period	$40,608	$39,487

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

As of March 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Private Placements of Common Stock and Convertible Preferred Stock

In August 2016, the Company completed a private placement of common stock in which investors purchased 5,250,000 shares of the Company’s common stock at a price of $1.96 per share. Gross proceeds from the private placement were $10.3 million. After giving effect to costs related to the private placement, net proceeds were $10.2 million. The Company also registered all shares issued in this private placement transaction for resale on a Form S-3 filed with the United States Securities and Exchange Commission (the “SEC”), as required under a registration rights agreement entered into by the Company with the purchasers of the common stock, and the registration statement was declared effective in September 2016.

In November 2016, the Company completed a private placement of common and preferred stock in which investors, including investors affiliated with the Company’s directors and officers, purchased convertible preferred stock and common stock of the Company. The Company issued 2,819,549 shares of non-voting Class A Preferred Stock at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions. The Company also issued 7,236,837 shares of common stock at $2.66 per share. Gross proceeds from the private placement were $56.7 million. After giving effect to costs related to the private placement, net proceeds were $54.9 million. The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of the purchasers in the November 2016 private placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in this placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017. See Note 6 to the Consolidated Financial Statements for additional information related to this offering.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the SEC on March 16, 2017. The results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive income includes unrealized gains and losses on available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which were issued upon the early exercise of stock options and were subject to future vesting totaling 13,135 shares for the three months ended March 31, 2016. No such shares were outstanding during the three months ended March 31, 2017. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three months ended March 31, 2017, the Company realized a net loss of $10.1 million. Shares of potentially dilutive securities totaled 20.2 million for the three months ended March 31, 2017, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 6.0 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

For the three months ended March 31, 2016, the Company realized a net loss of $8.4 million. Shares of potentially dilutive securities totaled 4.5 million for the three months ended March 31, 2016, including an aggregate of 4.4 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09 “ASU 2016-09”. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet, instead of separating deferred taxes into current and noncurrent amounts. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016. As early adoption of this amendment is permitted, the Company adopted the update prospectively during the year ended December 31, 2015. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Going Concern Assessment

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern as of the date of the issuance of these financial statements.

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

Total revenue recognized under the Agreement for the three months ended March 31, 2017 was $1.0. Total revenue recognized under the Agreement for the three months ended March 31, 2016 was $1.3 million. As of March 31, 2017, aggregate deferred revenue related to the Agreement was $4.4 million.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company invested excess cash in United States treasuries with maturities ranging from six to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2017 and December 31, 2016 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2017
U.S. Treasury debt securities	1 or less	41,726	(34)	—	41,692
Total		$41,726	$(34)	$—	$41,692

December 31, 2016
U.S. Treasury debt securities	1 or less	3,504	(1)	—	3,503
Total		$3,504	$(1)	$—	$3,503

The Company reviewed its investment holdings as of March 31, 2017 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During the three months ended March 31, 2017, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017:
Cash equivalents	$40,365	$40,365	$—	$—
U.S. Treasury debt securities	41,692	41,692	—	—
Total assets	$82,057	$82,057	$—	$—

As of December 31, 2016:
Cash equivalents	$88,609	$88,609	$—	$—
U.S. Treasury debt securities	3,503	3,503	—	—
Total assets	$92,112	$92,112	$—	$—

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

As of March 31, 2017, and December 31, 2016, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and other employee benefits	$1,041	$1,505
Accrued clinical trial related costs	1,205	1,043
Accrued final payment fee on debt	705	—
Accrued other	1,748	1,409
Current accrued expenses	$4,699	$3,957

 Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31, 2017	December 31, 2016
Long-term debt	$8,753	$10,765
Less debt issuance costs and discount, net of current portion	(1)	(7)
Long-term debt, net of long-term portion of debt issuance costs and discount	8,752	10,758
Less current portion of long-term debt	(7,671)	(8,257)
Long-term debt, net	$1,081	$2,501
Current portion of long-term debt	$7,671	$8,257
Less current portion of debt issuance costs and discount	(51)	(70)
Current portion of long-term debt, net	$7,620	$8,187

On July 30, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of the Company’s assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a “Term B Loan”). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company was required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the three months ended March 31, 2017 and 2016 the Company made aggregate principal payments totaling $2.0 million and $1.9 million, respectively, on the Term A and Term B Loans.

The Company is required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on the respective maturity dates. The final payment fees are accrued as interest expense over the terms of the loans and recorded in accrued expenses.

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

For the three months ended March 31, 2017 and 2016, the Company recorded $0.3 million and $0.5 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of March 31, 2017 with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

In addition, the Company is required under the Loan Agreement to maintain its deposit and securities accounts with the Bank and to comply with various operating covenants and default clauses. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which would cause all of the outstanding indebtedness under the facility to become immediately due and payable. The Company is in compliance with all such covenants and clauses.

Facility Leases

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In June 2016, the Company amended the operating lease, extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of March 31, 2017, future minimum payments under the operating lease are $13.7 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of March 31, 2017 are $0.2 million.

6.	Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, certain of which are affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the “November 2016 Placement”). The Company issued 2,819,549 shares of non-voting Class A Convertible Preferred Stock (the “Class A Preferred”) at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the “CoD”). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, “Redmile”). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the “Redmile Percentage Limitation”), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred.  As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. Gross proceeds from the November 2016 Placement were $56.7 million, and after giving effect to costs related to placement, net proceeds were $54.9 million.

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

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of the purchasers in the November 2016 Placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in the November 2016 Placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2016	3,910,350	$3.77
Granted	1,851,980	2.74
Canceled	(235,950)	3.55
Exercised	(14,916)	2.87
Balance at March 31, 2017	5,511,464	$3.44

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2016	525,250	$4.89
Granted	—	—
Canceled	(35,000)	4.89
Vested	—	—
Balance at March 31, 2017	490,250	$4.89

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$569	$442
General and administrative	298	355
	$867	$797

As of March 31, 2017, the outstanding options included 333,600 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at March 31, 2017 was $0.7 million.

As of March 31, 2017, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions determined not to be probable) was $6.8 million and is expected to be recognized as expense over a weighted average period of approximately 3.0 years.

As of March 31, 2017, the unrecognized compensation cost related to restricted stock units was $1.5 million which is expected to be recognized as expense over approximately 2.5 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.1%	1.7%
Expected volatility	90.2%	79.2%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.1%	1.4%
Expected volatility	90.8%	80.9%
Remaining contractual term (in years)	8.7	6.5
Expected dividend yield	0.0%	0.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.

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

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our cell therapy product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells “iPSCs”, generate a master iPSC line having preferred biological properties and direct the fate of the iPSC line to create a clonal population of our cell therapy product candidate. We believe the use of master pluripotent cell lines may enable the creation of cell therapy product candidates that are well-defined and uniform in composition; that can be reproducibly manufactured at significant scale; and that can be effectively used to treat a large number of patients in an off-the-shelf manner. Utilizing these therapeutic approaches, we program cells of the immune system, including Natural Killer “NK” cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

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

In connection with the Agreement, we have recognized $1.0 million and $1.3 million during the three months ended March 31, 2017 and 2016, respectively, as collaboration revenue in the consolidated statements of operations. As of March 31, 2017, aggregate deferred revenue related to the Agreement was $4.4 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cell programming technology, and as we perform research activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering and Juno. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

•

conducting preclinical activities to investigate the therapeutic potential of our immuno-regulatory programs, including a hematopoietic cell therapy for regulating auto-reactive T cells of patients with autoimmune disorders; and

•

performing research, preclinical development, process development and clinical translation activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering and Juno.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$1,027	$1,322	$(295)
Research and development expense	7,966	6,636	1,330
General and administrative expense	3,032	2,602	430
Total other expense, net	155	461	(306)

Revenue. During the three months ended March 31, 2017 and 2016, we recognized revenue of $1.0 million and $1.3 million, respectively, under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $8.0 million for the three months ended March 31, 2017, compared to $6.6 million for the three months ended March 31, 2016. The increase in research and development expenses primarily includes the following changes:

•

$0.8 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities; and

•

$0.6 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to employee headcount costs to support our clinical development and research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $3.0 million for the three months ended March 31, 2017, compared to $2.6 million for the three months ended March 31, 2016.  The increase in general and administrative expenses primarily relates to a $0.2 million increase in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.2 million for the three months ended March 31, 2017 and $0.5 million for the three months ended March 31, 2016. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2017, we had an accumulated deficit of $186.0 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $7.3 million for the three months ended March 31, 2016 to $7.5 million for the three months ended March 31, 2017. The primary driver of this change in cash used in operating activities was our increase in net loss for the periods presented, partially offset by an increase in accounts payable and accrued expenses.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of March 31, 2017, we have received a total of $3.8 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of March 31, 2017, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of March 31, 2017, no royalties have been received by us.

Investing Activities

During the three months ended March 31, 2017 and 2016, investing activities used cash of $38.4 million and $16.3 million, respectively. During the three months ended March 31, 2017, we purchased $40.4 million in U.S. Treasuries as short-term investments, offset by $1.8 million in maturities of these short-term investments. During the three months ended March 31, 2016, we purchased $16.2 million in U.S. Treasuries as short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2017, financing activities used cash of $2.2 million, which primarily consisted of $2.0 million of principal payments on our term loans outstanding with Silicon Valley Bank.

For the three months ended March 31, 2016, financing activities used cash of $1.7 million, which consisted of $1.8 million of principal payments on our term loans outstanding with Silicon Valley Bank, offset by $0.1 million received from the issuance of common stock.

From our inception through March 31, 2017, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2017, we had aggregate cash and cash equivalents and short-term investments of $82.3 million.

Private Placements of Common and Convertible Preferred Stock

In August 2016, we completed a private placement of common stock in which investors purchased 5,250,000 shares of our common stock at a price of $1.96 per share. Gross proceeds from the private placement were $10.3 million. After giving effect to costs related to the private placement, net proceeds were $10.2 million.

In November 2016, we completed a private placement of stock in which investors purchased shares of our Class A Convertible Preferred stock and common stock. We issued 2,819,549 shares of non-voting Class A Preferred Stock at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions. We also issued 7,236,837 shares of common stock at $2.66 per share. Gross proceeds from the private placement were $56.7 million. After giving effect to costs related to the private placement, net proceeds were $54.9 million.

Silicon Valley Bank Debt Facility

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated LSA”) with Silicon Valley Bank (the “Bank”), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between us and the Bank (the “Loan Agreement”). Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a “Term B Loan”). On December 24, 2014, we elected to draw $10.0 million under the Term B Loan.

The Term A Loan and the Term B Loan mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. We are required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter are required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty‑month amortization schedule. During the three months ended March 31, 2017, we made aggregate principal payments totaling $2.0 million on the Term A Loan and Term B Loan.  We are required to make a final payment fee of 7.5%, equaling $0.8 million of the funded amount for each of the Term A and Term B Loan on their respective maturity dates.

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

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration statement filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of May 15, 2017, after taking into account our May 2015 public offering of common stock, we are eligible to issue an aggregate of $65.5 million in securities under the shelf registration statement.

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

We believe our existing cash and cash equivalents and short-term investments as of March 31, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

The Company leases office and laboratory space under non-cancelable operating leases. Effective as of June 1, 2016, the Company entered into an amendment to its existing facilities lease agreement extending the term of the lease through June 2023 and leasing additional space comprising approximately 24,000 square feet in the same building as its existing space. As of March 31, 2017, aggregate future minimum payments under these operating leases are $13.9 million. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt bears interest at a fixed rate and therefore has no exposure to changes in interest rates.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

We have not completed the clinical trials necessary to support an application for approval to market ProTmune. Furthermore, we have not initiated or conducted any clinical trials necessary to support an application for approval to market FATE-NK100, any of our product candidates created from master pluripotent cell lines or any other product candidates that we may identify. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

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

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trial of ProTmune, or initiating and conducting any future clinical trials of ProTmune, FATE-NK100 or our other product candidates, including our iPSC-derived cell product candidates. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols or processes for conducting clinical trials of ProTmune, FATE-NK100, or our iPSC-derived cell product candidates, including the protocols, materials, and processes we use to manufacture our product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, materials, or processes, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with ProTmune, FATE-NK100, our iPSC-derived cell product candidates, or any other product candidates we may identify, we may:

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

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates, including ProTmune,FATE-NK100, and our iPSC-derived cell product candidates, for a variety of reasons, including:

•	determining that a product candidate is ineffective or causes harmful side effects during preclinical studies or clinical trials;
•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;
•

difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under processes and with materials acceptable to the FDA for conduct of clinical trials or for marketing approval;

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

The manufacture of ProTmune in close proximity to transplant centers within a short period of time before transplantation, and of FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. We will need to standardize the process for manufacturing ProTmune and FATE-NK100, and any product that is used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our processes, protocols, and materials used for the manufacture of ProTmune, FATE-NK100, or our other product candidates.

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

In addition, we will make changes as we work to optimize our manufacturing processes, and we cannot be sure that even minor changes in the processes will not result in changes to the efficacy and safety our product candidates. In some circumstances, changes in a manufacturing process, including to our protocols or materials used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates.

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

ProTmune is manufactured using mPB, which is currently procured directly by the clinical cell processing facilities from the National Marrow Donor Program “NMDP” for our ongoing Phase 1/2 PROTECT clinical study. The availability of mPB for the manufacture of ProTmune depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition, reexamination, review, reissue, post grant review or invalidity proceedings before U.S. or non-U.S. patent offices. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Even if we obtain patents covering our product candidates, once the patent life has expired for a product, we may be open to competition from other products.

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

Our success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

We cannot guarantee that the manufacture, use or marketing of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, or any other product candidates that we develop, or the use of our cell programming technology, will not infringe third-party patents. There may be third-party patents or patent applications with claims to materials, cell compositions, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of the manufacturing process of any of our product candidates, any compositions formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all.

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc., or Juno, for the identification and application of small molecule modulators for programming the therapeutic properties of genetically engineered chimeric antigen receptor (“CAR”) and T-cell receptor (“TCR”) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any therapies using our modulators be developed and commercialized. Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors. For example, we may be unable to identify small molecule modulators that are effective in modulating genetically engineered T-cell therapies, or Juno may elect not to develop any genetically engineered T-cell therapies incorporating any modulators that are identified through the collaboration. Additionally, beginning on the second anniversary of the agreement in May 2017, Juno may terminate the agreement upon six (6) months’ written notice to us. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2017, we had an accumulated deficit of $186.0 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of May 9, 2017, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 73.77% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 78.89%.Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards and other pre-change tax benefits (such as research tax credits) attributable to the period prior to such change. We triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that there were no ownership changes from May 2015 through March 2017.  In the future, we may experience ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

Fate Therapeutics, Inc.

Date: May 15, 2017	By:	/s/ J. Scott Wolchko
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