Form 10-Q
period 2017-06-30
FATE THERAPEUTICS INC
filed 2017-08-14
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, 41,415,796 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,063	$88,609
Short-term investments	39,950	3,503
Prepaid expenses and other current assets	848	1,211
Total current assets	71,861	93,323
Property and equipment, net	1,945	1,579
Restricted cash	122	122
Other assets	24	24
Total assets	$73,952	$95,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,177	$934
Accrued expenses	4,769	3,957
Current portion of deferred rent	1	4
Current portion of deferred revenue	2,105	2,105
Long-term debt, current portion	—	8,187
Total current liabilities	8,052	15,187
Deferred rent	821	101
Deferred revenue	1,776	2,829
Accrued expenses	1,414	1,276
Long-term debt, net of current portion	6,676	2,501
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2017 and December 31, 2016; 2,819,549 Class A Convertible Preferred shares issued and outstanding at June 30, 2017 and December 31, 2016	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at June 30, 2017 and December 31, 2016; issued and outstanding—41,415,796 at June 30, 2017 and 41,386,506 at December 31, 2016	41	41
Additional paid-in capital	250,825	248,957
Accumulated other comprehensive loss	(39)	(1)
Accumulated deficit	(195,617)	(175,846)
Total stockholders’ equity	55,213	73,154
Total liabilities and stockholders’ equity	$73,952	$95,048

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Collaboration revenue	$1,026	$1,027	$2,053	$2,349
Operating expenses:
Research and development	7,927	6,782	15,893	13,418
General and administrative	2,669	2,249	5,701	4,851
Total operating expenses	10,596	9,031	21,594	18,269
Loss from operations	(9,570)	(8,004)	(19,541)	(15,920)
Other income (expense):
Interest income	137	31	248	58
Interest expense	(212)	(435)	(478)	(923)
Total other expense, net	(75)	(404)	(230)	(865)
Net loss	$(9,645)	$(8,408)	$(19,771)	$(16,785)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(5)	(3)	(38)	11
Comprehensive loss	$(9,650)	$(8,411)	$(19,809)	$(16,774)
Net loss per common share, basic and diluted	$(0.23)	$(0.29)	$(0.48)	$(0.58)
Weighted-average common shares used to compute basic and diluted net loss per share	41,406,367	28,868,464	41,397,398	28,823,127

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(19,771)	$(16,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	437	460
Stock-based compensation	1,840	1,583
Amortization of debt discounts and debt issuance costs	43	78
Amortization of premiums and discounts on investments, net	(14)	117
Noncash interest expense	138	284
Deferred rent	548	(10)
Deferred revenue	(1,053)	(1,349)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	364	(302)
Accounts payable and accrued expenses	1,141	1,168
Net cash used in operating activities	(16,327)	(14,756)
Investing activities
Purchase of property and equipment	(566)	(384)
Purchases of short-term investments	(39,971)	(16,166)
Maturities of short-term investments	3,500	6,000
Net cash used in investing activities	(37,037)	(10,550)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	66	143
Issuance costs from private placement of common stock	(65)	—
Issuance costs from private placement of preferred stock	(128)	—
Payments on long-term debt	(4,055)	(3,776)
Net cash used in financing activities	(4,182)	(3,633)
Net change in cash, cash equivalents and restricted cash	(57,546)	(28,939)
Cash, cash equivalents and restricted cash at beginning of the period	88,731	64,931
Cash, cash equivalents and restricted cash at end of the period	$31,185	$35,992

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s hematopoietic cell therapy pipeline is comprised of NK- and T-cell immuno-oncology programs, including off-the-shelf product candidates derived from engineered induced pluripotent cell lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation and to promote immune tolerance in patients with autoimmune disease. Its adoptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of June 30, 2017, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash flows as of June 30, 2017 (in thousands):

June 30, 2017
Cash and cash equivalents	$31,063
Restricted cash	122
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$31,185

Amounts included in restricted cash represent security deposits required to secure the Company’s credit card limit and its facilities lease.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the SEC on March 16, 2017. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which were issued upon the early exercise of stock options and were subject to future vesting totaling zero and 6,568 shares for the three and six months ended June 30, 2016, respectively. No such shares were outstanding during the three and six months ended June 30, 2017. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and six months ended June 30, 2017, the Company realized a net loss of $9.6 million and $19.8 million, respectively. Shares of potentially dilutive securities totaled 20.3 million for the three and six months ended June 30, 2017, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 6.1 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18 “ASU 2016-18”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. As early adoption of this amendment is permitted, the Company adopted the update retrospectively to each period presented during the interim period ended June 30, 2017. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, which requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet, instead of separating deferred taxes into current and noncurrent amounts. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016. The Company early adopted the update prospectively during the year ended December 31, 2015. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Total revenue recognized under the Agreement for the three and six months ended June 30, 2017 was $1.0 million and $2.1 million, respectively. Total revenue recognized under the Agreement for the three and six months ended June 30, 2016 was $1.0 million and $2.3 million, respectively. As of June 30, 2017, aggregate deferred revenue related to the Agreement was $3.9 million.

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

The Company invests portions of excess cash in United States treasuries with maturities ranging from six to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2017, and December 31, 2016 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2017
U.S. Treasury debt securities	1 or less	39,989	(39)	—	39,950
Total		$39,989	$(39)	$—	$39,950

December 31, 2016
U.S. Treasury debt securities	1 or less	3,504	(1)	—	3,503
Total		$3,504	$(1)	$—	$3,503

The Company reviewed its investment holdings as of June 30, 2017 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During each of the three and six months ended June 30, 2017 and 2016, respectively, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017:
Cash equivalents	$31,063	$31,063	$—	$—
U.S. Treasury debt securities	39,950	39,950	—	—
Total assets	$71,013	$71,013	$—	$—

As of December 31, 2016:
Cash equivalents	$88,609	$88,609	$—	$—
U.S. Treasury debt securities	3,503	3,503	—	—
Total assets	$92,112	$92,112	$—	$—

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

As of June 30, 2017, and December 31, 2016, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and other employee benefits	$1,060	$1,505
Accrued clinical trial related costs	1,768	1,043
Accrued other	1,941	1,409
Current accrued expenses	$4,769	$3,957

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30, 2017	December 31, 2016
Long-term debt	$6,709	$10,765
Less debt issuance costs and discount, net of current portion	(33)	(7)
Long-term debt, net of long-term portion of debt issuance costs and discount	6,676	10,758
Less current portion of long-term debt	—	(8,257)
Long-term debt, net	$6,676	$2,501
Current portion of long-term debt	$—	$8,257
Less current portion of debt issuance costs and discount	—	(70)
Current portion of long-term debt, net	$—	$8,187

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

On July 14, 2017, the Company and the Bank entered into an amendment of the Restated LSA, where the Bank extended an additional term loan to the Company in the principal amount of $15.0 million, a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA. Accordingly, the Company has classified all outstanding principal and accrued balances related to the Restated LSA as long-term as of June 30, 2017. See Note 7 for further information on this amendment.

The Term A Loan and the Term B Loan were scheduled to mature on January 1, 2018 and June 1, 2018, respectively and bear interest at a fixed annual rate of 6.94% and 7.07%, respectively. Interest became payable in cash on a monthly basis beginning the first day of each month following the month in which the funding date of each loan occurred. The Company was required to make a monthly payment of interest only during the first twelve months following the funding date of each loan, and thereafter is required to repay the principal and interest under each loan in thirty equal monthly installments based on a thirty-month amortization schedule. During the three and six months ended June 30, 2017, the Company made aggregate principal payments totaling $2.0 million and $4.1 million, respectively, on the Term A and Term B Loans. During the three and six months ended June 30, 2016, the Company made aggregate principal payments totaling $1.9 million and $3.8 million, respectively, on the Term A Loan and Term B Loan.

The Company was required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on the respective maturity dates. The final payment fees were accrued as interest expense over the terms of the loans and recorded in accrued expenses.

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

For the three and six months ended June 30, 2017, the Company recorded $0.2 million and $0.5 million, respectively, in aggregate interest expense related to the Term A and Term B Loans. For the three and six months ended June 30, 2016, the Company recorded $0.4 million and $0.9 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with the Loan Agreement remain outstanding as of June 30, 2017, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

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

See Note 7 for subsequent event information related to the Company’s long-term debt.

Facility Leases

The Company leases certain office and laboratory space from a stockholder of the Company under a non-cancelable operating lease. In June 2016, the Company amended the operating lease, extending the term of the lease through June 2023 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of June 30, 2017, future minimum payments under the operating lease are $13.4 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease is accounted for as an operating lease and expires in September 2017. Under the sublease, total future minimum payments as of June 30, 2017 are $0.1 million.

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2016	3,910,350	$3.77
Granted	2,093,580	2.92
Canceled	(355,485)	3.74
Exercised	(29,290)	2.55
Balance at June 30, 2017	5,619,155	$3.46

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2016	525,250	$4.89
Granted	—	—
Canceled	(35,000)	4.89
Vested	—	—
Balance at June 30, 2017	490,250	$4.89

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$580	$450	$1,149	$892
General and administrative	393	336	691	691
	$973	$786	$1,840	$1,583

As of June 30, 2017, the outstanding options included 333,600 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at June 30, 2017 was $0.7 million.

As of June 30, 2017, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions determined not to be probable) was $6.7 million and is expected to be recognized as expense over a weighted average period of approximately 2.7 years.

As of June 30, 2017, the unrecognized compensation cost related to restricted stock units was $1.4 million which is expected to be recognized as expense over approximately 2.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.0%	1.6%
Expected volatility	90.4%	79.8%
Expected term (in years)	5.9	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.0%	1.4%
Expected volatility	90.9%	81.1%
Remaining contractual term (in years)	8.6	6.7
Expected dividend yield	0.0%	0.0%

7.	Subsequent Events

On July 14, 2017 (the “First Amendment Effective Date”), the Company entered into the First Amendment (the “SVB Loan Amendment”) to the Amended and Restated Loan and Security Agreement between the Company and the Bank. The SVB Loan Amendment amends the Restated LSA.

Pursuant to the SVB Loan Amendment, the Bank extended an additional term loan to the Company on July 14, 2017 in the principal amount of $15,000,000 (the “Term Loan”), a portion of which was applied to repay in full the Company’s existing outstanding debt with the Bank under the Restated LSA. Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the Term Loan were $7.5 million.

The Term Loan matures on January 1, 2022 (the “Term Loan Maturity Date”). The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%, provided that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month, beginning on August 1, 2017.

From August 1, 2017 through January 1, 2019 (the “Interest-only Period”), the Company is required to make monthly payments of interest only. Thereafter, the Company is required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by the Company before the expiration of the above-described Interest-only Period, (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) the Company shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the Term Loan, including a 7.5% final payment fee of the Term Loan principal amount.

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our Phase 1/2 clinical trial of ProTmune, and initiate and conduct any additional clinical trials of ProTmune;
•	conduct our clinical trials of FATE-NK100, including under investigator-initiated clinical trial agreements with the University of Minnesota and under our own Investigational New Drug application;

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

In connection with the Agreement, we have recognized $1.0 million and $2.1 million, respectively during the three and six months ended June 30, 2017, as collaboration revenue in the consolidated statements of operations. Total revenue recognized under the Agreement for the three and six months ended June 30, 2016 was $1.0 million and $2.3 million, respectively. As of June 30, 2017, aggregate deferred revenue related to the Agreement was $3.9 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cell programming technology, and as we perform research activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering and Juno. Our current planned research and development activities over the next twelve months consist primarily of the following:

•

conducting our Phase 1/2 clinical trial of ProTmune, and initiating and conducting any additional clinical trials for ProTmune, to examine its safety and efficacy in adult patients with hematologic malignancies undergoing allogeneic HCT;

•

conducting our clinical trials of FATE-NK100, including under investigator-initiated clinical trial agreements with the University of Minnesota and under our own Investigational New Drug application, to examine its safety and efficacy in cancer;

•

conducting preclinical research, process development and clinical translation activities to investigate the therapeutic potential of our immuno-oncology programs, including our off-the-shelf NK- and T-cell cancer immunotherapies derived from engineered induced pluripotent stem cell lines;

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$1,026	$1,027	$(1)
Research and development expense	7,927	6,782	1,145
General and administrative expense	2,669	2,249	420
Total other expense, net	75	404	(329)

Revenue. During the three months ended June 30, 2017 and 2016, we recognized revenue of $1.0 million, under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $7.9 million for the three months ended June 30, 2017, compared to $6.8 million for the three months ended June 30, 2016. The increase in research and development expenses primarily includes the following changes:

•	$0.5 million increase in facility rent expense due to our office and lab space expansion;
•

$0.4 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities; and

•

$0.3 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to employee headcount costs to support our clinical development and research activities.

General and administrative expenses.  General and administrative expenses were $2.7 million for the three months ended June 30, 2017, compared to $2.2 million for the three months ended June 30, 2016.  The increase in general and administrative expenses primarily relates to a $0.3 million increase in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.1 million for the three months ended June 30, 2017 and $0.4 million for the three months ended June 30, 2016. Other expense, net for each period consisted primarily of interest expense relating to our term loans with

Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$2,053	$2,349	$(296)
Research and development expense	15,893	13,418	2,475
General and administrative expense	5,701	4,851	850
Total other expense, net	230	865	(635)

Revenue. During the six months ended June 30, 2017 and 2016, we recognized revenue of $2.1 million and $2.3 million, respectively, under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $15.9 million for the six months ended June 30, 2017, compared to $13.4 million for the six months ended June 30, 2016. The increase in research and development expenses primarily includes the following changes:

•	$1.2 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities;
•

$0.9 million increase in compensation and benefits expense, including employee stock-based compensation expense, relating to employee headcount costs to support our clinical development and research activities; and

•	$0.6 million increase in facility rent expense due to our office and lab space expansion.

General and administrative expenses.  General and administrative expenses were $5.7 million for the six months ended June 30, 2017, compared to $4.9 million for the six months ended June 30, 2016.  The increase in general and administrative expenses primarily relates to a $0.5 million increase in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.2 million for the six months ended June 30, 2017 and $0.9 million for the six months ended June 30, 2016. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2017, we had an accumulated deficit of $195.6 million and anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $14.8 million for the six months ended June 30, 2016 to $16.3 million for the six months ended June 30, 2017. The primary driver of this change in cash used in operating activities was our increase in net loss for the periods presented, partially offset by a decrease in prepaid expenses and other assets.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of June 30, 2017, we have received a total of $4.3 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of June 30, 2017, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of June 30, 2017, no royalties have been received by us.

Investing Activities

During the six months ended June 30, 2017 and 2016, investing activities used cash of $37.0 million and $10.6 million, respectively. During the six months ended June 30, 2017, we purchased $40.0 million in U.S. Treasuries as short-term investments, offset by $3.5 million in maturities of these short-term investments. During the six months ended June 30, 2016, we purchased $16.2 million in U.S. Treasuries as short-term investments, offset by $6.0 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2017, financing activities used cash of $4.2 million, which primarily consisted of $4.1 million of principal payments on our term loans outstanding with Silicon Valley Bank.

For the six months ended June 30, 2016, financing activities used cash of $3.6 million, which primarily consisted of $3.8 million of principal payments on our term loans outstanding with Silicon Valley Bank.

From our inception through June 30, 2017, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2017, we had aggregate cash and cash equivalents and short-term investments of $71.0 million.

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

On July 14, 2017, the Company and the Bank entered into an amendment (the “SVB Loan Amendment”) of the Restated LSA where the Bank extended an additional term loan to the Company in the principal amount of $15.0 million (the “Term Loan”), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA.  Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the Term Loan were $7.5 million.

The Term Loan matures on January 1, 2022 (the “Term Loan Maturity Date”). The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%, provided that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month, beginning on August 1, 2017. From August 1, 2017 through January 1, 2019 (the “Interest-only Period”), the Company is required to make monthly payments of interest only. Thereafter, the Company is required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by the Company before the expiration of the above-described Interest-only Period, (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) the Company shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the Term Loan, including a 7.5% final payment fee of the Term Loan principal amount.

Subject to certain conditions, including the payment of a prepayment fee in the amount of (x) 3% of the principal amount of the Term Loan for any prepayment made through July 14, 2018 or (y) 1% of the principal amount of the Term Loan for any prepayment made after July 14, 2018 and on or before July 14, 2019, the Company may voluntarily prepay all, but not less than all, of the Term Loan.

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share.

We are required under the Loan Agreement, as amended by the SVB Loan Amendment, to maintain our deposit and securities accounts with the Bank and to comply with various default clauses and operating covenants that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

Shelf Registration Statement

In October 2014, the SEC declared effective a shelf registration statement filed by us in October 2014. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of August 14, 2017, after taking into account our May 2015 public offering of common stock, we are eligible to issue an aggregate of $65.5 million in securities under the shelf registration statement.

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

We believe our existing cash and cash equivalents and short-term investments as of June 30, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Contractual Obligations and Commitments

In July 2017, we entered into the SVB Loan Amendment with the Bank.  Pursuant to the SVB Loan Amendment, the Bank extended a term loan to us in an aggregate principal amount of $15.0 million. See Notes 5 and 7 of the Condensed Consolidated Financial Statements for further details.

We lease office and laboratory space under non-cancelable operating leases. Effective as of June 1, 2016, we entered into an amendment to our existing facilities lease agreement extending the term of the lease through June 2023 and leasing additional space comprising approximately 24,000 square feet in the same building as our existing space. As of June 30, 2017, aggregate future minimum payments under these operating leases are $13.4 million. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Our outstanding debt under the SVB Loan Amendment bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%, provided that in no event shall such interest rate exceed 8.25%. Given the floor and ceiling of the interest rate, the maximum interest expense increase of a 10% change in market interest rates would be $0.1 million annually and would not have a material impact on our financial condition and/or results of operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

We have not completed the clinical trials necessary to support an application for approval to market ProTmune or FATE-NK100. Furthermore, we have not initiated or conducted any clinical trials necessary to support an application for approval to market any of our product candidates created from master pluripotent cell lines or any other product candidates that we may identify. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

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

•

failure, by us, cell processing facilities at our clinical trial sites, or third parties that we contract with, to manufacture certain of our product candidates consistently in accordance with our protocol-specified processes and applicable regulatory requirements;

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

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. For example, with respect to the development of ProTmune, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants, or HSCTs, and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our ability to develop ProTmune. Our ability, and the ability of investigators, to enroll patients in clinical trials that we are conducting or sponsoring, including in our current Phase 1/2 PROTECT clinical trial of ProTmune and our clinical trials of FATE-NK100, certain of which are investigator-initiated, is affected by factors including:

•	the ability to identify, solicit and recruit a sufficient number of patients;
•	severity of the disease under investigation;
•	design of the trial protocol;
•	the relatively small size and nature of the patient population for the trial in question;
•	eligibility criteria for the trial in question;
•	perceived risks and benefits of the product candidate under study;
•	the availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted;
•	the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Developing therapeutic products, including conducting preclinical studies, process development and manufacturing activities, and clinical trials of cellular immunotherapies, is expensive. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. However, our resources will likely be insufficient to conduct research and development programs, process development and manufacturing activities, and clinical development to the full extent currently planned. We will require substantial additional capital to conduct the research and development, process development, manufacturing, and clinical and regulatory activities necessary to bring any of our product candidates to market. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our current Phase 1/2 PROTECT clinical trial of ProTmune, the Phase 1 clinical trials of FATE-NK100, certain of which are being conducted under an investigator-initiated clinical trial agreement with the University of Minnesota, and any additional clinical trials we may initiate, conduct or support for our product candidates;

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

Our clinical development of ProTmune and FATE-NK100, and the initiation of clinical development of our other product candidates, could be substantially delayed if the FDA requires us to conduct unanticipated studies, including preclinical studies, or clinical trials or imposes other requirements or restrictions, including on the manufacture of our product candidates.

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trial of ProTmune or FATE-NK100, or initiating and conducting any future clinical trials of ProTmune, FATE-NK100 or our other product candidates, including our iPSC-derived cell product candidates. Additionally, the FDA may in the future have comments, or impose requirements, on our protocols or processes for conducting clinical trials of ProTmune, FATE-NK100, or our iPSC-derived cell product candidates, including the protocols, materials, and processes we use to manufacture our product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, materials, or processes, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates, including ProTmune, FATE-NK100, and our iPSC-derived cell product candidates, for a variety of reasons, including:

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

•	the proprietary rights of third parties, which may preclude us from developing, manufacturing or commercializing a product candidate;
•	determining that a product candidate may be uneconomical to develop, manufacture, or commercialize, or may fail to achieve market acceptance or adequate reimbursement;
•	our inability to secure strategic partners which may be necessary for advancement of a product candidate into or through clinical development, regulatory approval and commercialization; or
•	our prioritization of other product candidates for advancement.

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

The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. We will need to standardize the process for manufacturing ProTmune and FATE-NK100, and any product that is used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our processes, protocols, and materials used for the manufacture of ProTmune, FATE-NK100, or our other product candidates.

While our clinical product candidates ProTmune and FATE-NK100 are currently manufactured by third-party cell processing facilities, including third-party facilities operated by or affiliated with our clinical sites, we may be required to identify alternative processes for the manufacture of ProTmune or FATE-NK100 in compliance with applicable regulatory requirements, and in the future we may manufacture ProTmune and FATE-NK100 at facilities operated by us. Any requirements to modify our manufacturing processes, and any delays in, or inability to, establish manufacturing processes acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for such product candidates.

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

Further, we are still developing reproducible and commercial-scale manufacturing processes for our product candidates, including our proposed iPSC-derived cell product candidates, and we will need to transfer these manufacturing processes to third parties, including larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, to support commercialization of any approved product candidates. We may run into technical or scientific issues related to manufacturing or development of any of our product candidates, including problems establishing manufacturing sites or processes acceptable to the FDA, that we may be unable to resolve in a timely manner or with available funds. In addition, we may experience technical issues or delays in transferring our internal manufacturing processes to third parties for manufacture of our product candidates for conduct of clinical trials or for commercialization of our product candidates.

In addition, we will make changes as we work to optimize our manufacturing processes, and we cannot be sure that even minor changes in the processes will not result in changes to the efficacy and safety of our product candidates. In some circumstances, changes in a manufacturing process, including to our protocols or materials used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates.

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

Patients treated with ProTmune or FATE-NK100 in our ongoing clinical trials, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing ProTmune, FATE-NK100, or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune, FATE-NK100, or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

We currently rely, and expect to continue to rely, on third-party suppliers for components necessary for the manufacture of our product candidates, including ProTmune and FATE-NK100. We have not entered into, and may not be able to enter into, agreements for the supply of certain components. Even if we are able to enter into such agreements, we may be limited to a sole third-party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. Additionally, to date, we and our clinical cell processing facilities have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of ProTmune and FATE-NK100 from third parties. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and we do not have any current contractual relationships for the supply of these materials. Accordingly, we may incur delays or increased costs due to any interruption in supply, and we cannot guarantee that we will have an adequate supply of components, equipment, materials and disposables to complete our planned clinical development and commercialization of our product candidates.

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing processes or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete, our clinical development and commercialization of our product candidates, including ProTmune and FATE-NK100. Additionally, any such change or modification may adversely affect the safety, efficacy or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

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

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, or obtain and maintain patent protection for our technology and product candidates, other companies could develop products based on our discoveries, which may reduce demand for our products and harm our business.

Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection for our product candidates, the processes used to manufacture them and the methods for using them, and also for our cell programming technology in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates or otherwise exploiting our cell programming approach. The scope of patent protection in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. We own and have exclusive licenses to patent portfolios for our product candidates and cell programming technology, although we cannot be certain that our existing patents and patent applications provide adequate protection or that any additional patents will issue to us with claims that provide adequate protection of our other product candidates. Further, we cannot predict the breadth of claims that may be enforced in our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. If we are unable to secure and maintain protection for our product candidates and cell programming technology, or if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition, reexamination, review, reissue, post grant review or invalidity proceedings before U.S. or non-U.S. patent offices. The scope, validity or enforceability of our patents or the patents of our licensors may be challenged in such proceedings in either the courts or patent offices in the United States and abroad, and our business may be harmed if the coverage of our patents or the patents of our licensors is narrowed, or if a patent of ours or our licensors is judged invalid or unenforceable, in any such proceedings. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Even if we obtain patents covering our product candidates, once the patent life has expired for a product, we may be open to competition from other products.

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

We may be involved in litigation or other proceedings relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may be required to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive, and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in any such proceeding. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace

There also is a risk that a court or patent office in such proceeding will decide that our patents or the patents of our licensors are not valid or are not enforceable, and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. If we were not successful in defending our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing, or increase the costs of commercializing, our product candidates.

Our success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Changes in the patent law in the United States could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and technology.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

We expect to face uncertainty regarding the pricing of ProTmune, FATE-NK100, and any other product candidates that we may develop. If pricing policies for our product candidates are unfavorable, our commercial success will be impaired.

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

Risks Related to Our Business and Industry

The success of our product candidates, including ProTmune and FATE-NK100, is substantially dependent on developments within the field of HSCT and cellular immunotherapy, some of which are beyond our control.

Our product candidates, including ProTmune and FATE-NK100, are designed and are being developed as therapeutic entities for use as cellular immunotherapies. Any adverse developments in the field of cellular immunotherapy generally, and in the practice of HSCT in particular, will negatively affect our ability to develop and commercialize our product candidates. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the need for patients to undergo HSCT procedures is obviated due to the development and commercialization of therapeutics targeting the underlying cause of diseases addressed by HSCT, our business prospects will be significantly harmed.

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

In July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, or SVB, pursuant to which we were extended term loans in the aggregate principal amount of $20.0 million. In July 2017, we entered into an amendment to the loan and security agreement, pursuant to which SVB extended an additional term loan to us in the aggregate principal amount of $15.0 million, a portion of which was applied to repay in full our previously outstanding debt to SVB under the agreement.  Borrowings under the loan and security agreement, as amended, are secured by substantially all of our assets, excluding certain intellectual property rights. The loan and security agreement restricts our ability, among other things, to:

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc., or Juno, for the identification and application of small molecule modulators for programming the therapeutic properties of genetically engineered chimeric antigen receptor (“CAR”) and T-cell receptor (“TCR”) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any therapies using our modulators be developed and commercialized. Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors. For example, we may be unable to identify small molecule modulators that are effective in modulating genetically engineered T-cell therapies, or Juno may elect not to develop any genetically engineered T-cell therapies incorporating any modulators that are identified through the collaboration. Additionally, Juno may terminate the agreement upon six (6) months’ written notice to us. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30 2017, we had an accumulated deficit of $195.6 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of August 10, 2017, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 73.83% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 78.92%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016.  We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017.  As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. In addition, we have an effective shelf registration statement on file with the SEC that provides for the sale of up to $65.5 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units by us, and Juno is entitled to registration rights with respect to shares of our common stock held by it. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, we are party to an amended and restated loan and security agreement, as amended, with SVB, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards and other pre-change tax benefits (such as research tax credits) attributable to the period prior to such change. We triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that there were no ownership changes from May 2015 through March 2017. We may experience ownership changes as a result of shifts in our stock ownership in the future or subsequent to ownership change analyses. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.

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

Fate Therapeutics, Inc.

Date: August 14, 2017	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Warrant to Purchase Common Stock issued to Silicon Valley Bank on July 14, 2017	—	—	—	Filed herewith

10.1	First Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated July 14, 2017	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith