Form 10-Q
period 2017-09-30
FATE THERAPEUTICS INC
filed 2017-11-01
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 41,685,695 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,231	$88,609
Short-term investments and related maturity receivables	25,983	3,503
Prepaid expenses and other current assets	825	1,211
Total current assets	70,039	93,323
Property and equipment, net	2,490	1,579
Restricted cash	122	122
Other assets	24	24
Total assets	$72,675	$95,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,198	$934
Accrued expenses	5,413	3,957
Current portion of deferred rent	—	4
Current portion of deferred revenue	2,105	2,105
Long-term debt, current portion	—	8,187
Total current liabilities	9,716	15,187
Deferred rent	1,090	101
Deferred revenue	1,250	2,829
Accrued expenses	81	1,276
Long-term debt, net of current portion	14,789	2,501
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2017 and December 31, 2016; 2,819,549 Class A Convertible Preferred shares issued and outstanding at September 30, 2017 and December 31, 2016	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at September 30, 2017 and December 31, 2016; issued and outstanding—41,457,155 at September 30, 2017 and 41,386,506 at December 31, 2016	41	41
Additional paid-in capital	252,019	248,957
Accumulated other comprehensive loss	(13)	(1)
Accumulated deficit	(206,301)	(175,846)
Total stockholders’ equity	45,749	73,154
Total liabilities and stockholders’ equity	$72,675	$95,048

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Collaboration revenue	$1,026	$1,026	$3,079	$3,375
Operating expenses:
Research and development	8,578	6,804	24,471	20,222
General and administrative	2,788	2,611	8,489	7,462
Total operating expenses	11,366	9,415	32,960	27,684
Loss from operations	(10,340)	(8,389)	(29,881)	(24,309)
Other income (expense):
Interest income	152	37	400	95
Interest expense	(378)	(385)	(856)	(1,308)
Loss on extinguishment of debt	(118)	—	(118)	—
Total other expense, net	(344)	(348)	(574)	(1,213)
Net loss	$(10,684)	$(8,737)	$(30,455)	$(25,522)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	26	(8)	(12)	3
Comprehensive loss	$(10,658)	$(8,745)	$(30,467)	$(25,519)
Net loss per common share, basic and diluted	$(0.26)	$(0.27)	$(0.74)	$(0.85)
Weighted-average common shares used to compute basic and diluted net loss per share	41,428,845	32,090,174	41,407,995	29,920,075

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Operating activities
Net loss	$(30,455)	$(25,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681	678
Stock-based compensation	2,711	2,365
Amortization of debt discounts and debt issuance costs	62	111
Amortization of premiums and discounts on investments, net	(21)	158
Noncash interest expense	227	396
Deferred rent	816	(8)
Deferred revenue	(1,579)	(1,875)
Loss on extinguishment of debt	30	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	387	81
Accounts payable and accrued expenses	957	1,344
Net cash used in operating activities	(26,184)	(22,272)
Investing activities
Purchase of property and equipment	(928)	(417)
Purchases of short-term investments	(39,971)	(19,675)
Maturities of short-term investments	17,500	10,000
Net cash used in investing activities	(23,399)	(10,092)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	172	167
Proceeds from private placement issuance of common stock, net of issuance costs	—	10,201
Issuance costs from private placement of common stock	(65)	—
Issuance costs from private placement of preferred stock	(128)	—
Proceeds from long-term debt	15,000	—
Payments on long-term debt	(10,764)	(5,714)
Payments of debt issuance costs	(10)	—
Net cash provided by financing activities	4,205	4,654
Net change in cash, cash equivalents and restricted cash	(45,378)	(27,710)
Cash, cash equivalents and restricted cash at beginning of the period	88,731	64,931
Cash, cash equivalents and restricted cash at end of the period	$43,353	$37,221

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

As of September 30, 2017, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash flows as of September 30, 2017 (in thousands):

September 30, 2017
Cash and cash equivalents	$43,231
Restricted cash	122
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$43,353

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed by the Company with the SEC on March 16, 2017. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which were issued upon the early exercise of stock options and were subject to future vesting totaling zero and 4,378 shares for the three and nine months ended September 30, 2016, respectively. No such shares were outstanding during the three and nine months ended September 30, 2017. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and nine months ended September 30, 2017, the Company realized a net loss of $10.7 million and $30.5 million, respectively. Shares of potentially dilutive securities totaled 20.5 million for the three and nine months ended September 30, 2017, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 6.2 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18 “ASU 2016-18”. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. As early adoption of this amendment is permitted, the Company has adopted the update retrospectively to each period presented during the interim period ended September 30, 2017. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue. For public business entities, ASU 2014-09 is effective beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt ASU 2014-09 in the first quarter of 2018. The Company is currently evaluating the effect that the updated standard and transition method will have on its internal processes, financial statements and related disclosures.

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

Total revenue recognized under the Agreement for the three and nine months ended September 30, 2017 was $1.0 million and $3.1 million, respectively. Total revenue recognized under the Agreement for the three and nine months ended September 30, 2016 was $1.0 million and $3.4 million, respectively. As of September 30, 2017, aggregate deferred revenue related to the Agreement was $3.4 million.

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

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2017, and December 31, 2016 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2017
U.S. Treasury debt securities	1 or less	25,996	(13)	—	25,983
Total		$25,996	$(13)	$—	$25,983

December 31, 2016
U.S. Treasury debt securities	1 or less	3,504	(1)	—	3,503
Total		$3,504	$(1)	$—	$3,503

The Company reviewed its investment holdings as of September 30, 2017 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During each of the three and nine months ended September 30, 2017 and 2016, respectively, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Cash equivalents	$43,231	$43,231	$—	$—
U.S. Treasury debt securities	25,983	25,983	—	—
Total assets	$69,214	$69,214	$—	$—

As of December 31, 2016:
Cash equivalents	$88,609	$88,609	$—	$—
U.S. Treasury debt securities	3,503	3,503	—	—
Total assets	$92,112	$92,112	$—	$—

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

As of September 30, 2017, and December 31, 2016, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and other employee benefits	$1,597	$1,505
Accrued clinical trial related costs	2,287	1,043
Accrued other	1,529	1,409
Current accrued expenses	$5,413	$3,957

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30, 2017	December 31, 2016
Long-term debt	$15,000	$10,765
Less debt issuance costs and discount, net of current portion	(211)	(7)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,789	10,758
Less current portion of long-term debt	—	(8,257)
Long-term debt, net	$14,789	$2,501
Current portion of long-term debt	$—	$8,257
Less current portion of debt issuance costs and discount	—	(70)
Current portion of long-term debt, net	$—	$8,187

SVB Loan Amendment

On July 14, 2017 (the “First Amendment Effective Date”), the Company entered into the First Amendment (the “SVB Loan Amendment”) to the Amended and Restated Loan and Security Agreement (the “Restated LSA”) between the Company and Silicon Valley Bank (the “Bank”) dated July 30, 2014. The SVB Loan Amendment amends the Restated LSA.

Pursuant to the SVB Loan Amendment, the Bank extended an additional term loan to the Company on July 14, 2017 in the principal amount of $15.0 million (the “2017 Term Loan”), a portion of which was applied to repay in full the Company’s existing outstanding debt with the Bank under the Restated LSA, which included outstanding principal, accrued interest, and final payment fees. Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the 2017 Term Loan were $7.5 million. The net proceeds of the 2017 Term Loan are expected to be used for working capital purposes, including the advancement of the Company’s clinical and research programs.

The 2017 Term Loan matures on January 1, 2022 (the “Term Loan Maturity Date”) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of September 30, 2017 was 7.75%.

From August 1, 2017 through January 1, 2019 (the “Interest-only Period”), the Company is required to make monthly payments of interest only. Thereafter, the Company is required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by the Company before the expiration of the above-described Interest-only Period, at the Company’s election (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) the Company shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule.

The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5%, or $1.1 million, final payment fee. This final payment fee is accrued as interest expense over the term of the 2017 Term Loan and recorded in accrued expenses.

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a fully exercisable warrant (the “2017 Warrant”) to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. The 2017 Warrant expires in July 2024. The aggregate fair value of the 2017 Warrant was determined to be $0.2 million using the Black-Scholes option pricing model and was recorded as a debt discount on the 2017 Term Loan. This debt discount is amortized to interest expense over the term of the 2017 Term Loan using the effective interest method. The Company determined the effective interest rate of the 2017 Term Loan to be 10.2% as of the First Amendment Effective Date.

The Company determined the repayment of the Restated LSA and issuance of the 2017 Term Loan was a debt extinguishment, and accounted for the 2017 Term Loan at fair value as of the First Amendment Effective Date, accordingly. During the three months ended September 30, 2017, the Company recorded a loss on debt extinguishment of $0.1 million, which was primarily related to the unaccrued amount of the final payment fee under the Restated LSA that was paid in connection with the 2017 Term Loan.

The Company is required under its loan agreement with the Bank to maintain its deposit and securities accounts with the Bank and to comply with various operating covenants and default clauses. A breach of any of these covenants or clauses could result in a default under the agreement, which would cause all of the outstanding indebtedness under the facility to become immediately due and payable. The Company is in compliance with all such covenants and clauses.

For each of the three and nine months ended September 30, 2017, the Company recorded $0.4 million in aggregate interest expense related to the 2017 Term Loan.

Restated LSA

On July 30, 2014, the Company entered into the Restated LSA with the Bank, collateralized by substantially all of the Company’s assets, excluding certain intellectual property. Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the “Term A Loan”) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a “Term B Loan”). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

The Term A Loan and the Term B Loan were scheduled to mature on January 1, 2018 and June 1, 2018, respectively.

The Company was required to make a final payment fee of 7.5%, equaling $0.8 million, of the funded amount for each of the Term A Loan and Term B Loan on the respective maturity dates. These final payment fees were accrued as interest expense over the terms of the loans and recorded in accrued expenses.

In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the “2014 Warrants”) at an exercise price of $4.08 per share. The 2014 Warrants expire in December 2021 and remain outstanding as of September 30, 2017.

For the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $0.5 million, respectively, in aggregate interest expense related to the Term A and Term B Loans. For the three and nine months ended September 30, 2016, the Company recorded $0.4 million and $1.3 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with a prior debt agreement between the Company and the Bank in 2009 remain outstanding as of September 30, 2017, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space, comprising approximately 48,000 square feet, under a non-cancelable operating lease through June 2023. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of September 30, 2017, future minimum payments under the operating lease are $13.2 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease was accounted for as an operating lease and expired in September 2017. No future payments remain under the sublease.

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2016	3,910,350	$3.77
Granted	2,438,980	3.04
Canceled	(559,571)	3.59
Exercised	(70,649)	2.74
Balance at September 30, 2017	5,719,110	$3.49

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2016	525,250	$4.89
Granted	—	—
Canceled	(75,000)	4.89
Vested	—	—
Balance at September 30, 2017	450,250	$4.89

In October 2017, 225,125 shares of common stock underlying restricted stock units vested and were issued to certain employees.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$450	$461	$1,599	$1,352
General and administrative	421	322	1,112	1,013
	$871	$783	$2,711	$2,365

As of September 30, 2017, the outstanding options included 303,600 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at September 30, 2017 was $0.6 million.

As of September 30, 2017, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions determined not to be probable) was $6.5 million and is expected to be recognized as expense over a weighted average period of approximately 2.8 years.

As of September 30, 2017, the unrecognized compensation cost related to restricted stock units was $1.1 million which is expected to be recognized as expense over approximately 2.0 years.

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

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.0%	1.4%
Expected volatility	90.8%	81.3%
Remaining contractual term (in years)	8.6	6.9
Expected dividend yield	0.0%	0.0%

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

In connection with the Agreement, we have recognized $1.0 million and $3.1 million, respectively during the three and nine months ended September 30, 2017, as collaboration revenue in the consolidated statements of operations. Total revenue recognized under the Agreement for the three and nine months ended September 30, 2016 was $1.0 million and $3.4 million, respectively. As of September 30, 2017, aggregate deferred revenue related to the Agreement was $3.4 million.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense and debt extinguishment losses on amounts outstanding under our credit facilities.

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

The estimates and judgments involved in the accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 continue to be our critical accounting policies. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017.

See Note 1 to the Condensed Consolidated Financial Statements for information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$1,026	$1,026	$—
Research and development expense	8,578	6,804	1,774
General and administrative expense	2,788	2,611	177
Total other expense, net	344	348	(4)

Revenue. During each of the three months ended September 30, 2017 and 2016, we recognized revenue of $1.0 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $8.6 million for the three months ended September 30, 2017, compared to $6.8 million for the three months ended September 30, 2016. The increase in research and development expenses primarily includes the following changes:

•	$0.8 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities;
•	$0.4 million increase in facility rent expense due to an office and lab space expansion in January 2017; and
•

$0.3 million increase in employee compensation and benefits expense, including employee stock-based compensation expense, relating to employee headcount costs to support our clinical development and research activities.

General and administrative expenses.  General and administrative expenses were $2.8 million for the three months ended September 30, 2017, compared to $2.6 million for the three months ended September 30, 2016.  The increase in general and administrative expenses primarily relates to:

•	$0.1 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$0.1 million increase in facility rent expense due to an office and lab space expansion in January 2017.

Other expense, net.  Other expense, net was $0.3 million for each of the three months ended September 30, 2017 and September 30, 2016. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums). The three months ended September 30, 2017 also included a $0.1 million loss on debt extinguishment related to the amendment of our loan agreement with Silicon Valley Bank.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,		Increase/
	2017	2016	(Decrease)
Collaboration revenue	$3,079	$3,375	$(296)
Research and development expense	24,471	20,222	4,249
General and administrative expense	8,489	7,462	1,027
Total other expense, net	574	1,213	(639)

Revenue. During the nine months ended September 30, 2017 and 2016, we recognized revenue of $3.1 million and $3.4 million, respectively, under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $24.5 million for the nine months ended September 30, 2017, compared to $20.2 million for the nine months ended September 30, 2016. The increase in research and development expenses primarily includes the following changes:

•	$2.1 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities;
•

$1.2 million increase in employee compensation and benefits expense, including employee stock-based compensation expense, relating to employee headcount costs to support our clinical development and research activities; and

•	$1.0 million increase in facility rent expense due to an office and lab space expansion in January 2017.

General and administrative expenses.  General and administrative expenses were $8.5 million for the nine months ended September 30, 2017, compared to $7.5 million for the nine months ended September 30, 2016. The increase in general and administrative expenses primarily includes the following changes:

•	$0.5 million increase in intellectual property-related expenses;
•	$0.2 million increase in third-party professional consultant and service provider expenses; and
•	$0.1 million increase in facility rent expense due to an office and lab space expansion in January 2017.

Other expense, net.  Other expense, net was $0.6 million for the nine months ended September 30, 2017 and $1.2 million for the nine months ended September 30, 2016. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums). The nine months ended September 30, 2017 also included a $0.1 million loss on debt extinguishment related to the amendment of our loan agreement with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2017, we had an accumulated deficit of $206.3 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $22.3 million for the nine months ended September 30, 2016 to $26.2 million for the nine months ended September 30, 2017. The primary driver of this change in cash used in operating activities was our increase in net loss for the periods presented, partially offset by an increase in deferred rent.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of September 30, 2017, we have received a total of $4.8 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of September 30, 2017, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of September 30, 2017, no royalties have been received by us.

Investing Activities

During the nine months ended September 30, 2017 and 2016, investing activities used cash of $23.4 million and $10.1 million, respectively. During the nine months ended September 30, 2017, we purchased $40.0 million in U.S. Treasuries as short-term investments, offset by $17.5 million in maturities of short-term investments. During the nine months ended September 30, 2016, we purchased $19.7 million in U.S. Treasuries as short-term investments, offset by $10.0 million in maturities of short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2017, financing activities provided cash of $4.2 million, which primarily consisted of $15.0 million of proceeds from our July 14, 2017 loan agreement with Silicon Valley Bank, offset by $10.8 million of principal payments on our term loans outstanding with Silicon Valley Bank.

For the nine months ended September 30, 2016, financing activities provided cash of $4.7 million, which consisted of $10.2 million of net proceeds from our private placement of common stock completed in August 2016, offset by $5.7 million of principal payments on our term loans outstanding with Silicon Valley Bank.

From our inception through September 30, 2017, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2017, we had aggregate cash and cash equivalents and short-term investments of $69.2 million.

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

On July 14, 2017, the Company and the Bank entered into an amendment (the “SVB Loan Amendment”) of the Restated LSA where the Bank extended an additional term loan to the Company in the principal amount of $15.0 million (the “2017 Term Loan”), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA.  Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the Term Loan were $7.5 million.

The 2017 Term Loan matures on January 1, 2022 (the “Term Loan Maturity Date”). The 2017 Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. From August 1, 2017 through January 1, 2019 (the “Interest-only Period”), the Company is required to make monthly payments of interest only. Thereafter, the Company is required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by the Company before the expiration of the above-described Interest-only Period, (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) the Company shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5% final payment fee.

Subject to certain conditions, including the payment of a prepayment fee in the amount of (x) 3% of the principal amount of the Term Loan for any prepayment made through July 14, 2018 or (y) 1% of the principal amount of the Term Loan for any prepayment made after July 14, 2018 and on or before July 14, 2019, the Company may voluntarily prepay all, but not less than all, of the 2017 Term Loan.

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

Registration Statements on Form S-3

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of November

1, 2017, we are eligible to issue an aggregate of $100.0 million in securities under the shelf registration statement.  In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described below.

In October 2017, a shelf registration statement filed by us in October 2014 (File No. 333-199107) expired.

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

We believe our existing cash and cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

We lease office and laboratory space, comprising approximately 48,000 square feet, under a non-cancelable operating lease through June 2023. As of September 30, 2017, aggregate future minimum payments under the operating lease are $13.2 million. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

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

•

failure, by us, cell processing facilities at our clinical trial sites, or third parties that we contract with, to manufacture certain of our product candidates consistently in accordance with our protocol-specified manufacturing requirements and applicable regulatory requirements;

•

our failure, or the failure of investigators, third-party service providers, or clinical trial sites, to ensure the proper and timely conduct of and analysis of data from clinical trials of our product candidates;

•	inability to reach agreement on clinical trial design and parameters with regulatory authorities, investigators and IRBs;

•	obtaining sufficient quantities of critical reagents and other materials and equipment necessary for the manufacture of any product candidate;
•	data monitoring committees recommending suspension, termination or a clinical hold for various reasons, including concerns about patient safety;
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

•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, or other costs we may incur, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

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

Our clinical development of ProTmune and FATE-NK100, and the initiation of clinical development of our other product candidates, could be substantially delayed if we are required to conduct unanticipated studies, including preclinical studies or clinical trials, or if the FDA imposes other requirements or restrictions including on the manufacture, of our product candidates.

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials of ProTmune or FATE-NK100, or initiating and conducting any future clinical trials of ProTmune, FATE-NK100 or our other product candidates, including our iPSC-derived cell product candidates. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials of ProTmune, FATE-NK100, or our iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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
•

difficulties in manufacturing a product candidate, including the inability to manufacture a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under protocols and processes and with materials and facilities acceptable to the FDA for the conduct of clinical trials or for marketing approval;

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

Additionally, we will only obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing operations are sufficient to support approval. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales, which will harm our business, prospects, financial condition and results of operations.

Manufacture of our product candidates, particularly our proposed iPSC-derived cell product candidates, is complex. Our plans for clinical development and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. We will need to standardize the process for manufacturing ProTmune and FATE-NK100, and any product that is used in registrational clinical trials must be manufactured in compliance with FDA regulatory requirements. In addition, the FDA may impose additional requirements on our protocols, processes, materials and facilities used for the manufacture of ProTmune, FATE-NK100, or our other product candidates.

While our clinical product candidates ProTmune and FATE-NK100 are currently manufactured by third-party cell processing facilities, including third-party facilities operated by or affiliated with our clinical sites, we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of ProTmune or FATE-NK100 in compliance with applicable regulatory requirements, and in the future we may manufacture ProTmune and FATE-NK100 at facilities operated by us. Any requirements to modify our manufacturing protocols, processes, materials or facilities, and any delays in, or inability to, establish manufacturing operations acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates could require us to incur additional development costs or result in delays to our clinical development plans, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for such product candidates.

In addition, the manufacturing operations required for producing our proposed iPSC-derived cell product candidates may be complex, as these processes are novel and have not been validated for clinical and commercial production. Any product candidates that we develop using iPSCs will require processing steps that are more complex than those required for most small molecule drugs and other cellular immunotherapies.

Further, we are still developing reproducible and commercial-scale manufacturing operations for our product candidates, including our proposed iPSC-derived cell product candidates, and we will need to transfer protocols, processes and materials to third parties, including larger-scale facilities operated by either a contract manufacturing organization, or CMO, or by us, to support commercialization of any approved product candidates. We may run into technical or scientific issues related to manufacturing or development of any of our product candidates, including problems establishing manufacturing sites or processes acceptable to the FDA, that we may be unable to resolve in a timely manner or with available funds. In addition, we may experience technical issues or delays in transferring our internal manufacturing protocols, processes or materials to third parties for manufacture of our product candidates for conduct of clinical trials or for commercialization of our product candidates.

In addition, we will make changes as we work to optimize our manufacturing operations, and we cannot be sure that even minor changes in these operations will not result in changes to the efficacy and safety of our product candidates. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates.

Problems with our manufacturing operations, even minor deviations from the normal protocols, processes or materials, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Results from preclinical testing, process development and manufacturing activities, and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future results, including clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, while an independent data monitoring committee recommended the initiation of the blinded Phase 2 stage of our PROTECT study based on a review of the data available in September 2017 from the open-label Phase 1 stage, ProTmune may not continue to demonstrate safety as the subjects treated in the Phase 1 stage continue to progress. Additionally, ProTmune may not demonstrate in the Phase 2 stage of PROTECT, or in subsequent trials, an adequate safety or efficacy profile to support further development or commercialization.

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

Even if our current and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. Our failure to meet the requirements to support marketing approval for our product candidates in our ongoing and future clinical trials would substantially harm our business and prospects.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current good manufacturing practices, or cGMP, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

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

Risks Related to Our Reliance on Third Parties

We currently depend on third-party cell processing facilities for the manufacture of ProTmune and FATE-NK100 under specific conditions. Any failure by these facilities to manufacture our product candidates consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, these product candidates.

Clinical cell processing facilities operated by or affiliated with our clinical sites currently manufacture ProTmune and FATE-NK100 for use in our clinical trials of these product candidates. We will be required by the FDA to standardize the manufacture of ProTmune and FATE-NK100, and any other product candidates we may develop, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune and FATE-NK100 for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of these product candidates for commercialization may require each of the clinical cell processing facilities at which ProTmune and FATE-NK100 are  manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a biologics license application, or BLA, or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with the FDA’s requirements and to properly execute the protocol for the manufacture of any of our product candidates. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture any of our product candidates, including ProTmune and FATE-NK100, in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of such product candidate, which may require us to spend significant additional time and resources, and would impair our ability to manufacture, complete the clinical development of, and to commercialize, such product candidate. To comply with applicable regulatory and manufacturing requirements, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory or manufacturing requirements, it will be restricted or prohibited from manufacturing such product candidate and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune or FATE-NK100 may adversely affect the safety and efficacy profile of such product candidate or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune or FATE-NK100 in both the clinical and the commercial setting, which would have an adverse effect on our business.

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

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete, our clinical development and commercialization of our product candidates, including ProTmune and FATE-NK100. Additionally, any such change or modification may adversely affect the safety, efficacy or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

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

If these third parties and CROs do not successfully carry out their contractual duties or obligations, meet expected deadlines or successfully complete activities as planned, or if the quality or accuracy of the research, preclinical development, process development, manufacturing, or clinical data they obtain is compromised due to the failure to adhere to applicable regulatory and manufacturing requirements or for other reasons, our research, preclinical development, process development and manufacturing activities, and clinical trials, and the development of our product candidates, may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Further, if our agreements with third parties or CROs are terminated for any reason, the development of our product candidates may be delayed or impaired, and we may be unable to advance our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

In addition, we do not own any facility that may be used as a clinical-scale manufacturing and processing facility. The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. Because we will not control all aspects of the manufacturing operations for each of our product candidates, we will be dependent on third parties, including cell processing facilities at sites conducting clinical trials of our product candidates, for manufacture of our product candidates in compliance with regulatory requirements, known as cGMP requirements. If such third parties cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection for our product candidates, the operations used to manufacture them and the methods for using them, and also for our cell programming technology in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates or otherwise exploiting our cell programming approach. The scope of patent protection in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. We own and have exclusive licenses to patent portfolios for our product candidates and cell programming technology, although we cannot be certain that our existing patents and patent applications provide adequate protection or that any additional patents will issue to us with claims that provide adequate protection of our other product candidates. Further, we cannot predict the breadth of claims that may be enforced in our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. If we are unable to secure and maintain protection for our product candidates and cell programming technology, or if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

We cannot guarantee that the manufacture, use or marketing of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, or any other product candidates that we develop, or the use of our cell programming technology, will not infringe third-party patents. There may be third-party patents or patent applications with claims to materials, cell compositions, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of the manufacture of any of our product candidates, any compositions formed during the manufacture, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all.

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

Our research and development and manufacturing operations involve the controlled use of hazardous materials including chemicals, biological materials and infectious disease agents. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our insurance coverage and our total assets.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2017, we had an accumulated deficit of $206.3 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of October 31, 2017, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 73.4% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 78.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016.  We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017.  As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. In addition, a shelf registration statement declared effective by the SEC in August 2017 provides for the sale by us of up to $100 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units, and for the resale by Juno of up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, we are party to an amended and restated loan and security agreement, as amended, with SVB, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Fate Therapeutics, Inc.

Date: November 1, 2017	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)