Form 10-K
period 2017-12-31
FATE THERAPEUTICS INC
filed 2018-03-05
CIK 1434316

“

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $122,330,000 as of June 30, 2017 based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 2, 2018 was 52,769,156.

INCORPORATION BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017 pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our ongoing and planned clinical trials, preclinical studies, and research and development programs;
•	our ability to advance our product candidates into, and to successfully conduct and complete, clinical trials;
•	the timing and likelihood of, and our ability to obtain and maintain regulatory approval of our product candidates;
•	the potential benefits of strategic collaboration agreements and our ability to enter into and maintain strategic arrangements;
•	our ability to enroll patients in our ongoing and planned clinical trials in a timely manner;
•

the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•	our ability to develop sales and marketing capabilities, whether alone or with actual or potential collaborators, to commercialize our product candidates, if approved;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
•	the potential scope and value of our intellectual property rights;
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

To create better cell therapies, we use an approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs), generate a clonal master iPSC line having preferred biological properties, and direct the fate of the clonal master iPSC line to create our cell therapy product candidate. We believe the use of clonal master iPSC lines may enable the creation of cell therapy product candidates that are well-defined and uniform in composition; that can be reproducibly manufactured at significant scale; and that can be used to treat a large number of patients in an off-the-shelf manner. Utilizing these therapeutic approaches, we program cells of the immune system, including natural killer (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

The following table summarizes our programmed cellular immunotherapies currently under development and our cell programming partnerships:

Program	Stage of Development	Therapeutic Area	Commercial Rights

Immuno-Oncology
FATE-NK100	Phase 1	Relapsed / Refractory AML	Worldwide
FATE-NK100	Phase 1	Recurrent Ovarian Cancer	Worldwide
FATE-NK100	Phase 1	Advanced Solid Tumors	Worldwide
FT500	Preclinical	Advanced Solid Tumors	Worldwide
FT516	Preclinical	Hematologic / Solid Tumors	Worldwide
FT819	Preclinical	Hematologic / Solid Tumors	Worldwide

Immuno-Regulation
ProTmune™	Phase 1/2	Prevention of Acute GvHD	Worldwide
ToleraCyte™	Preclinical	Type 1 Diabetes	Worldwide
FT300	Preclinical	Immune Disorders	Worldwide

Cell Programming Partnership
Engineered CAR / TCR T Cells [1]	Preclinical	Hematologic / Solid Tumors	Juno Therapeutics

Notes:

[1]	Collaboration excludes all cell types derived from induced pluripotent stem cells including engineered T cells.

Our Cell Programming Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of their medical benefit exists across a broad spectrum of severe, life-threatening diseases. One of the most successful and widespread applications of cell therapy is hematopoietic cell transplantation (HCT), with over 60,000 procedures performed worldwide on an annual basis. HCT holds curative potential for patients afflicted with hematologic malignancies, such as leukemia and lymphoma, and with rare genetic disorders, such as hemoglobinopathies, inherited metabolic disorders and immune deficiencies.

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

Human induced pluripotent stem cells (iPSCs) with their capacity to be indefinitely expanded and differentiated in culture into any type of cell in the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the award of the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent in many of the cell therapy product candidates undergoing development today, including the requirement to source, isolate, engineer and expand cells from an individual patient for subsequent delivery of the therapy to that same patient.

We believe iPSCs represent an ideal cell source for creating cell therapy products that are well-defined, uniform in composition, have a consistent and dose-dependent pharmacology profile, and can be delivered off-the-shelf for the treatment of large numbers of patients. We are applying our expertise in induced pluripotent stem cell biology to genetically engineer and single-cell isolate and select iPSCs for clonal expansion, characterization and cryopreservation as clonal master iPSC lines. We direct the fate of clonal master iPSC lines to create cells of the immune system, including NK cells, T cells and CD34+ cells, and are advancing a pipeline of off-the-shelf cellular immunotherapies derived from clonal master iPSC lines. Our iPSC product platform is supported by an intellectual property portfolio of over 100 issued patents and 100 pending patent applications that we own or license.

Our Business Strategy

Utilizing our cell programming approach, we seek to program immune cells, including NK cells, T cells and CD34+ cells, and to develop and commercialize first-in-class cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation. The key pillars of our business strategy are to:

•

Efficiently develop and commercialize first-in-class cellular immunotherapies for severe, life-threatening diseases where treatment options are limited. We are pioneering the development of first-in-class cellular immunotherapies for cancer and immune disorders. We seek to develop product candidates to improve the lives of patients with severe, life-threatening diseases with significant unmet need and where regulatory agencies offer efficient and expedited development and review programs, such as Fast Track designation, and/or market protection programs, such as Orphan Drug designation. For example, we are developing our product candidate ProTmune as a next-generation hematopoietic cell graft for the prevention of life-threatening complications, including graft-versus-host disease (GvHD), in patients undergoing donor cell-sourced, or allogeneic, HCT. GvHD is a leading cause of morbidity and mortality in patients undergoing allogeneic HCT, and there are currently no therapies approved by the U.S. Food and Drug Administration (FDA) for the prevention of GvHD, giving rise to a significant unmet medical need. The FDA has granted Fast Track designation, and the FDA and the European Commission have granted Orphan Drug Designation and Orphan Medicinal Product Designation, respectively, for ProTmune. We also intend to evaluate the potential to pursue expedited development and review programs for FATE-NK100, our first-in-class NK cell cancer immunotherapy comprised of adaptive memory NK cells, to support the product candidate’s development in certain indications. Due to high incidences of morbidity and mortality and the rare disease nature of many of our target indications, we believe clinical trials that we conduct will generally require relatively small numbers of subjects and that our development path to approval may be efficient.

•

Forge collaborations with leading researchers and top medical centers to accelerate development of and rapidly translate our first-in-class product candidates into first-in-human clinical trials. The research and development of first-in-class product candidates requires an exceptional team of people and scientific and clinical expertise across a range of disciplines. Additionally, first-in-human studies of first-in-class cell therapy product candidates are often conducted under investigator-sponsored clinical trials or at a small number of medical centers. We have and will continue to seek collaborations with leading researchers, investigators and top medical centers for the research, development, and clinical translation of our product candidates. Among our collaborations is a collaboration with the University of Minnesota, led by Dr. Jeffrey S. Miller, a renowned NK cell biologist and clinical investigator, to support the development of our FATE-NK100, FT500 and FT516 product candidates, and a collaboration with Memorial Sloan Kettering Cancer Center, led by Dr. Michel Sadelain, a renowned T-cell biologist and a recognized founder of chimeric antigen receptor (CAR) T-cell therapy, to support the development of engineered iPSC-derived CAR T-cell immunotherapies, including FT819. We believe this approach to research and product development will maximize our potential to successfully identify first-in-class product candidates, accelerate our product candidates’ clinical translation and clinical investigation, and efficiently establish first-in-human proof-of-concept for our product candidates.

•

Selectively share our cell programming expertise, including our iPSC product platform, with industry-leading strategic partners for the development of highly differentiated cellular immunotherapies. The clinical investigation of hematopoietic cells, including NK cells, T cells and CD34+ cells, as therapies for the treatment of human diseases is rapidly expanding. We believe we are uniquely positioned as an expert partner of choice for industry-leading developers seeking to maximize the therapeutic benefit of hematopoietic cell therapies through ex vivo pharmacologic modulation. As exemplified by our collaboration with Juno Therapeutics, we have and will continue to seek partnerships with leading hematopoietic cell therapy companies so that other companies can apply our expertise toward the development of cell therapies. Additionally, since iPSCs have the unique capacity to be genetically engineered, indefinitely expanded and differentiated in culture into any type of cell in the body, we believe there is significant opportunity to broadly exploit our industry-leading iPSC product platform and intellectual property position. We will continue to seek additional partnerships with other institutions and companies for the research, development and commercialization of iPSC-derived cell therapy product candidates to enable off-the-shelf treatment of larger patient populations.

Our Product Pipeline & Partnerships

Immuno-Oncology Product Candidates

FATE-NK100 Adaptive Memory Natural Killer Cell Product Candidate

NK cells have an innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, and represent one of the body’s first lines of immunological defense. Unlike T cells that require specific tumor antigen recognition to elicit an effective immune response, natural killer cells have the unique ability to selectively identify and destroy abnormal cells through multiple mechanisms while leaving normal healthy cells unharmed. These cytotoxic mechanisms include: direct killing by binding to stress ligands expressed by cells and releasing toxic granules; indirect killing by producing and releasing chemotactic cytokines that play a pivotal role in orchestrating the adaptive immune response; and antibody-mediated targeted killing by binding to and enhancing the cancer-killing effect of therapeutic antibodies through a process known as antibody-dependent cellular cytotoxicity (ADCC).

Adaptive memory NK cells are a highly specialized and functionally distinct subset of natural killer cells. In July 2015, we entered into a research collaboration with the University of Minnesota led by Dr. Jeffrey S. Miller, Professor of Medicine at the University of Minnesota and Deputy Director of the University of Minnesota Masonic Comprehensive Cancer Center, to develop an adaptive memory NK cell product candidate for cancer. In the setting of allogeneic HCT, a retrospective study by investigators at the University of Minnesota found that HCT recipients with a high absolute number of adaptive memory NK cells (>2.5 cells/μl of blood; n=54) at six months post-HCT had a 2-year disease relapse rate of 16%, as compared to 46% in recipients with a low absolute number of adaptive memory NK cells (0.1–2.5 cells/μl of blood; n=16). Additionally, published preclinical findings from the University of Minnesota investigators demonstrated that adaptive memory NK cells have enhanced effector function, long-term persistence and greater resistance to immune checkpoint pathways.

We are developing FATE-NK100, a first-in-class natural killer cell cancer immunotherapy comprised of adaptive memory NK cells. Through the application of our cell programming expertise and our specific knowledge of modulators involved in the persistence, proliferation and anti-tumor activity of immune cells, we identified a combination of pharmacological modulators consisting of a cytokine and a small molecule (FT1238) that induces the robust formation of adaptive memory NK cells in therapeutically-relevant quantities. We produce FATE-NK100 using these pharmacological modulators in a seven-day manufacturing process. In August 2017, preclinical data describing the unique properties and anti-tumor activity of FATE-NK100 were published in Cancer Research (doi:10.1158/0008-5472.CAN-17-0799), a peer-reviewed journal of the American Association of Cancer Research.

As described in the publication, we have observed in preclinical studies that FATE-NK100 has enhanced anti-tumor activity across a broad range of liquid and solid tumors, improved persistence and increased resistance to immune checkpoint pathways as compared to conventional NK cell therapies that are being clinically administered today. Additionally, we have observed in preclinical studies that FATE-NK100 significantly augments ADCC against cancer cells when administered in combination with a monoclonal antibody, including antibodies that target CD20, HER2 and EGFR antigens.

FATE-NK100 is produced using the peripheral blood of a healthy donor in a feeder-free, seven-day manufacturing process during which NK cells are programmed ex vivo with our combination of pharmacological modulators. While patient-specific T cells are most commonly utilized in cancer immunotherapy, NK cells sourced from healthy donors have been safely administered to patients for over a decade without eliciting GvHD or triggering significant side effects, such as cytokine release syndrome. FATE-NK100 is currently being evaluated in three clinical trials.

The VOYAGE Study. VOYAGE is an ongoing open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 in subjects with refractory or relapsed acute myelogenous lymphoma (AML). The primary objective of the clinical trial is to assess the safety and determine the maximum dose of a single intravenous infusion of FATE-NK100 as a monotherapy when administered after lymphodepleting chemotherapy followed by a short course of sub-cutaneous interleukin-2 (IL-2) administration. Up to three dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design, proceeding in cohorts of one subject per dose level until a dose-limiting toxicity (DLT) is observed. If a DLT is observed at a dose level, an additional three subjects will be enrolled at that dose level. Following enrollment of these three additional subjects, the study will convert to the standard “3+3” design using cohorts of three subjects per dose level. Under the standard “3+3” design, if no DLT is observed in the first three subjects of a cohort, dose escalation will proceed to the next cohort. If a DLT is observed in the first three subjects of a cohort, an additional three subjects are treated at that dose level. If, at any time, more than one subject at a dose level experiences a DLT, the dose level shall be considered to exceed the maximum dose level and dose escalation will stop. A total of ten subjects is expected to be enrolled at the maximum dose level. Other endpoints include rates of complete response and of disease-free and overall survival.

The Phase 1 clinical trial currently is being conducted at the Masonic Cancer Center, University of Minnesota as an investigator-sponsored study. On November 10, 2017, we reported initial clinical data from the ongoing VOYAGE study. The subject in the first dose cohort of VOYAGE presented in primary induction failure with 87% leukemic blasts in the bone marrow. Two weeks following a single infusion of FATE-NK100, a bone marrow biopsy showed residual AML with 48% leukemic blasts in the bone marrow. The subject in the second dose cohort presented in relapse, was refractory to conventional NK cell therapy and had 50% leukemic blasts in the bone marrow. Two weeks following a single infusion of FATE-NK100, a bone marrow biopsy showed a morphologic leukemia-free state; however, the response was not durable. No dose-limiting toxicities were reported in either the first or the second dose cohort.

The APOLLO Study. APOLLO is an ongoing open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 in women with ovarian, fallopian tube or primary peritoneal cancer resistant to, or recurrent on, platinum-based treatment. The primary objective of the clinical trial is to assess the safety and determine the maximum dose of a single infusion via intraperitoneal catheter of FATE-NK100 as a monotherapy when administered after outpatient lymphoconditioning chemotherapy followed by a short course of sub-cutaneous IL-2 administration. Up to three dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design, proceeding in cohorts of one subject per dose level until a DLT is observed. If a DLT is observed at a dose level, an additional three subjects will be enrolled at that dose level. Following enrollment of these three additional subjects, the study will convert to the standard “3+3” design using cohorts of three subjects per dose level. A total of ten subjects is expected to be enrolled at the maximum dose level. Other endpoints include objective response rates and progression-free and overall survival.

The Phase 1 clinical trial is being conducted currently at the Masonic Cancer Center, University of Minnesota as an investigator-sponsored study. On December 8, 2017, we announced that the first subject had been treated with FATE-NK100 in the APOLLO study.

The DIMENSION Study. DIMENSION is an open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy and in combination with monoclonal antibody therapy in subjects with advanced solid tumors who have failed approved therapies. The primary objective of the clinical trial is to assess the safety and determine the maximum dose of a single intravenous infusion of FATE-NK100 when administered after outpatient lymphoconditioning chemotherapy followed by a short course of sub-cutaneous IL-2 administration. Other endpoints include objective response rates and progression-free and overall survival. The DIMENSION study is designed with three treatment regimens, where enrollment in Regimens B and C will only begin after clearance of the first dose level in Regimen A:

•

Regimen A: FATE-NK100 as a monotherapy in subjects with advanced solid tumor malignancies. Regimen A will test three dose levels of FATE-NK100 using accelerated-dose escalation. In the event a DLT is observed, the clinical trial will convert immediately to a “3+3” design. We intend to have the third dose level follow a traditional “3+3” design to confirm tolerability. A twenty-subject expansion cohort is expected to be enrolled at the maximum dose level.

•

Regimen B: FATE-NK100 in combination with trastuzumab in subjects with human epidermal growth factor receptor 2 positive (HER2+) advanced breast cancer, HER2+ advanced gastric cancer or other advanced HER2+ solid tumors. Regimen B will test four dose levels of FATE-NK100 using accelerated-dose escalation. In the event a DLT is observed, the clinical trial will convert immediately to a “3+3” design. We intend to have the third and fourth dose levels follow a traditional “3+3” design to confirm tolerability. A twenty-subject expansion cohort is expected to be enrolled at the maximum dose level.

•

Regimen C: FATE-NK100 in combination with cetuximab in subjects with advanced colorectal cancer (CRC) or head and neck squamous cell cancer (HNSCC), or other epidermal growth factor receptor 1 positive (EGFR1+) advanced solid tumors. Regimen C will test four dose levels of FATE-NK100 using accelerated-dose escalation. In the event a DLT is observed, the clinical trial will convert immediately to a “3+3” design. We intend to have the third and fourth dose levels follow a traditional “3+3” design to confirm tolerability. A twenty-subject expansion cohort is expected to be enrolled at the maximum dose level.

On February 20, 2018, we announced that the first subject had received treatment with FATE-NK100 in the DIMENSION study.

FT500 iPSC-derived NK Cell Product Candidate for Checkpoint Inhibitor Combination

Therapies that block inhibitory immunological signaling pathways have transformed the oncology landscape. For example, the use of monoclonal antibody-based therapies commonly referred to as checkpoint inhibitors, which target the PD1 receptor upregulated on activated T cells or its ligands (programmed death ligands 1 and 2 (PD-L1 and PD-L2)) expressed on tumor cells, have achieved long term remissions in multiple tumor indications. Unfortunately, more than 60% of patients treated with checkpoint inhibitors will not respond or will relapse. As a result, there is significant unmet need for novel therapeutic approaches to overcome resistance to checkpoint inhibitors.

One common mechanism of intrinsic and acquired resistance to checkpoint inhibitors is deletions or loss of heterozygosity in beta-2-microglobulin, or B2M, an essential component of tumor-antigen expression and T-cell response. A recent longitudinal analysis in a cohort of patients treated with several checkpoint inhibitors identified B2M expression defects in approximately 30% of patients with progressing disease. In fact, loss of heterozygosity in B2M was found to be enriched three-fold in non-responders (~30%) vs. responders (~10%) and was associated with poor overall survival. Additionally, complete loss of B2M expression was found only in non-responders. These findings suggest that defects in tumor-specific B2M expression can contribute to tumor evasion of T-cell responses and disease progression.

One potential strategy to overcome resistance to checkpoint inhibitors, especially in patients whose heterogenous tumor burden includes B2M expression defects, is through the administration of allogeneic donor NK cells, which have the inherent capability to directly kill cells that have down-regulated B2M expression. The mechanism of killing is through the release of perforins exposing large amounts of tumor antigens and through the secretion of a number of cytokines and chemokines, both of which can activate and facilitate an adaptive immune response. As such, allogeneic donor NK cells may have the potential to overcome resistance in certain patients by directly killing tumor cells and by creating a favorable environment for successful checkpoint inhibitor therapy and an adaptive immune response.

We are developing FT500 as an off-the-shelf NK cell cancer immunotherapy for the treatment of advanced solid tumors, both as a monotherapy and in combination with checkpoint inhibitors. FT500 is created from a clonal master iPSC line. Using a proprietary, efficient and reproducible differentiation process, we have shown that one iPSC can create over one million NK cells, providing a substantially pure population of NK cells that is well-defined and of uniform composition. In preclinical studies, FT500 displays multiple potential mechanisms by which it may synergize with T cells to activate the immune system in patients with tumors that are non-responsive to checkpoint inhibitors alone.

In January 2017, we amended our July 2015 collaboration with the University of Minnesota to include process development and scale-up activities to support the manufacture of FT500 in accordance with current good manufacturing practices (GMP) for Phase 1 clinical studies. In November 2017, we received a Pre-Investigational New Drug, or IND, meeting written response from the FDA for FT500. The written response and subsequent FDA correspondence aligned our approach to safety testing, product manufacture, quality assessment and clinical trial design in support of our IND submission. In December 2017, we announced that production of FT500 to enable IND filing had commenced at University of Minnesota, Molecular and Cellular Therapeutics, a state-of-the-art, FDA-registered GMP facility. We are currently preparing an IND application to evaluate the safety and activity of multiple dosing cycles of FT500 in combination with FDA-approved checkpoint inhibitor therapy for the treatment of advanced solid tumor malignancies in subjects that have progressed on checkpoint inhibitor therapy.

FT516 Engineered iPSC-derived NK Cell Product Candidate for Targeted Monoclonal Antibody Combination

NK cells play a major role in the anti-tumor efficacy of certain tumor-antigen targeting monoclonal antibodies. NK cells express CD16, an activating receptor that can bind to the Fc portion of IgG antibodies and transmit immune response signals. Once activated through CD16, NK cells are able to lyse antibody-coated target cells and secrete cytokines, such as interferon gamma, to recruit adaptive immune cells, including T cells. This mechanism of ADCC has been proven critical to the treatment of a wide range of human tumor types.

The anti-tumor efficacy of several FDA-approved monoclonal antibody therapies, including trastuzumab (FDA-approved for certain breast and gastric cancers), cetuximab (FDA-approved for certain head and neck, non-small cell lung and colorectal cancers) and rituximab (FDA-approved for certain cancers of the blood and lymph system), has been shown to be NK cell-dependent. Additionally, a number of clinical studies with these FDA-approved monoclonal antibodies have demonstrated that their anti-tumor efficacy is significantly enhanced in patients having a single nucleotide polymorphism resulting in the expression of a high-affinity CD16 isoform with increased strength of binding to IgG antibodies. Only about 10% of humans are homozygous for this allele.

We are developing a targeted NK cell product candidate, which is created from a master clonal iPSC line engineered to express a high-affinity, non-cleavable CD16 (hnCD16) Fc receptor, as an off-the-shelf immunotherapy for the treatment of cancer. We refer to this product candidate as FT516. We have created a novel hnCD16 Fc receptor that incorporates two unique modifications designed to augment the receptor’s binding affinity to IgG antibodies and to block the shedding of the receptor’s expression on the surface of NK cells upon activation. We have engineered iPSCs to express this novel hnCD16 Fc receptor, isolated and selected a single engineered iPSC, and clonally-expanded this single engineered iPSC to generate a clonal master iPSC line expressing this novel hnCD16 Fc receptor. Using a proprietary, efficient and reproducible differentiation process, we have shown that one iPSC can create over one million NK cells, providing a substantially pure population of NK cells that is well-defined and of uniform composition.

We are developing FT516 as an off-the-shelf cancer immunotherapy for the treatment of liquid and solid tumors, both as a monotherapy and in combination with tumor-antigen targeting monoclonal antibody therapy. We have shown that FT516 exhibits potent and persistent anti-tumor activity in vitro and in vivo in multiple tumor cell recognition and killing assays:

•

FT516 exhibits superior direct killing in combination with each of rituximab, trastuzumab and cetuximab in vitro, as compared to conventional NK cells sourced from peripheral blood and cord blood, in a killing assay of a human lymphoma cell line positive for CD20 (rituximab) and a human ovarian cancer cell line that is positive for both HER2 (trastuzumab) and EGFR expression (cetuximab);

•	FT516 shows a dose-dependent killing response in combination with rituximab in vitro in a CD20+ human lymphoblast-derived B-lymphocyte cell line killing assay; and
•

FT516 augments anti-tumor activity in combination with trastuzumab in vivo, as compared to mice treated with trastuzumab alone, in a HER2+ ovarian cancer model, where the anti-tumor activity at Week 6 of FT516 plus trastuzumab was durable with no tumor detectable by imaging in 80% of the mice as compared to trastuzumab alone where all mice displayed tumor burden.

In January 2017, we amended our July 2015 collaboration with the University of Minnesota to include process development and scale-up activities to support the manufacture of FT516 in accordance with current good manufacturing practices for Phase 1 clinical studies. In March 2017, we received a Pre-IND meeting written response from the FDA for FT516. The written response and subsequent FDA correspondence aligned our approach to safety testing, product manufacture, quality assessment and clinical trial design in support of our IND submission. We expect to file an IND application to evaluate the safety and activity of multiple dosing cycles of FT516 in combination with FDA-approved tumor-antigen targeting monoclonal antibody therapy for the treatment of advanced solid tumor and hematologic malignancies.

Additional Engineered iPSC-derived NK Cell Product Candidates

We are applying our iPSC product platform to develop other clonal master iPSC lines and additional engineered iPSC-derived NK cell product candidates, including in collaboration with leading researchers and top medical centers. For example, we entered into a research collaboration with the University of California, San Diego to develop off-the-shelf, CAR-NK cell cancer immunotherapies. The two-year collaboration is being led by Dan S. Kaufman, M.D., Ph.D., Professor of Medicine in the Division of Regenerative Medicine and Director of Cell Therapy at UC San Diego School of Medicine.

In December 2017, Dr. Kaufman presented initial preclinical data of a CAR-targeted NK cell product candidate, which was derived from a master iPSC line engineered with a specific CAR construct containing a NKG2D transmembrane domain, a 2B4 co-stimulatory domain and a CD3ζ signaling domain. In preclinical studies using an ovarian cancer xenograft model, Dr. Kaufman showed that a single dose of these CAR-NK cells markedly inhibited tumor growth and significantly enhanced survival as compared to NK cells containing a CAR construct commonly used for T-cell immunotherapy.

FT819 Engineered CAR19 iPSC-derived T-Cell Product Candidate

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

We are developing chimeric antigen receptor (CAR) T-cell product candidates created from clonal master iPSC lines as off-the-shelf cancer immunotherapies for the treatment of liquid and solid tumors. In September 2016, we announced a partnership with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf engineered T-cell product candidates using clonal master iPSC lines. Additionally, we launched a majority-owned subsidiary, Tfinity Therapeutics, Inc., to focus exclusively on the advancement of off-the-shelf T-cell immunotherapies across a wide range of diseases. Tfinity Therapeutics holds an option to license intellectual property that we own or control for the development and commercialization of T-cell immunotherapies created from iPSCs.

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

In December 2017, we provided an update on our collaboration with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf engineered T-cell product candidates using clonal master iPSC lines. Under the collaboration, CD8αβ+ T cells have been generated from a clonal master iPSC line which was engineered to both eliminate T-cell receptor (TCR) expression and insert a CAR into the T-cell receptor α constant (TRAC) locus. Preclinical data from the collaboration showed that these CAR-targeted, TCR-null CD8αβ+ T cells display antigen-specific anti-tumor potency, including cytokine release and targeted cellular cytotoxicity. We also announced our plans to develop FT819, a first-of-kind CAR19 T-cell product candidate derived from a clonal master iPSC line engineered to eliminate TCR expression and to promote TRAC-regulated CAR19 expression.

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

According to the Center for International Blood and Marrow Transplant Research, approximately 30,000 allogeneic HCT procedures are performed globally each year. Hematopoietic cells for use in allogeneic HCT can be obtained from multiple donor sources including umbilical cord blood, bone marrow and mobilized peripheral blood (mPB). Approximately 65% of allogeneic HCT procedures utilize mPB as the donor hematopoietic cell source. While the use of mPB is associated with faster rates of neutrophil engraftment compared to other cell sources like bone marrow and umbilical cord blood, approximately 35-60% of patients undergoing mPB HCT develop acute GvHD and 70-80% of patients undergoing mPB HCT experience at least one severe infection within the first 180 days following HCT. We believe our cell programming approach has the potential to prevent severe, life-threatening complications and improve outcomes in patients undergoing HCT.

We are developing ProTmune as an investigational programmed cellular immunotherapy for use as a next-generation allogeneic HCT cell graft. ProTmune is produced by modulating donor-sourced mPB ex vivo with two small molecules, 16,16-dimethyl prostaglandin E2 (FT1050) and dexamethasone (FT4145), to enhance the biological properties and therapeutic function of the graft’s cells. The programmed mPB graft is administered to a patient as a one-time intravenous therapy. Based on preclinical data, we believe ProTmune has the potential to suppress the GvHD response and maintain the anti-tumor, or graft-versus-leukemia (GvL), activity of donor T cells. We have demonstrated that FT1050-FT4145 programmed CD4+ and CD8+ T cells of mPB are functionally less allo-reactive in vitro, exhibiting a decrease both in the expression levels of T-cell activation markers, including ICOS and 41BB, and in the production of pro-inflammatory cytokines, and an increase in the production of potent anti-inflammatory cytokines including IL-10.

We are conducting a multi-center Phase 1/2 clinical trial of ProTmune in adult subjects with hematologic malignancies undergoing mPB HCT following myeloablative conditioning, a clinical trial which we refer to as the PROTECT study. The primary objectives of the PROTECT study are to evaluate safety and tolerability, and to assess the potential of ProTmune to prevent acute GvHD, which is a leading cause of morbidity and mortality in patients undergoing HCT. There are currently no FDA-approved therapies for the prevention of GvHD in patients undergoing allogeneic HCT, giving rise to a significant unmet medical need.

In December 2017, we reported clinical data from the Phase 1 stage of PROTECT. The Phase 1 stage of PROTECT included seven subjects. Underlying hematologic diseases included three subjects with acute lymphoblastic leukemia (ALL), three with acute myeloid leukemia (AML) and one with myelodysplastic syndrome (MDS). At Day 28 following HCT, all seven subjects receiving ProTmune met the safety objectives of neutrophil engraftment and survival. There were no events of graft failure and no serious adverse events related to ProTmune reported by investigators. The median time to neutrophil engraftment was 18 days [14-22 days]. At Day 100 following HCT:

•	there were no events of graft failure;
•	there were no serious adverse events related to ProTmune reported by investigators;
•	all seven subjects receiving ProTmune were alive and relapse-free; and

•	three subjects experienced acute GvHD, all of whom responded to standard-of-care steroid treatment. The median time to resolution of the maximum GvHD grade was 7 days [range: 5-8 days].

A tabular summary of the reported clinical data from the Phase 1 stage of PROTECT is presented below.

PROTECT Day 100 Clinical Data
Subject	1	2	3	4	5	6	7
Hematologic Malignancy	MDS	AML	AML	ALL	ALL	ALL	AML
CD34+ cell dose (x106/kg)	10.3	4.6	10.9	4.8	3.2	3.0	9.4
CD3+ cell dose (x108/kg)	3.1	1.8	2.6	2.8	2.0	1.2	2.8
ProTmune-related SAEs	None	None	None	None	None	None	None
Day of Neutrophil Engraftment [1]	Day 14	Day 18	Day 22	Day 15	Day 16	Day 18	Day 19
Acute GvHD / Grade (CIBMTR)	None	None	Grade 2	None	Grade 2	Grade 3	None
Treatment Responsive	---	---	Yes	---	Yes	Yes	---
Time to Resolution of Maximum Grade	---	---	7 days	---	8 days	5 days	---
Cancer Relapse-free	Yes	Yes	Yes	Yes	Yes	Yes	Yes
Survival	Yes	Yes	Yes	Yes	Yes	Yes	Yes
[1] As measured from the day following HCT

All subjects receiving ProTmune in the Phase 1 stage of PROTECT are being followed for a period of two years following HCT. As of a November 29, 2017 data cut-off, five of seven subjects remained on study with median time on study of 154 days [Day 106 – 254].  There were no events of graft failure and no serious adverse events related to ProTmune reported by investigators. All subjects remained relapse-free.  Non-relapse mortality was reported in two subjects (Subject 1 on Day 228; Subject 3 on Day 151). It should be noted that these data are current as of the respective data cut-off dates, are preliminary in nature and our PROTECT studies are not complete.

The ongoing Phase 2 stage of PROTECT is a randomized, controlled and double-blinded clinical trial assessing the safety and efficacy of ProTmune in up to 60 adult subjects with hematologic malignancies undergoing matched unrelated donor HCT following myeloablative conditioning. Subjects are being randomized, in a 1:1 ratio, to receive either ProTmune or a conventional matched unrelated donor mobilized peripheral blood cell graft. The primary efficacy endpoint of PROTECT is cumulative incidence of Grades 2-4 acute GvHD by Day 100 following HCT, where prospective clinical studies have shown that 40% to 80% of patients undergoing matched unrelated donor transplant experience Grades 2-4 acute GvHD. Additional endpoints, such as rates of cancer relapse, chronic GvHD, non-relapse mortality and overall survival, are also being assessed. Fourteen U.S. centers are currently open for enrollment in the Phase 2 stage of PROTECT.

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

We have conducted preclinical development of a pharmacologically programmed CD34+ cell therapy with potent immuno-regulatory properties, which we refer to as ToleraCyte, for the treatment of autoimmune and inflammatory diseases. Through the application of our cell programming expertise and our specific knowledge of modulators involved in the trafficking of CD34+ cells, we have identified a small molecule combination that significantly upregulates the chemokine receptor CXCR4 on CD34+ cells and enhances the cells’ ability to traffic to sites of inflammation. Additionally, these programmed CD34+ cells have the potential to express powerful T-cell regulatory factors, including PD‐L1 and IDO1. We believe that ToleraCyte has the potential to preferentially traffic to and immunologically check autoreactive T cells that are directly responsible for the destruction of healthy tissue in certain autoimmune and inflammatory disorders.

In June 2016, we presented preclinical data at the American Diabetes Association’s 76th Scientific Sessions exploring the disease-modifying potential of ToleraCyte in humanized and mouse models of type-1 diabetes using immunologically matched programmed cells. In in vivo studies using hyperglycemic NOD mice designed to mimic new-onset type-1 diabetes, a one-time administration of programmed cells resulted in the durable correction of disease, as compared to vehicle-treated cells. Additionally, in pre-hyperglycemic NOD mice, a one-time administration of programmed cells demonstrated a statistically significant delay in the onset of disease. Finally, in a humanized model of type-1 diabetes, programmed CD34+ cells showed enhanced trafficking to the pancreas and regulation of T-cell activation. These studies support the premise that ToleraCyte may serve as a disease-modifying immunotherapy for patients with type-1 diabetes and other autoimmune diseases.

In October 2016, we held a pre-IND meeting with the FDA to support the clinical translation of ToleraCyte using CD34+ cells sourced from patients with type-1 diabetes. We are assessing whether the immuno-regulatory mechanism of action of ToleraCyte is dependent on the use of immunologically matched CD34+ cells, or whether CD34+ cells from healthy donors or CD34+ cells created from iPSCs can regulate autoreactive T cells and induce immune tolerance. This assessment includes the conduct of side-by-side in vivo preclinical studies in several different models of T-cell mediated autoimmune diseases and inflammatory disorders using immunologically matched CD34+ cells, immunologically mismatched CD34+ cells and immunologically mismatched CD34+ cells created from iPSCs.

FT300 iPSC-derived Myeloid Derived Suppressor Cell Product Candidate

Myeloid-derived suppressor cells (MDSCs) are a naturally occurring population of immune regulatory cells. These cells can function to inhibit antigen-specific and non-specific T-cell activation and proliferation through a diverse set of mechanisms. MDSCs often associate with tumors in the microenvironment, promoting escape from T-cell immunity, and are being targeted clinically to promote tumor regression.

Although MDSCs can impede T-cell responses against cancer, the cells’ potent suppressive properties may be therapeutically beneficial for treating autoimmune diseases. However, MDSCs are rare in healthy donors and, although abundant in tumor-bearing patients, repurposing tumor-derived MDSCs for therapeutic purposes may pose undesirable risks. As a result, a need exists to generate MDSCs in large quantities, particularly from healthy sources that are relatively accessible in order to explore the therapeutic potential of MDSCs.

Using a proprietary, efficient and reproducible differentiation process, we have shown the potential to create a substantially pure population of iPSC-derived MDSCs that is well-defined and which can be banked for off-the-shelf use. Preclinical studies of iPSC-derived MDSCs have shown that the cells suppress T-cell proliferation and activity independent of antigen recognition, and that these immunoregulatory properties are maintained across immunologically mismatched systems. We are developing FT300 as an off-the-shelf cellular immunotherapy for the treatment of autoimmune diseases.

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

In May 2015, we entered into a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (Juno) bringing together our expertise in hematopoietic cell biology and cell programming with Juno’s scientific and development leadership in CAR and T-cell receptor (TCR) immunotherapy. Under the collaboration, we screen for and seek to identify small molecule modulators that improve the function of T cells, including for molecules that enhance the therapeutic properties of CAR T-cell and TCR immunotherapies. Juno has the right to incorporate such modulators in their development and commercialization of genetically engineered CAR T-cell and TCR immunotherapies directed against certain tumor-associated antigen targets designated by Juno. Juno is responsible for the development and commercialization of genetically engineered CAR T-cell and TCR immunotherapies incorporating such modulators against such targets.

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

In January 2018, Juno announced its entry into a merger agreement with Celgene Corporation (Celgene), pursuant to which Celgene has agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer.

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

As of March 2, 2018, our intellectual property portfolio is composed of over 190 issued patents and 140 patent applications that we license from academic and research institutions, and over 90 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapeutics, including ProTmune, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to the Programming of Hematopoietic and Immune Cells

As of March 2, 2018, we own 11 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes 47 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2038.

Additionally, we have an exclusive license to an intellectual property portfolio consisting of two families of issued patents and pending patent applications co-owned by the Children’s Medical Center Corporation and The General Hospital Corporation. As of March 2, 2018, we currently have exclusive rights to 50 issued patents or patent applications in the United States and worldwide relating to methods for programming hematopoietic stem cells ex vivo using modulators that up-regulate the prostaglandin signaling pathway or its downstream mediators. These patent rights consist of issued patents (including U.S. Patents 8,168,428 and 8,563,310) claiming methods for the ex vivo programming of hematopoietic stem cells using FT1050, including hematopoietic stem cells obtained from mobilized peripheral blood, cord blood, and bone marrow. Pending patent applications in the United States and foreign jurisdictions are directed to therapeutic compositions of hematopoietic stem cells in which the cells have been modulated by increasing prostaglandin activity, methods of preparing these compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity. Any U.S. patents within this portfolio that have issued or may yet issue will have a statutory expiration date in 2027.

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

We also have licensed exclusive rights to three families of patent applications from the University of Minnesota. This portfolio includes 14 patent applications pending in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating chimeric antigen receptors on NK cells. Any patents that may issue from patent applications pending in this portfolio will expire in 2035 or 2036.

Intellectual Property Relating to iPSC Technology

As of March 2, 2018, we own 10 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any patents issued from these patent applications will expire on dates ranging from 2031 to 2038.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human induced pluripotent cells from somatic cells and, as of March 2, 2018, includes 12 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an Oct4 protein. Oct4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any patents that may issue from these pending patent applications will expire on dates ranging from 2024 to 2029.

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

Our Material Technology License Agreements

Children’s Medical Center Corporation

In May 2009, we entered into a license agreement with Children’s Medical Center Corporation (CMCC) for rights relating to therapeutic compositions of modulated HSCs and methods for promoting reconstitution of the hematopoietic system using modulators of the prostaglandin pathway, as described in more detail above under “Intellectual Property Relating to the Programming of Hematopoietic Cells.” Under our agreement with CMCC, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, in all fields. CMCC retains a non-exclusive right to practice and use the patent rights for research, educational, clinical or charitable purposes, and also to license other academic and nonprofit organizations to practice the patent rights for research, educational, and charitable purposes (but excluding any clinical use and commercialization of the patent rights to the extent granted to us under the license agreement). Our license is also subject to pre-existing rights of the U.S. government and rights retained by the Howard Hughes Medical Institute and the General Hospital Corporation to use the patent rights for research purposes. Additionally, if we make any discovery or invention that is described in a patent application and is not within the scope of the licensed patent rights but would not have been made but for the licensed patent rights, we are required to disclose the invention to CMCC and enter into a non-exclusive license agreement with CMCC, for no more than a nominal fee, for CMCC to practice the invention solely for internal research purposes or clinical purposes and not for commercial purposes.

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

The Scripps Research Institute

We have entered into various license agreements with The Scripps Research Institute (TSRI) for rights relating to compositions and methods for reprogramming somatic cells, including the use of various small molecule classes and compounds in the reprogramming and maintenance of iPSCs. Under our agreements with TSRI (the TSRI License Agreements), we acquired exclusive royalty-bearing, sublicensable, worldwide licenses to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, in all fields. The licensed patent rights are described in more detail above under “Intellectual Property Relating to iPSC Technology.” TSRI retains a non-exclusive right to practice and use the patent rights for non-commercial educational and research purposes, and to license other academic and non-profit research institutions to practice the patent rights for internal basic research and education purposes. Under certain of our TSRI License Agreements, other third parties maintain a right to practice the patent rights for their internal use only. Our license is also subject to pre-existing rights of the U.S. government.

Under the terms of the TSRI License Agreements, we are required to pay to TSRI annual minimum fees during the term of each agreement. Additionally, upon the achievement of specific regulatory and commercial milestones, we are required to make payments to TSRI of up to approximately $1.8 million under each of the TSRI License Agreements. We will also be required to pay TSRI royalties at percentage rates ranging in the low- to mid-single digits on net sales of licensed products. In the event that we sublicense the patent rights, TSRI is also entitled to receive a percentage of the sublicensing income received by us.

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

For the conduct of our Phase 1/2 clinical trial of ProTmune, the clinical cell processing facility at each participating site is qualified and trained by our technical staff to manufacture ProTmune. Our technical representative(s) are on-site at the clinical cell processing facility for each of the first two subjects administered ProTmune at a participating site. ProTmune is released immediately by the clinical cell processing facility staff after final processing, including filtration, final packaging, rapid release testing, and labeling. In the future, we may manufacture ProTmune at facilities operated by us, by transplant centers, or by third parties.

FATE-NK100

FATE-NK100 is a first-in-class NK cell cancer immunotherapy comprised of adaptive memory NK cells. The cell therapy product candidate is manufactured using peripheral blood (PB) leukocytes from a CMV seropositive donor, where the donor is typically a HLA haplo-identical donor, and is depleted of CD3+ (T-lymphocytes) and CD19+ (B-lymphocytes). This starting cell population is cultured for seven days in a feeder-free environment and in a media containing a proprietary pharmacologic modulator combination, including a cytokine and a small molecule GSK3β inhibitor, to expand and enrich for NK cells that phenotypically have been associated with the adaptive memory phenotype.

For the conduct of Phase 1 clinical trials, FATE-NK100 is being manufactured at each participating clinical site by a clinical cell processing facility operated by or affiliated with such clinical site. Each clinical cell processing facility will be trained and qualified to manufacture FATE-NK100 by our technical staff prior to manufacture of FATE-NK100 for clinical use. We may in the future qualify additional medical center cell therapy facilities, contract with third-party manufacturers, or operate our own facilities for the manufacture of FATE-NK100 for use in clinical trials or for commercial therapeutic use.

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

Off-the-Shelf Cellular Immunotherapies Created from Master Pluripotent Cell Lines

We expect that the manufacture of our off-the-shelf cellular immunotherapy product candidates created from iPSCs will involve a three-stage process:

•

The first stage is intended to generate a clonal master iPSC line and generally consists of the following steps: (i) obtain appropriately-consented normal human donor cells, such as fibroblasts or CD34+ cells, and conduct transfusion transmissible disease testing on the donor cells; (ii) induction of pluripotency in the donor cells using a proprietary transgene-free and footprint-free method of reprogramming; (iii) genetic engineering, where applicable, of iPSCs; (iv) isolation and selection of a single iPSC, followed by clonal expansion of the single iPSC to produce a clonal master iPSC line for cell product candidate manufacture.

•

The second stage is intended to derive the cell product population of interest and generally consists of the following steps: (i) expansion and differentiation of the clonal master iPSC line to produce CD34+ definitive hematopoietic progenitor cells; and (ii) further expansion and differentiation of these progenitor cells to produce the cell product population of interest. At this stage, we anticipate cryopreserving individual aliquots from this cell product population and banking these aliquots in single vials, where each vial contains cells sufficient to constitute a single dose.

•

The third stage is intended to derive the final cell product candidate and generally consists of the following steps: thawing and washing a single vial of the cell product population, and formulating the cells in an infusion media for intravenous administration of the cell therapy product candidate.

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

Marketing & Sales

We currently intend to commercialize any products that we may successfully develop. We currently have no experience in marketing or selling therapeutic products. To market any of our products independently would require us to develop a sales force with technical expertise along with establishing commercial infrastructure and capabilities. Our commercial strategy for marketing our product candidates also may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for the first of our product candidates.

Government Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (the FDCA), and the Public Health Service Act (the PHS Act) and related regulations, and drugs under the FDCA and related regulations. Biological products and drugs are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products and drugs. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export of our products. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, suspension or revocation of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

Marketing Approval

The process required by the FDA before biological products and drugs may be marketed in the United States generally involves the following:

•

completion of nonclinical laboratory and animal tests according to good laboratory practices (GLPs) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND application which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (GCPs) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product or drug for its intended use or uses;

•

for a biological product, submission to the FDA of a Biologics License Application (BLA) for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, and, for a drug, submission of a New Drug Application (NDA) that includes substantive evidence of the product’s safety and efficacy;

•

satisfactory completion of an FDA pre-approval inspection of manufacturing facilities where the product is produced to assess compliance with current cGMPs to assure that the facilities, methods and controls are adequate, and, if applicable, the FDA’s current good tissue practices (cGTPs) for the use of human cellular and tissue products to prevent the introduction, transmission or spread of communicable diseases;

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

Prior to commencing the first clinical trial, the trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an initial IND application. Some nonclinical testing may continue even after the IND application is submitted. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the trial on a clinical hold. In such case, the sponsor of the IND application must resolve any outstanding concerns with the FDA before the clinical trial may begin. The FDA also may impose a clinical hold on ongoing clinical trials due to safety concerns or non-compliance. If a clinical hold is imposed, a trial may not recommence without

FDA authorization and then only under terms authorized by the FDA. Further, an independent institutional review board (IRB) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances.  Pursuant to the 21st Century Cures Act (the Cures Act) which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective beginning on October 1, 2017 and in effect through September 30, 2018, the user fee for an application requiring clinical data, such as a BLA and an NDA, will be $2,421,495 for fiscal year 2018. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs ($304,162 for fiscal year 2018). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a human cellular or tissue product, the FDA also will not approve the product if the manufacturer is not in compliance with cGTPs. FDA regulations also require tissue establishments to register and list their human cells, tissues, and cellular and tissue based products (HCT/Ps) with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA or NDA, the FDA may inspect clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCPs. If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the BLA or NDA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a biological product or drug outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA or NDA submission. The need for a REMS is determined as part of the review of the BLA or NDA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases restrictions on distribution. These elements are negotiated as part of the BLA or NDA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification.

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

The FDCA also requires FDA to expedite the development and review of a breakthrough therapy. A biological product or drug can be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A sponsor may request that a biological product or drug be designated as a breakthrough therapy at any time during the clinical development of the product. If so designated, FDA shall act to expedite the development and review of the product’s marketing application, including by meeting with, and providing advice to, the sponsor throughout the product’s development, and taking steps to facilitate an efficient review of the development program and to ensure that the design of the clinical trials is as efficient as practicable.

Accelerated Approval for Regenerative Advanced Therapies

As part of the Cures Act, Congress amended the FDCA to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products.  Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the PHS Act and 21 CFR Part 1271.  The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.  A drug sponsor may request that FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND.  FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition.  A BLA or NDA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites.  Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.  A regenerative advanced therapy that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

U.S. Patent Term Restoration and Marketing Exclusivity

Under certain circumstances, U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. Patent term restoration can compensate for time lost during product development and the regulatory review process by returning up to five years of patent life for a patent that covers a new product or its use. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The period of patent term restoration is generally one-half the time between the effective date of an IND application (falling after issuance of the patent) and the submission date of a BLA or NDA, plus the time between the submission date of the BLA or NDA and the approval of that application, provided the sponsor acted with diligence. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The application for patent term extension is subject to approval by the U.S. Patent and Trademark Office in consultation with the FDA. A patent term extension is only available when the FDA approves a biological product or drug for the first time.

With the Hatch-Waxman Amendments, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the FDCA. To obtain approval of a generic drug, an applicant must submit to the agency an abbreviated new drug application (ANDA) which relies on the preclinical and clinical testing previously conducted for a drug approved under an NDA, known as the reference listed drug (RLD). For the ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. The FDA must also determine that the generic drug is bioequivalent to the innovator drug.

An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, a FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, which was part of the Patient Protection and Affordable Care Act of 2010 (PPACA). This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product is biosimilar to the reference biological product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product.

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

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (PREA), a BLA or NDA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. The FDCA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted, unless the FDA issues regulations stating otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication.

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

We are developing ProTmune as a next-generation mobilized peripheral blood graft for patients undergoing allogeneic HCT. The product candidate is intended to prevent GvHD and other life-threatening complications that compromise the procedure’s curative potential. While ProTmune is designed to replace a standard-of-care mobilized peripheral blood graft to improve patient outcomes, we are aware of other companies and medical centers that are developing adjunct therapies, such as Bellicum Pharmaceuticals, Inc. and Kiadis Pharma Netherlands B.V., or treatments for GvHD and other life-threatening complications of HCT, such as AbbVie Inc., Incyte Corporation, Bristol-Myers Squibb, and Alexion Pharmaceuticals, Inc.

We are developing FATE-NK100 as a cancer immunotherapy.  Additionally, we are utilizing our iPSC platform to develop off-the-shelf NK- and T-cell cancer immunotherapies. Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. While we believe our focus on NK cells, as well as our use of master pluripotent cell lines to create our product candidates, is highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer, including Adaptimmune Limited, bluebird bio, Inc., Celgene Corporation, Cellectis SA, Celyad SA, CRISPR Therapeutics AG, Green Cross Corporation, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc. (a wholly-owned subsidiary of Gilead Sciences, Inc.), Mustang Bio, Inc., NantKwest, Inc., Novartis AG, Pfizer Inc., Sorrento Therapeutics, Inc. and ZIOPHARM Oncology, Inc.. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Employees

As of December 31, 2017, we employed 80 employees, all of whom are full-time employees, including 44 in research and development, 25 in clinical development and regulatory affairs and 11 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

On October 4, 2013, we completed our initial public offering. We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. We would cease to be an emerging growth company on the date that is the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) December 31, 2018; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Information about Segments and Geographic Areas

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), Topic 280, Segment Reporting, we have determined that we operate as one operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis. Our operations and assets are predominantly located in the United States.

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

•

difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for approval of an IND application to initiate and conduct clinical trials for any of our product candidates;

•	the occurrence of unexpected safety issues or adverse events in any current or subsequent clinical trial of our product candidates;
•

securing and maintaining the support of clinical investigators and investigational sites, including investigators and sites who may conduct clinical trials under an investigator-sponsored IND with our financial support, and obtaining IRB approval at each site for the conduct of our clinical trials;

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

If there are delays in initiating or conducting any clinical trials of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and criteria, in a timely manner. For example, with respect to the development of ProTmune, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants (HSCTs) and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our ability to develop ProTmune. Our ability, and the ability of investigators, to enroll patients in clinical trials that we are conducting or supporting, including in our current Phase 1/2 PROTECT clinical trial of ProTmune and our clinical trials of FATE-NK100, certain of which are investigator-sponsored, is affected by factors including:

•	the ability to identify, solicit and recruit a sufficient number of patients;
•	severity of the disease under investigation;
•	design of the trial protocol;
•	the relatively small size and nature of the patient populations for the trials in question;
•	eligibility criteria for the trials in question;
•	perceived risks and benefits of the product candidate under study;
•	the availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted;
•	the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Developing therapeutic products, including conducting preclinical studies, process development and manufacturing activities, and clinical trials of cellular immunotherapies, is expensive. Based upon our currently expected level of operating expenditures, we believe that we will be able to fund our operations for at least the next twelve months. However, our resources will likely be insufficient to conduct research and development programs, process development and manufacturing activities, and clinical development of our product candidates to the full extent currently planned. We will require substantial additional capital to conduct the research and development, process development, manufacturing, and clinical and regulatory activities necessary to bring any of our product candidates to market. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our current Phase 1/2 PROTECT clinical trial of ProTmune, the Phase 1 clinical trials of FATE-NK100, certain of which are being conducted under an investigator-sponsored clinical trial agreement with the University of Minnesota, and any additional clinical trials we may initiate, conduct or support for our product candidates;

•

the progress, results, size, timing and costs of our preclinical, process development and manufacturing studies, and activities necessary to initiate and conduct clinical trials for our product candidates;

•

continued progress in our research and development programs, including preclinical studies, process development, manufacturing, and clinical trials, of any additional product candidates we may identify for development;

•

our ability and the ability of our investigators to initiate and conduct, and the progress, results, size, timing and costs of, clinical trials of our product candidates, including ProTmune and FATE-NK100, that will be necessary to support any application for regulatory approval;

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

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates, including ProTmune, FATE-NK100, and our iPSC-derived cell product candidates, for a variety of reasons, including:

•	determining that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during preclinical studies or clinical trials;
•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;
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

Additionally, we will only be able to obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing operations are sufficient to support approval. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales, which will harm our business, prospects, financial condition and results of operations.

Our product candidates are cellular therapeutics, and the manufacture of our cell product candidates, particularly our iPSC-derived cell product candidates, is complex and subject to a multitude of risks.  These manufacturing risks could substantially increase our costs and limit supply of our product candidates for clinical development, and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

Manufacture of our cell product candidates involves novel manufacturing processes that present significant challenges and are subject to multiple risks.  The manufacture of our cell product candidates also requires processing steps that are more complex than those required for most small molecule drugs and other cellular immunotherapies including, for our iPSC-derived product candidates, reprogramming human fibroblasts to obtain iPSCs, genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate.  As a result of the complexities in manufacturing biologics, the cost to manufacture biologics in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce.  We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates.  Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials.

We may make changes as we continue to evolve the manufacturing processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

We also will need to transfer certain manufacturing process know-how and certain intermediates to third parties, including clinical cell processing facilities operated by our clinical trial sites, and larger-scale facilities operated by either a contract manufacturing organization (CMO), or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization.  Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility.  We and any CMOs or third parties that we engage for manufacturing our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization.  In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. The inability to manufacture comparable drug product by us or our CMO could delay the continued development of our product candidates.

In addition, the manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval process, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. While our clinical product candidates ProTmune and FATE-NK100 are currently manufactured by third-party cell processing facilities, including third-party facilities operated by or affiliated with our clinical sites, we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of ProTmune or FATE-NK100 in compliance with applicable regulatory requirements. Any requirements to modify our manufacturing protocols, processes, materials or facilities, and any delays in, or inability to, establish manufacturing operations acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates could require us to incur additional development costs or result in delays to our clinical development.  If we or our CMOs or other third party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products.  Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects.

Even if we are successful in developing our manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations, even minor deviations from the normal protocols, processes or materials, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs.  Any such events could delay or prevent our ability to obtain regulatory approval or commercialize ProTmune, FATE-NK100 or our other product candidates, which would adversely affect our business, financial condition and results of operations.

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

Regulatory requirements in the United States and in other countries governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. For example, within the FDA, the Center for Biologics Evaluation and Research, or CBER, restructured and created a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as ours. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by the FDA’s advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Results from earlier studies may not be predictive of the results of later studies or future clinical trials.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Results from preclinical testing, process development and manufacturing activities, and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future results, including clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, the data reported from the Phase 1 stage of PROTECT as of the November 29, 2017 data cut-off date may not continue for these subjects or be repeated or observed in ongoing or future studies involving ProTmune, including in the Phase 2 stage of the PROTECT study. It is possible that subjects for whom events of acute GvHD have been reduced or eliminated may experience acute GvHD in the future, as there is limited data concerning long-term safety and efficacy following treatment with ProTmune. Accordingly, ProTmune may not demonstrate in the Phase 2 stage of PROTECT, or in subsequent trials, an adequate safety or efficacy profile to support further development or commercialization.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current cGMP, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

We expect to rely on orphan drug status to develop and commercialize certain of our product candidates, but our existing orphan drug designations may not confer marketing exclusivity or other expected commercial benefits and we may not be able to obtain orphan drug designations for our other product candidates.

We expect to rely on orphan drug exclusivity for ProTmune and may rely on orphan drug exclusivity for other product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for ex vivo programmed mobilized peripheral blood for the prevention of GvHD in patients undergoing allogeneic hematopoietic cell transplantation, and in the European Union for ProTmune for treatment in hematopoietic stem cell transplantation. While we have been granted these orphan designations, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. In addition, we may be unable to obtain orphan drug designations for any other product candidates that we are currently developing or may pursue.

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

We do not currently operate our own facilities for the manufacture of our product candidates. Clinical cell processing facilities operated by or affiliated with our clinical sites currently manufacture ProTmune and FATE-NK100 for use in our clinical trials of these product candidates. We will be required by the FDA to standardize the manufacture of ProTmune and FATE-NK100, and any other product candidates we may develop, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune and FATE-NK100 for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of these product candidates for commercialization may require each of the clinical cell processing facilities at which ProTmune and FATE-NK100 are manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a BLA or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with regulatory requirements and to properly execute the protocol for the manufacture of any of our product candidates. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture any of our product candidates, including ProTmune and FATE-NK100, in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of such product candidate, which may require us to spend significant additional time and resources, and would impair our ability to manufacture, complete the clinical development of, and to commercialize, such product candidate. To comply with applicable regulatory and manufacturing requirements, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory or manufacturing requirements, it will be restricted or prohibited from manufacturing such product candidate and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune or FATE-NK100 may adversely affect the safety and efficacy profile of such product candidate or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune or FATE-NK100 in both the clinical and the commercial setting, which would have an adverse effect on our business.

Cell-based therapies depend on the availability of reagents and specialized materials and equipment, which may not be available to us on acceptable terms or at all.  We rely on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components.

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of ProTmune and FATE-NK100 from third party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates, including ProTmune and FATE-NK100. Additionally, any such change or modification may adversely affect the safety, efficacy or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

We face a variety of challenges and uncertainties associated with our dependence on human donor material for the manufacture of certain of our product candidates, including ProTmune and FATE-NK100.

Certain of our product candidates, including ProTmune and FATE-NK100, are manufactured from the blood of third-party donors, which subjects the manufacture of such product candidates to the availability and quality of the third-party donor material. The selection of the appropriate donor material for manufacture of our ProTmune and FATE-NK100 product candidates requires close coordination between clinical and manufacturing personnel.

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

Further, manufacture of our ProTmune and FATE-NK100 product candidates from donor material involves complex processes, with specialized equipment and highly skilled and trained personnel. The processes for manufacturing these product candidates are susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations could result in delays in the development of our product candidates. Such contaminations could also increase the risk of adverse side effects.

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

We rely upon third parties, including medical institutions, clinical investigators, cell processing laboratories, and clinical research organizations (CROs), for the conduct of certain research and preclinical development activities, process development and manufacturing activities, and for the conduct, management, and supervision of clinical trials of our product candidates. We do not have direct control over the activities of these third parties, and may have limited influence over their actual performance. Our reliance on these third parties and CROs does not relieve us of our responsibilities to ensure that our clinical studies are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

We are responsible for complying, and we are responsible for ensuring that our third-party service providers and CROs comply, with applicable GCP for conducting activities for all of our product candidates in clinical development, including conducting our clinical trials, and recording and reporting data from these trials. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators and trial sites. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with applicable GCP requirements. In addition, our registrational clinical trials must be conducted with product produced under applicable regulatory requirements.

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

We have limited experience manufacturing our product candidates on a clinical scale, and no experience manufacturing on a commercial scale.  We are, and expect to continue to be, dependent on third parties to conduct some or all aspects of manufacturing of our product candidates for use in clinical trials and for commercial sale, if approved.  Our business could be harmed if those third parties fail to perform satisfactorily.

We currently rely, and expect to continue to rely, on third parties, including cell processing facilities associated with clinical trial sites, to manufacture our product candidates for use in conducting clinical trials and for commercial sale upon approval of any of our product candidates. In some cases these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings. In addition, we have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

In addition, we do not currently operate our own facilities for the manufacture of our product candidates. The facilities used to manufacture our product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Reliance on third parties for manufacture of our product candidates entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations, the possibility that the third party fails to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination of our manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. Any failure by third parties that are manufacturing our product candidates to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Certain rights to our key technologies and product candidates, including intellectual property relating to ProTmune, FATE-NK100, and our iPSC technology are licensed from third parties. As a licensee of third party intellectual property, we rely on our licensors to file and prosecute patent applications and maintain patents, and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our licensed patents, patent applications and other intellectual property rights, and we cannot be certain that such activities will result in valid and enforceable patents and other intellectual property rights. Additionally, our licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and we cannot be certain that our licensors will allocate sufficient resources or prioritize enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may be required to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive, and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in any such proceeding. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Risks Related to the Commercialization of Our Product Candidates

We do not have experience marketing our product candidates and do not have a sales force or distribution capabilities, and if our products are approved we may be unable to commercialize them successfully.

We currently have no experience in marketing and selling therapeutic products. If any of our product candidates are approved for marketing, we intend to establish marketing and sales capabilities internally or we may selectively seek to enter into partnerships with other entities to utilize their marketing and distribution capabilities. If we are unable to develop adequate marketing and sales capabilities on our own or effectively partner with third parties, our product revenues will suffer.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the Sarbanes-Oxley Act), and the related rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

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

In July 2014, we entered into an amended and restated loan and security agreement with Silicon Valley Bank (SVB) pursuant to which we were extended term loans in the aggregate principal amount of $20.0 million. In July 2017, we entered into an amendment to the loan and security agreement, pursuant to which SVB extended an additional term loan to us in the aggregate principal amount of $15.0 million, a portion of which was applied to repay in full our previously outstanding debt to SVB under the agreement.  Borrowings under the loan and security agreement, as amended, are secured by substantially all of our assets, excluding certain intellectual property rights. The loan and security agreement restricts our ability, among other things, to:

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

In addition, we are required under our loan agreement to maintain our deposit and securities accounts with SVB and to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the loan and security agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (Juno) for the identification and application of small molecule modulators for programming the therapeutic properties of genetically engineered chimeric antigen receptor (CAR) and T-cell receptor (TCR) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any therapies using our modulators be developed and commercialized. Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors. For example, we may be unable to identify small molecule modulators that are effective in modulating genetically engineered T-cell therapies, or Juno may elect not to develop any genetically engineered T-cell therapies incorporating any modulators that are identified through the collaboration. Additionally, Juno may terminate the agreement upon six (6) months’ written notice to us. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

In January 2018, Juno announced its entry into a merger agreement with Celgene Corporation (Celgene), pursuant to which Celgene has agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer.  The acquisition of Juno by Celgene may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration agreement with Juno.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2017, we had an accumulated deficit of $218.8 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of

ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of March 2, 2018, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 47.6% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 58.4%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards (NOLs) and other pre-change tax benefits (such as research tax credits) attributable to the period prior to such change. We triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that there were no ownership changes from May 2015 through December 2017. We may experience ownership changes as a result of shifts in our stock ownership in the future or subsequent to ownership change analyses. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.  In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself.  The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.  There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, our ability to realize a tax benefit from the use of our NOLs may be further limited.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Facilities

As of December 31, 2017, we occupied approximately 48,000 square feet of office and laboratory space in San Diego, California under a non-cancelable operating lease through June 2023. We believe that our facilities are adequate for our current needs.

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

	High	Low
Year ended December 31, 2017
Fourth quarter	$6.75	$3.50
Third quarter	4.43	2.52
Second quarter	4.77	2.92
First quarter	5.68	2.44
Year ended December 31, 2016
Fourth quarter	$3.35	$1.80
Third quarter	3.82	1.55
Second quarter	2.37	1.47
First quarter	3.54	1.46

Holders of Common Stock

As of March 2, 2018, there were approximately 44 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index commencing on October 1, 2013 (the date our common stock began trading on the NASDAQ Global Market) and continuing through December 31, 2017. The past performance of our common stock is no indication of future performance.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2017.

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended and as of December 31,
	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data (in thousands, except share and per share data):
Revenue:
Collaboration revenue	$4,106	$4,402	$2,431	$—	$626
Grant revenue	—	—	—	—	345
Total revenue	4,106	4,402	2,431	—	971
Operating expenses:
Research and development	34,358	26,452	19,861	16,435	12,007
General and administrative	11,873	9,913	10,352	8,469	6,639
Total operating expenses	46,231	36,365	30,213	24,904	18,646
Loss from operations	(42,125)	(31,963)	(27,782)	(24,904)	(17,675)
Total other expense, net	(827)	(1,499)	(2,210)	(979)	(3,219)
Net loss	(42,952)	(33,462)	(29,992)	(25,883)	(20,894)
Other comprehensive loss	(2)	(1)	—	—	—
Comprehensive loss	$(42,954)	$(33,463)	$(29,992)	$(25,883)	$(20,894)
Net loss per common share, basic and diluted	$(1.02)	$(1.05)	$(1.18)	$(1.27)	$(3.54)
Weighted-average common shares used to compute basic and diluted net loss per share	41,982,167	31,754,140	25,484,262	20,451,840	5,896,171
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$88,952	$88,609	$64,809	$49,101	$54,036
Short-term investments and related maturity receivables	11,997	3,503	—	—	—
Working capital	91,547	78,136	52,211	45,291	50,051
Total assets	105,292	95,048	67,958	51,183	55,583
Long-term debt, current portion	—	8,187	7,550	1,535	1,732
Long-term debt, net of current portion	14,808	2,501	10,688	18,073	—
Deferred revenue, non-current portion	724	2,829	4,934	—	—
Convertible preferred stock	36,289	36,289	—	—	—
Accumulated deficit	(218,798)	(175,846)	(142,384)	(112,392)	(86,509)
Total stockholders’ equity	$77,189	$73,154	$38,038	$28,340	$50,848

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

To create better cell therapies, we use an approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs) generate a clonal master iPSC line having preferred biological properties and direct the fate of the clonal master iPSC line to create a homogeneous population of our cell therapy product candidate. We believe the use of clonal master iPSC lines may enable the creation of cell therapy product candidates that are well-defined and uniform in composition; that can be reproducibly manufactured at significant scale; and that can be effectively used to treat a large number of patients in an off-the-shelf manner. Utilizing these therapeutic approaches, we program cells of the immune system, including natural killer cells (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

We have entered into a research collaboration and license agreement with the Regents of the University of Minnesota to develop off-the-shelf NK cell cancer immunotherapies derived from clonal master iPSC lines. Additionally, we have entered into a research collaboration and license agreement with Memorial Sloan Kettering Cancer Center to develop off-the-shelf, engineered T-cell cancer immunotherapies derived from clonal master iPSC lines.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our Phase 1/2 clinical trial of ProTmune, and initiate and conduct any additional clinical trials of ProTmune;
•	conduct our clinical trials of FATE-NK100, including under investigator-sponsored clinical trial agreements with the University of Minnesota and under our own Investigational New Drug application;
•

conduct preclinical research, process development, manufacturing and development activities to support the clinical translation of our first-in-class product candidates derived from master iPSC lines, and conduct first-in-human clinical trials of such product candidates;

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owned 100% of the voting shares of Fate Therapeutics (Canada) Inc. (Fate Canada) which was dissolved in November 2016 and directed all of its operational activities, which were insignificant. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics Ltd., or Fate Ltd., incorporated in the United Kingdom, whose operations have not been material to date. Fate Therapeutics, Inc. owns the majority of the voting shares of Tfinity Therapeutics, Inc. (Tfinity) and controls Tfinity for consolidation purposes. To date, Tfinity has not had any material operations. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, Fate Ltd., and Fate Canada. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. In connection with the Agreement, we received an upfront, non-refundable payment of $5.0 million and $8.0 million for the purchase of 1,000,000 shares of our common stock at $8.00 per share. Based on the upfront payment and the premium paid on the share purchase, we recorded $8.4 million of deferred revenue to be recognized ratably as revenue over the initial four-year research term. Additionally, we have received and are entitled to receive a minimum of $2.0 million in research funding annually during the initial four-year term. We account for the research funding as revenue using the gross method and record such amounts received from Juno as revenue when earned.

Pursuant to the Agreement, Juno has the option to extend the research term an additional two years subject to payment of a one-time, non-refundable extension fee of $3.0 million and minimum research funding of $4.0 million per year during the extended two-year research term. Additionally, if Juno elects to exercise its extension option, we then have the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price.

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

In connection with the Agreement, we have recognized $4.1 million and $4.4 million, respectively, during the years ended December 31, 2017 and 2016, as collaboration revenue in the consolidated statements of operations. As of December 31, 2017, aggregate deferred revenue related to the Agreement was $2.8 million.

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

•

conducting our clinical trials of FATE-NK100, including under investigator-sponsored clinical trial agreements with the University of Minnesota and under our own Investigational New Drug application, to examine its safety and efficacy in various forms of cancer;

•

conducting preclinical research, process development, manufacturing and clinical translation activities to investigate the therapeutic potential of our immuno-oncology programs, including our off-the-shelf NK- and T-cell cancer immunotherapies derived from clonal master iPSC lines, and conduct first-in-human clinical trials of such product candidates;

•

conducting preclinical activities to investigate the therapeutic potential of our immuno-regulatory programs, including a hematopoietic cell therapy for regulating auto-reactive T cells of patients with autoimmune disorders; and

•

performing research, preclinical development, process development, manufacturing and clinical translation activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering and Juno.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates, including ProTmune, FATE-NK100 and our product candidates derived from clonal master iPSC lines. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), interest expense, and debt extinguishment losses on amounts outstanding under our credit facilities.

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

Pending Adoption of Accounting Standards Update 2014-09 (ASU 2014-09)

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue. For public business entities, ASU 2014-09 is effective beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt ASU 2014-09 in the first quarter of 2018 using the full retrospective method. The Company has evaluated the effect that the updated standard will have on its internal processes, financial statements and related disclosures, and has determined that the adoption will not have a material impact on the Company’s historical Consolidated Financial Statements.

Collaboration Revenues

In October 2009, FASB issued a new accounting standard which amended the guidance on accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. In January 2011, we adopted new authoritative guidance on revenue recognition for milestone payments related to agreements under which we have continuing performance obligations. As required under the new literature, we evaluate all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants with both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. We estimate the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants with both performance-based milestones and market conditions, which are valued using a lattice based model. The fair value of restricted stock units is based on the closing price of our common stock as reported on The NASDAQ Global Market on the date of grant.

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

Total stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015, was $3.6 million, $3.2 million, and $2.4 million, respectively. Expense related to unvested employee stock option grants not yet recognized (excluding those with performance-based conditions which are unachieved or determined not to be probable of achievement) as of December 31, 2017 was approximately $5.8 million and the weighted-average period over which these grants are expected to vest is 2.6 years. As of December 31, 2017, the unrecognized compensation cost related to outstanding restricted stock units was $0.9 million, which is expected to be recognized as expense over approximately 1.8 years.

Other Company Information

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (b) December 31, 2018, (c) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 1 of the Notes to the Consolidated Financial Statements.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Increase/
	2017	2016	(Decrease)
	(in thousands)
Collaboration revenue	$4,106	$4,402	$(296)
Research and development expenses	34,358	26,452	7,906
General and administrative expenses	11,873	9,913	1,960
Total other expense, net	827	1,499	(672)

Revenue.  During the years ended December 31, 2017 and 2016, we recognized revenue of $4.1 million and $4.4 million, respectively, under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $34.4 million for the year ended December 31, 2017, compared to $26.5 million for the year ended December 31, 2016. The increase in research and development expenses includes the following changes:

•

$4.1 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•

$1.7 million increase in employee compensation and benefits expense, including employee-stock based compensation expense, relating to employee headcount costs to support our clinical development, manufacturing and research activities;

•	$1.4 million increase in facility rent expense due to an office and lab space expansion in January 2017; and
•

$0.5 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and research activities and the manufacture of our product candidates.

General and administrative expenses.  General and administrative expenses were $11.9 million for the year ended December 31, 2017, compared to $9.9 million for the year ended December 31, 2016. The increase in general and administrative expenses includes the following changes:

•	$1.2 million increase in intellectual property-related expenses;
•	$0.3 million increase in third-party professional consultant and service provider expenses; and
•	$0.2 million increase in facility rent expense due to an office and lab space expansion in January 2017.

Other expense, net.  Other expense, net, was $0.8 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums). The year ended December 31, 2017 also included a $0.1 million loss on debt extinguishment related to the amendment of our loan agreement with Silicon Valley Bank.

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

Research and development expenses.  Research and development expenses were $26.5 million for the year ended December 31, 2016, compared to $19.9 million for the year ended December 31, 2015. The increase in research and development expenses includes the following changes:

•

$2.7 million increase in third-party professional consultant and service provider expenses relating to the clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreement with the University of Minnesota;

•	$2.1 million increase in employee compensation and benefits expense, including employee-stock based compensation expense, relating to employee headcount costs to support our research activities; and
•	$1.2 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our research activities, including our activities under our collaboration with Juno.

General and administrative expenses.  General and administrative expenses were $9.9 million for the year ended December 31, 2016, compared to $10.4 million for the year ended December 31, 2015. The decrease in general and administrative expenses includes the following changes:

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2017, we had an accumulated deficit of $218.8 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(36,905)	$(29,823)	$(18,397)
Net cash used in investing activities	(10,196)	(4,114)	(1,498)
Net cash provided by financing activities	47,444	57,737	35,603
Net increase in cash, cash equivalents and restricted cash	$343	$23,800	$15,708

Operating Activities

Cash used in operating activities increased from $29.8 million for the year ended December 31, 2016 to $36.9 million for the year ended December 31, 2017. The primary driver of this change in cash used in operating activities was our increase in net loss from 2016 to 2017 partially offset by a change of $1.0 million in deferred rent resulting from the office and lab expansion in January 2017 and a change of $1.0 million in accounts payable and accrued expenses.

Cash used in operating activities increased from $18.4 million for the year ended December 31, 2015 to $29.8 million for the year ended December 31, 2016. The primary driver of this change in cash used in operating activities was a change of $9.7 million in deferred revenue resulting from the Agreement with Juno in May 2015 and our increase in net loss from 2015 to 2016.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of December 31, 2017, we have received a total of $5.3 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of December 31, 2017, no selection fees or milestone payments have been received by us.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of December 31, 2017, no royalties have been received by us.

In January 2018, Juno announced its entry into a merger agreement with Celgene, pursuant to which Celgene has agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer.

Investing Activities

During the years ended December 31, 2017, 2016, and 2015, investing activities used cash of $10.2 million, $4.1 million, and $1.5 million, respectively.  During the year ended December 31, 2017 we purchased $40.0 million in U.S. Treasuries as short-term investments, offset by $31.5 million in maturities of these short-term investments.  During the year ended December 31, 2016 we purchased $19.7 million in U.S. Treasuries as short-term investments, offset by $16.0 million in maturities of these short-term investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $47.4 million for the year ended December 31, 2017, which primarily consisted of $43.2 million of net proceeds from our December 2017 public offering of common stock and $15.0 million of proceeds from the July 14, 2017 amendment to our loan agreement with Silicon Valley Bank, offset by $10.8 million of principal payments on our term loans outstanding with Silicon Valley Bank.

Financing activities provided cash of $57.7 million for the year ended December 31, 2016, which primarily consisted of $36.4 million of net proceeds from our November 2016 private placement issuance of Class A convertible preferred stock, $18.6 million of net proceeds from our November 2016 private placement issuance of common stock and $10.2 million of net proceeds from our August 2016 private placement issuance of common stock, offset by $7.7 million of principal payments on our term loans outstanding with Silicon Valley Bank.

Financing activities provided cash of $35.6 million for the year ended December 31, 2015, which primarily consisted of $32.1 million of net proceeds from our May 2015 follow-on public offering of our common stock and $4.6 million from our May 2015 collaboration agreement with Juno, which amount represents the fair value of the equity component from Juno’s common stock purchase under the agreement, offset by $1.5 million of principal payments on our term loans outstanding with Silicon Valley Bank.

From our inception through December 31, 2017 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2017, we had aggregate cash and cash equivalents and short-term investments of $100.9 million.

Public Offering of Common Stock

In December 2017, we completed a public offering of common stock in which investors purchased 10,953,750 shares of our common stock at a price of $4.20 per share under our shelf registration statement. Gross proceeds from the offering were $46.0 million. After giving effect to an estimated $3.0 million of costs related to the offering (of which $0.2 million was not paid as of December 31, 2017), net proceeds are estimated to be $43.0 million.

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

Silicon Valley Bank Debt Facility

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (Restated LSA) with Silicon Valley Bank (SVB), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between us and SVB (the Loan Agreement). Pursuant to the Restated LSA, SVB agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (Term A Loan) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (Term B Loan). On December 24, 2014, we elected to draw $10.0 million under the Term B Loan.

On July 14, 2017, we and SVB entered into an amendment (the SVB Loan Amendment) of the Restated LSA where SVB extended an additional term loan to us in the principal amount of $15.0 million (the 2017 Term Loan), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA.  Following such repayment in full of our existing outstanding debt with SVB under the Restated LSA, cash proceeds to us from the remaining portion of the Term Loan were $7.5 million.

The 2017 Term Loan matures on January 1, 2022 (Term Loan Maturity Date). The 2017 Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. From August 1, 2017 through January 1, 2019 (the Interest-only Period), we are required to make monthly payments of interest only. Thereafter, we are required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by us before the expiration of the above-described Interest-only Period, (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) we shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. Our final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5% final payment fee.

Subject to certain conditions, including the payment of a prepayment fee in the amount of (x) 3% of the principal amount of the Term Loan for any prepayment made through July 14, 2018 or (y) 1% of the principal amount of the Term Loan for any prepayment made after July 14, 2018 and on or before July 14, 2019, we may voluntarily prepay all, but not less than all, of the 2017 Term Loan.

In connection with the SVB Loan Amendment, we issued to SVB on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of our common stock, subject to adjustment, at an exercise price equal to $3.28 per share.

We are required under the Loan Agreement, as amended by the SVB Loan Amendment, to maintain our deposit and securities accounts with SVB and to comply with various default clauses and operating covenants that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable.

Registration Statements on Form S-3

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of December 31, 2017, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under the shelf registration statement.  In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described below.

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

We believe our existing cash and cash equivalents and short-term investments as of December 31, 2017 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 that are expected to affect our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Long-term debt (including interest and fees)	$19,319	$1,215	$11,306	$6,798	$—
Operating lease obligations	12,928	2,116	4,624	4,906	1,282
Total	$32,247	$3,331	$15,930	$11,704	$1,282

Our long-term debt bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. The amounts in the table above assume payment at our current interest rate, which is subject to change. The amounts in the above table also assume the Interest-only Period to be from August 1, 2017 through January 1, 2019.

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

•

We are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by various exclusive license agreements with The Scripps Research Institute (TSRI) pursuant to which we license certain patents relating to the use of small molecules in the reprogramming of somatic cells. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low to mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, but will be required to pay a percentage of any sublicense income.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from six to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

San Diego, California

March 5, 2018

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$88,952	$88,609
Short-term investments and related maturity receivables	11,997	3,503
Prepaid expenses and other current assets	1,647	1,211
Total current assets	102,596	93,323
Property and equipment, net	2,550	1,579
Restricted cash	122	122
Other assets	24	24
Total assets	$105,292	$95,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,678	$934
Accrued expenses	7,254	3,957
Current portion of deferred rent	12	4
Current portion of deferred revenue	2,105	2,105
Long–term debt, current portion	—	8,187
Total current liabilities	11,049	15,187
Deferred rent	1,347	101
Deferred revenue	724	2,829
Accrued expenses	175	1,276
Long–term debt, net of current portion	14,808	2,501
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2017 and December 31, 2016; 2,819,549 Class A convertible preferred shares issued and outstanding at December 31, 2017 and December 31, 2016	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at December 31, 2017 and December 31, 2016; issued and outstanding—52,648,601 at December 31, 2017 and 41,386,506 at December 31, 2016	53	41
Additional paid–in capital	295,934	248,957
Accumulated other comprehensive loss	(3)	(1)
Accumulated deficit	(218,798)	(175,846)
Total stockholders’ equity	77,189	73,154
Total liabilities and stockholders’ equity	$105,292	$95,048

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016	2015
Collaboration revenue	$4,106	$4,402	$2,431
Operating expenses:
Research and development	34,358	26,452	19,861
General and administrative	11,873	9,913	10,352
Total operating expenses	46,231	36,365	30,213
Loss from operations	(42,125)	(31,963)	(27,782)
Other income (expense):
Interest income	559	138	10
Interest expense	(1,268)	(1,637)	(2,220)
Loss on extinguishment of debt	(118)	—	—
Total other expense, net	(827)	(1,499)	(2,210)
Net loss	$(42,952)	$(33,462)	$(29,992)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2)	(1)	—
Comprehensive loss	$(42,954)	$(33,463)	$(29,992)
Net loss per common share, basic and diluted	$(1.02)	$(1.05)	$(1.18)
Weighted–average common shares used to compute basic and diluted net loss per share	41,982,167	31,754,140	25,484,262

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2014	—	$—	20,569,399	$21	$140,711	$—	$(112,392)	$28,340
Exercise of stock options, net of issuance costs	—	—	227,215	—	420	—	—	420
Repurchase liability for unvested equity awards	—	—	—	—	44	—	—	44
Stock–based compensation	—	—	—	—	2,400	—	—	2,400
Senior executive incentive bonuses paid in common stock	—	—	19,956	—	97	—	—	97
Public offering of common stock, net of offering costs	—	—	6,900,000	7	32,142	—	—	32,149
Issuance of common stock to collaboration partner	—	—	1,000,000	1	4,579	—	—	4,580
Net loss	—	—	—	—	—	—	(29,992)	(29,992)
Balance at December 31, 2015	—	$—	28,716,570	$29	$180,393	$—	$(142,384)	$38,038
Exercise of stock options, net of issuance costs	—	—	136,368	—	187	—	—	187
Repurchase liability for unvested equity awards	—	—	—	—	1	—	—	1
Stock–based compensation	—	—	—	—	3,184	—	—	3,184
Private placement issuances of common stock, net of offering costs	—	—	12,486,837	12	28,785	—	—	28,797
Private placement issuance of Series A convertible preferred stock, net of offering costs	2,819,549	3	—	—	36,286	—	—	36,289
Senior executive incentive bonuses paid in common stock	—	—	46,731	—	121	—	—	121
Unrealized loss on short-term investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(33,462)	(33,462)
Balance at December 31, 2016	2,819,549	$3	41,386,506	$41	$248,957	$(1)	$(175,846)	$73,154
Exercise of stock options, net of issuance costs	—	—	83,220	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units			225,125	1	(1)	—	—	—
Stock–based compensation	—	—	—	—	3,606	—	—	3,606
Issuance of warrants for common stock	—	—	—	—	217	—	—	217
Public offering of common stock, net of offering costs	—	—	10,953,750	11	42,968	—	—	42,979
Private placement issuances of common stock, net of offering costs	—	—	—	—	(13)	—	—	(13)
Private placement issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	(26)	—	—	(26)

Unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(42,952)	(42,952)
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(42,952)	$(33,462)	$(29,992)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	971	881	687
Stock–based compensation	3,606	3,184	2,400
Amortization of debt discounts and debt issuance costs	81	139	176
Amortization of premiums and discounts on investments, net	(25)	171	—
Noncash interest expense	321	492	651
Deferred rent	1,085	(7)	(24)
Deferred revenue	(2,105)	(2,401)	7,335
Loss on extinguishment of debt	30	—	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(428)	(381)	(107)
Accounts payable and accrued expenses	2,511	1,561	477
Net cash used in operating activities	(36,905)	(29,823)	(18,397)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	18	—
Purchase of property and equipment	(1,725)	(457)	(1,498)
Purchases of short-term investments	(39,971)	(19,675)	—
Maturities of short-term investments	31,500	16,000	—
Net cash used in investing activities	(10,196)	(4,114)	(1,498)
Cash flows from financing activities
Issuance of common stock from equity incentive plans, net of repurchases and issuance costs	205	186	420
Proceeds from public offering of common stock, net of issuance costs	43,206	—	32,149
Proceeds from private placement issuances of common stock, net of issuance costs	(65)	28,849	—
Proceeds from private placement issuance of preferred stock, net of issuance costs	(128)	36,391	—
Proceeds from sale of common stock to collaboration partner	—	—	4,580
Proceeds from long–term debt	15,000	—	—
Payments on long–term debt	(10,764)	(7,689)	(1,546)
Payments for the issuance of debt	(10)	—	—
Net cash provided by financing activities	47,444	57,737	35,603
Net change in cash, cash equivalents and restricted cash	343	23,800	15,708
Cash, cash equivalents and restricted cash at beginning of the period	88,731	64,931	49,223
Cash, cash equivalents and restricted cash at end of the period	$89,074	$88,731	$64,931
Supplemental disclosure of cash flow information
Interest paid	$2,314	$1,067	$1,353
Supplemental schedule of noncash investing and financing activities
Issuance of warrants for common stock in connection with long–term debt	$217	$—	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the “Company”) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s cell therapy pipeline is comprised of NK- and T-cell immuno-oncology programs, including off-the-shelf engineered product candidates derived from clonal master iPSC lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation and to promote immune tolerance in patients with autoimmune disease. Its adoptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of December 31, 2017, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In May 2015, the Company completed a public offering of common stock in which investors purchased 6,900,000 shares of its common stock at an offering price of $5.00 per share. Gross proceeds from the offering were $34.5 million. After giving effect to costs related to the offering, total net proceeds from the offering were $32.1 million.

In December 2017, the Company completed a public offering of common stock in which investors purchased 10,953,750 shares of its common stock at a price of $4.20 per share under the Company’s shelf registration statement. Gross proceeds from the offering were $46.0 million, and after giving effect to an estimated $3.0 million of costs related to the offering (of which $0.2 million was not paid as of December 31, 2017), net proceeds are estimated to be $43.0 million.

Private Placements of Common Stock and Convertible Preferred Stock

In August 2016, the Company completed a private placement of common stock in which investors purchased 5,250,000 shares of the Company’s common stock at a price of $1.96 per share. Gross proceeds from the private placement were $10.3 million. After giving effect to costs related to the private placement, net proceeds were $10.2 million. The Company also registered all of the shares issued in the private placement transaction for resale on a Form S-3 filed with the Securities and Exchange Commission (the SEC), as required under a registration rights agreement entered into by the Company with the purchasers of the common stock, and the registration statement was declared effective in September 2016.

In November 2016, the Company completed a private placement of common and preferred stock in which investors, including investors affiliated with the Company’s directors and officers, purchased convertible preferred stock and common stock of the Company. The Company issued 2,819,549 shares of non-voting Class A Preferred Stock at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions. The Company also issued 7,236,837 shares of common stock at $2.66 per share. Gross proceeds from the private placement were $56.7 million. After giving effect to costs related to the private placement, net proceeds were $54.9 million. The Company also entered into a registration rights agreement (the Registration Rights Agreement) with certain of the purchasers in the November 2016 placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in the placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017. See Note 6 to the Consolidated Financial Statements for additional information related to this offering.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics (Canada), Inc. or Fate Canada, incorporated in Canada and which was dissolved in November 2016, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Tfinity Therapeutics, Inc., incorporated in the United States. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Fair Value of Financial Instruments

The carrying amounts of accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described below, and because of the relatively recent financing date, the Company believes that the fair value of long-term debt approximates its carrying value.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Cash equivalents	$88,952	$88,952	$—	$—
U.S. Treasury debt securities	11,997	11,997	—	—
Total assets	$100,949	$100,949	$—	$—

As of December 31, 2016:
Cash equivalents	$88,609	$88,609	$—	$—
U.S. Treasury debt securities	3,503	3,503	—	—
Total assets	$92,112	$92,112	$—	$—

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

As of December 31, 2017 and 2016, the Company had no material liabilities measured at fair value on a recurring basis.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows as of December 31, 2017 (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$88,952	$88,609	$64,809
Restricted cash	122	122	122
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$89,074	$88,731	$64,931

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a significant concentration of credit risk, consist primarily of cash and cash equivalents, and short-term investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held.

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

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the facilities the Company occupies. The Company’s lease for its facilities provides for fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease term are charged to rent expense ratably over the life of the lease.

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

Revenue has been allocated to each element at the inception of the arrangement using the relative selling price method that is based on a three-tier hierarchy. The relative selling price method requires that the estimated selling price for each element be based on vendor-specific objective evidence (VSOE) of fair value, which represents the price charged for each element when it is sold separately or, for an element not yet being sold separately, the price established by management. When VSOE of fair value is not available, third-party evidence (TPE) of fair value is acceptable, or a best estimate of selling price is used if neither VSOE nor TPE is available. A best estimate of selling price should be consistent with the objective of determining the price at which the Company would transact if the element were sold regularly on a stand-alone basis and should also take into account market conditions and company-specific factors.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock option grants for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants for which vesting is subject to both performance-based milestones and market conditions, which are valued using a lattice-based model. The fair value of restricted stock units is based on the closing price of the Company’s common stock as reported on The NASDAQ Global Market on the date of grant.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling zero shares, 3,284 shares, and 44,381 shares for the years ended December 31, 2017, 2016, and 2015, respectively. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2017	2016	2015
Warrants for common stock	225,756	134,113	134,113
Common stock options	5,458,043	3,910,350	2,587,474
Restricted stock units	212,625	525,250	525,250
Series A convertible preferred stock (if converted)	14,097,745	14,097,745	—
	19,994,169	18,667,458	3,246,837

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-18 (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. As early adoption of this amendment is permitted, the Company has adopted the update retrospectively to each period presented. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU 2014-09, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue. For public business entities, ASU 2014-09 is effective beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company will adopt ASU 2014-09 in the first quarter of 2018 using the full retrospective method. The Company has evaluated the effect that the updated standard will have on its internal processes, financial statements and related disclosures, and has determined that the adoption will not have a material impact on the Company’s historical Consolidated Financial Statements.

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

2. Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid the Company a non-refundable upfront payment of $5.0 million and purchased 1,000,000 shares of the Company’s common stock at a price of $8.00 per share.

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

The Company applied Accounting Standards Codification (ASC) 605-25, Revenue Recognition — Multiple Element Arrangements, to evaluate the appropriate accounting for the Agreement. In accordance with this guidance, the Company assessed the potential deliverables, including an exclusive license granted by the Company to Juno for certain intellectual property and research services to be performed by the Company, and determined that the deliverables did not have stand-alone value. The Company determined that the license deliverable granted under the Agreement does not have standalone value given the highly specific nature of the small molecules to be identified for use with Juno’s genetically-engineered T-cell immunotherapies. The Company concluded that there is one single unit of accounting, and the arrangement consideration will be recognized in the same manner as the final deliverable, which is the research services. As such, the upfront payment of $5.0 million was recorded as deferred revenue and is being recognized over the initial four-year research term under the Agreement. With respect to the $8.0 million payment for the Company’s common stock, the Company determined that the common stock purchase price of $8.00 per share represented a premium of $3.40 per share. This premium represents arrangement consideration and therefore the aggregate premium of $3.4 million was recorded as deferred revenue and is being recorded as revenue ratably over the initial four-year research term. The remaining $4.6 million consideration that represents the purchase of common stock was recorded as the issuance of common stock in shareholders’ equity.

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

Total revenue recognized under the Agreement for the years ended December 31, 2017, 2016, and 2015 was $4.1 million, $4.4 million, and $2.4 million, respectively. As of December 31, 2017, aggregate deferred revenue related to the Agreement was $2.8 million.

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

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of December 31, 2017 and 2016 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2017
U.S. Treasury debt securities	1 or less	12,000	(3)	—	11,997
Total		$12,000	$(3)	$—	$11,997

December 31, 2016
U.S. Treasury debt securities	1 or less	3,504	(1)	—	3,503
Total		$3,504	$(1)	$—	$3,503

The Company reviewed its investment holdings as of December 31, 2017 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During the years ended December 31, 2017 and 2016, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Furniture and fixtures	$508	$324
Computer and office equipment	527	318
Software	103	103
Leasehold improvements—building	180	180
Scientific equipment	6,371	4,858
Property and equipment, gross	7,689	5,783
Less accumulated depreciation and amortization	(5,139)	(4,204)
Property and equipment, net	$2,550	$1,579

Depreciation expense related to property and equipment was $1.0 million, $0.9 million, and $0.7 million, for the years ended December 31, 2017, 2016, and 2015, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2017, 2016, and 2015.

5.  Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued payroll and other employee benefits	$1,761	$1,505
Accrued clinical trial related costs	3,323	1,043
Accrued other	2,170	1,409
Accrued expenses	$7,254	$3,957

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31, 2017	December 31, 2016
Long-term debt	$15,000	$10,765
Less debt issuance costs and discount, net of current portion	(192)	(7)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,808	10,758
Less current portion of long-term debt	—	(8,257)
Long-term debt, net	$14,808	$2,501
Current portion of long-term debt	$—	$8,257
Less current portion of debt issuance costs and discount	—	(70)
Current portion of long-term debt, net	$—	$8,187

SVB Loan Amendment

On July 14, 2017 (the First Amendment Effective Date), the Company entered into the First Amendment (the SVB Loan Amendment) to the Amended and Restated Loan and Security Agreement (the Restated LSA) between the Company and Silicon Valley Bank (SVB) dated July 30, 2014. The SVB Loan Amendment amends the Restated LSA.

Pursuant to the SVB Loan Amendment, SVB extended an additional term loan to the Company on July 14, 2017 in the principal amount of $15.0 million (2017 Term Loan), a portion of which was applied to repay in full the Company’s existing outstanding debt with SVB under the Restated LSA, which included outstanding principal, accrued interest, and final payment fees. Following such repayment in full of the Company’s existing outstanding debt with SVB under the Restated LSA, cash proceeds to the Company from the remaining portion of the 2017 Term Loan were $7.5 million. The net proceeds of the 2017 Term Loan are expected to be used for working capital purposes, including the advancement of the Company’s clinical and research programs.

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of December 31, 2017 was 8.00%.

From August 1, 2017 through January 1, 2019 (the Interest-only Period), the Company is required to make monthly payments of interest only. Thereafter, the Company is required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by the Company before the expiration of the above-described Interest-only Period, at the Company’s election (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) the Company shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule.

The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5%, or $1.1 million, final payment fee. This final payment fee is accrued as interest expense over the term of the 2017 Term Loan and recorded in accrued expenses.

In connection with the SVB Loan Amendment, the Company issued to SVB on the First Amendment Effective Date a fully exercisable warrant (the 2017 Warrant) to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. The 2017 Warrant expires in July 2024. The aggregate fair value of the 2017 Warrant was determined to be $0.2 million using the Black-Scholes option pricing model and was recorded as a debt discount on the 2017 Term Loan. This debt discount is amortized to interest expense over the term of the 2017 Term Loan using the effective interest method. The Company determined the effective interest rate of the 2017 Term Loan to be 10.2% as of the First Amendment Effective Date.

The Company determined the repayment of the Restated LSA and issuance of the 2017 Term Loan was a debt extinguishment, and accounted for the 2017 Term Loan at fair value as of the First Amendment Effective Date, accordingly. During the year ended December 31, 2017, the Company recorded a loss on debt extinguishment of $0.1 million, which was primarily related to the unaccrued amount of the final payment fee under the Restated LSA that was paid in connection with the 2017 Term Loan.

The Company is required under its loan agreement with SVB to maintain its deposit and securities accounts with SVB and to comply with various operating covenants and default clauses. A breach of any of these covenants or clauses could result in a default under the agreement, which would cause all of the outstanding indebtedness under the facility to become immediately due and payable. The Company is in compliance with all such covenants and clauses.

For the year ended December 31, 2017, the Company recorded $0.8 million in aggregate interest expense related to the 2017 Term Loan.

Restated LSA

On July 30, 2014, the Company entered into the Restated LSA with SVB, collateralized by substantially all of the Company’s assets, excluding certain intellectual property. Pursuant to the Restated LSA, SVB agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (Term A Loan) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (Term B Loan). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

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

In connection with the funding of the Term B Loan, the Company issued SVB and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. The 2014 Warrants expire in December 2021 and remain outstanding as of December 31, 2017.

For the years ended December 2017, 2016, and 2015, the Company recorded $0.5 million, $1.6 million and $2.2 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with a prior debt agreement between the Company and SVB in 2009 remain outstanding as of December 31, 2017, with 5,305 and 30,769 of such warrants having expiration dates in January 2019 and August 2021, respectively.

Facility Lease

The Company leases certain office and laboratory space, comprising approximately 48,000 square feet, under a non-cancelable operating lease through June 2023. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of December 31, 2017, future minimum payments under the operating lease are $12.9 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease was accounted for as an operating lease and expired in September 2017.  No future payments remain under the sublease.

Aggregate contractual rent expense was $2.3 million, $1.3 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

License Agreements

The Company has entered into exclusive license agreements with certain academic institutions and universities pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement, as consideration for an exclusive license to the intellectual property, the Company paid a license fee, reimbursed the institution for historical patent costs and, in certain instances, issued the institution shares of restricted common stock. Additionally, under each agreement, the institution is generally eligible to receive future consideration including, but not limited to, annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of $0.2 million.

Commitments

Future minimum payments under the long-term debt and the non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

	Long–Term Debt	Operating Leases	Total
Years Ending December 31,
2018	1,215	2,116	3,331
2019	5,645	2,278	7,923
2020	5,661	2,346	8,007
2021	5,253	2,417	7,670
2022	1,545	2,489	4,034
2023	—	1,282	1,282
Total	$19,319	$12,928	$32,247
Less interest	(3,194)
Less additional payments due upon maturity	(1,125)
Less unamortized debt discount and debt issuance costs	(192)
Long–term debt, net of current portion	$14,808

The Company’s long-term debt bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. The amounts in the table above assume payment at the current interest rate, which is subject to change. The amounts in the above table also assume the Interest-only Period to be from August 1, 2017 through January 1, 2019.

6. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, certain of which are affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of non-voting Class A Convertible Preferred Stock (the Class A Preferred) at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred.  As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. Gross proceeds from the November 2016 Placement were $56.7 million, and after giving effect to costs related to placement, net proceeds were $54.9 million.

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

The issuance of convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in-the-money) at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock on the commitment date.  The Class A Preferred have an effective conversion price of $2.66 per common share, which was equal to the market price of the Company’s stock on the commitment date. Therefore, no BCF is present.

The Company also entered into a registration rights agreement (the Registration Rights Agreement) with certain of the purchasers in the November 2016 Placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in the November 2016 Placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017.

Description of Securities

Dividends

As of December 31, 2017, the Board of Directors of the Company has not declared any dividends.

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

On August 28, 2013, the Company’s board of directors and stockholders approved and adopted the 2013 Stock Option and Incentive Plan (the 2013 Plan and collectively with the 2007 Plan, the Plans). The 2013 Plan became effective immediately prior to the Company’s IPO. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, directors or consultants of the Company or its subsidiaries. A total of 1,020,000 shares of common stock were initially reserved for issuance under the 2013 Plan, and in May 2017, stockholders approved an additional 2,500,000 shares of common stock for issuance under the 2013 Plan. The shares issuable pursuant to awards granted under the 2013 Plan will be authorized, but unissued shares. The shares of common stock underlying any awards from the 2013 Plan and the 2007 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the 2013 Plan and the 2007 Plan will be added back to the shares of common stock available for issuance under the 2013 Plan.

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

Inducement Plan

On May 10, 2016, the Company’s board of directors approved the Fate Therapeutics, Inc. Inducement Equity Plan (the Inducement Plan), the purpose of which is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not employed by the Company to accept employment with the Company. Under the Inducement Plan, the Company may grant non-qualified stock options and restricted stock units. A total of 500,000 shares of common stock were initially reserved for issuance under the Inducement Plan, and in January 2018 an additional 400,000 shares of common stock were reserved for issuance under the Inducement Plan. The shares of common stock underlying any awards from the Inducement Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the Inducement Plan will be added back to the shares of common stock available for issuance under the Inducement Plan.

Employee Stock Purchase Plan

On September 13, 2013, the Company’s board of directors approved and adopted the 2013 Employee Stock Purchase Plan (the ESPP). A total of 729,000 shares of common stock were initially reserved for issuance under the ESPP. In addition, the number of shares of stock available for issuance under the ESPP will be automatically increased each January 1, beginning on January 1, 2015, by the lesser of (i) 2% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 450,000 shares, or (iii) such lesser number as determined by the compensation committee of the Company’s board of directors.

No purchases have been made to date under the ESPP.

Stock Options and Restricted Stock Unit Awards

Stock Options.  The following table summarizes stock option activity and related information under all equity plans for the years ended December 31, 2017, 2016 and 2015:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2014	2,425,969	$3.83	8.06	$4,839
Granted	1,345,744	5.23
Exercised	(227,215)	1.85
Cancelled	(957,024)	4.20
Outstanding at December 31, 2015	2,587,474	$4.59	6.92	$1,486
Granted	2,245,240	2.62
Exercised	(136,368)	1.44
Cancelled	(785,996)	3.58
Outstanding at December 31, 2016	3,910,350	$3.77	8.28	$682
Granted	2,522,920	3.09
Exercised	(83,220)	2.79
Cancelled	(892,007)	3.50
Outstanding at December 31, 2017	5,458,043	$3.52	7.99	$14,754
Options vested and expected to vest at December 31, 2017	5,300,033	$3.53	8.02	$14,267
Options exercisable at December 31, 2017	2,479,556	$3.92	7.16	$5,972

As of December 31, 2017, 2016 and 2015, the outstanding options included 73,600, 73,600, and 14,769, respectively, of performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these options at December 31, 2017, 2016 and 2015, was $0.1 million, $0.1 million and $0.1 million, respectively.

For the years ended December 31, 2017, 2016, and 2015, the Company granted its employees and directors 2.5 million, 2.2 million and 1.2 million stock options, respectively, at a weighted-average grant date fair value per share equal to $2.29, $1.80 and $3.54, respectively.

As of December 31, 2017, 2016 and 2015, the unrecognized compensation cost related to outstanding options (excluding those with unachieved performance- based conditions) was $5.8 million, $4.9 million and $3.8 million, respectively, which was expected to be recognized as expense over approximately 2.6 years, 2.6 years and 2.8 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the year ended December 31, 2017 was $0.1 million. Total cash received upon the exercise of stock options was $0.2 million for the year ended December 31, 2017.

Restricted Stock Units. The following table summarizes Restricted Stock Unit activity and related information under all equity plans for the years ended December 31, 2017, 2016 and 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2014	—	$—	—	$—
Granted	525,250	4.89
Vested	—	—
Cancelled	—	—
Outstanding at December 31, 2015	525,250	$4.89	3.80	$1,770
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding at December 31, 2016	525,250	$4.89	2.80	$1,318
Granted	—	—
Vested	(225,125)	4.89
Cancelled	(87,500)	4.89
Outstanding at December 31, 2017	212,625	$4.89	1.80	$1,299
Restricted Stock Units expected to vest at December 31, 2017	212,625	$4.89	1.80	$1,299

As of December 31, 2017, 2016, and 2015, the unrecognized compensation cost related to outstanding restricted stock units was $0.9 million, $1.8 million, and $2.4 million respectively, which was expected to be recognized as expense over approximately 1.8 years, 2.8 years, and 3.8 years respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$2,095	$1,802	$1,241
General and administrative	1,511	1,382	1,159
Total stock-based compensation expense	$3,606	$3,184	$2,400

Employee Stock Option Grants.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2017	2016	2015
Risk–free interest rate	2.0%	1.6%	1.6%
Expected volatility	90%	80%	81%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

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

Non-Employee Stock Option Grants.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Years Ended December 31,
	2017	2016	2015
Risk–free interest rate	2.1%	1.5%	0.8%
Expected volatility	87%	83%	72%
Expected term (in years)	8.5	6.4	2.7
Expected dividend yield	0.0%	0.0%	0.0%

Warrants to Purchase Common Stock in Connection with Debt Issuance

As a result of the financing of the Loan Amendment on July 14, 2017, the Company issued SVB fully-exercisable warrants to purchase an aggregate of 91,463 shares of the Company’s common stock at an exercise price of $3.28 per share. The warrants expire in July 2024. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on the debt issuance.

The fair value of the warrants was determined to be $0.2 million, which was recorded to additional paid-in capital as a debt discount. The weighted- average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants issued were as follows:

As of July 14, 2017
Risk–free interest rate	2.1%
Expected volatility	88%
Expected term (in years)	7.0
Expected dividend yield	0.0%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2017	2016
Common stock warrants	225,756	134,113
Convertible preferred stock (if converted)	14,097,745	14,097,745
Common stock options	5,458,043	3,910,350
Restricted stock units	212,625	525,250
Awards available under the 2013 Plan	3,572,112	760,065
Awards available under the Inducement Plan	100,000	300,000
Employee stock purchase plan	729,000	729,000
	24,395,281	20,456,523

7. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2017	2016	2015
Tax computed at federal statutory rate	$(14,603)	$(11,377)	$(10,198)
State tax, net of federal tax benefit	(1,315)	(2,089)	2,226
Permanent differences	795	292	43
Stock compensation	539	968	213
R&D tax credits	(2,934)	(971)	(594)
Reserve for uncertain tax positions	1,326	2,076	1,733
Tax attribute limitation	—	54	2,727
Tax Cuts and Jobs Act	25,280	—	—
Other	46	(74)	(37)
Valuation allowance	(9,134)	11,121	3,887
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Section 59e amortization	$14,365	$17,699
Net operating losses	27,699	35,049
R&D tax credits	5,421	2,175
Depreciation and amortization	581	1,020
Deferred revenue	594	1,677
Stock compensation	876	1,222
Other	96	(76)
Deferred tax assets	49,632	58,766
Valuation allowance	(49,632)	(58,766)
Net deferred tax assets	$—	$—

A valuation allowance of $49.6 million and $58.8 million at December 31, 2017 and 2016, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2017, the Company had federal and California net operating loss (NOL) carryforwards of $121.2 million and $120.8 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2017, the Company had federal and California research and development (R&D) credit carryforwards of $5.7 million and $4.2 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2017 and concluded there were no ownership changes during 2016 and 2017. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States and California, and has historically filed income tax returns in Canada. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal, Californian and Canadian tax authorities for years beginning in 2014, 2013, and 2013, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2014	$1,820
Increase related to current year tax positions	374
Increase related to prior year tax positions	2,624
Decrease related to prior year tax positions	(949)
Balance at December 31, 2015	$3,869
Increase related to current year tax positions	2,268
Increase related to prior year tax positions	1,625
Decrease related to prior year tax positions	(32)
Balance at December 31, 2016	$7,730
Increase related to current year tax positions	4,077
Increase related to prior year tax positions	6
Decrease related to prior year tax positions	(13)
Balance at December 31, 2017	$11,800

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2017 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2017 would reduce the effective tax rate if recognized.  The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

The Company adopted ASU No. 2016-09 on January 1, 2017. ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. The Company had excess tax benefits for which a benefit could not be previously recognized of $0.1 million.  Due to the full valuation allowance on the deferred tax assets, there was no impact to the Company’s consolidated financial statements as a result of the adoption.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%. The reduction in the rate caused the Company to remeasure its deferred tax assets and liabilities at December 31, 2017. This resulted in a provisional reduction of the Company’s deferred tax balance by $25.3 million, offset by an equal change in the valuation allowance.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effect of the Act. In accordance with SAB 118, the Company has determined that $25.3 million of the deferred tax expense recorded in connection with remeasuring certain deferred tax assets and liabilities is a provisional amount and reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis. Any subsequent adjustment to these amounts will be recorded to current tax expense in the period the analysis is complete.

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

9. Selected Quarterly Financial Data

(in thousands, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Revenues	$1,027	$1,026	$1,026	$1,027
Total operating expenses	10,998	10,596	11,366	13,271
Net loss	(10,126)	(9,645)	(10,684)	(12,497)
Basic and diluted net loss per common share	$(0.24)	$(0.23)	$(0.26)	$(0.29)
2016
Revenues	$1,322	$1,027	$1,026	$1,027
Total operating expenses	9,238	9,031	9,415	8,681
Net loss	(8,377)	(8,408)	(8,737)	(7,940)
Basic and diluted net loss per common share	$(0.29)	$(0.29)	$(0.27)	$(0.21)

10. Subsequent Events

On February 22, 2018, the California Institute for Regenerative Medicine (CIRM) announced that it awarded the Company a $4.0 million grant to advance the Company’s FT516 product candidate into a first-in-human clinical trial. FT516 is being developed by the Company as an off-the-shelf engineered NK cell cancer immunotherapy.

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

Based on our management’s evaluation (with the participation of the individual serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, the individual serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Attestation Report on Internal Control over Financial Reporting.  This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2017 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.  Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013
3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013
4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on January 5, 2009	S-1	333-190608	4.2	August 13, 2013
4.3	First Amendment to Warrant to Purchase Stock dated January 5, 2009 by and between the Registrant and SVB Financial Group, dated August 25, 2011	S-1	333-190608	4.3	August 13, 2013
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on August 25, 2011	S-1	333-190608	4.4	August 13, 2013
4.5	Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates	8-K	001-36076	10.2	August 5, 2014
4.6†	Stock Purchase Agreement between the Registrant and Juno Therapeutics, Inc., dated as of May 4, 2015	10-Q/A	001-36076	4.2	November 6, 2015
4.7	Warrant to Purchase Common Stock issued to Silicon Valley Bank on July 14, 2017	10-Q	001-36076	4.1	August 14, 2017
10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013
10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	8-K	001-36076	10.1	May 2, 2017
10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015
10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013
10.5#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	—	—	—	Filed herewith
10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015
10.7#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36076	10.1	August 8, 2016

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.8#	Fate Therapeutics, Inc. Inducement Equity Plan	—	—	—	Filed herewith
10.9#	Form of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.2	May 20, 2016
10.10#	Form of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.3	May 20, 2016
10.11†	Exclusive License Agreement by and between the Registrant and Children's Medical Center Corporation, dated May 13, 2009	S-1	333-190608	10.9	August 13, 2013
10.12†	Collaboration and License Agreement, between the Registrant and Juno Therapeutics, Inc., dated as of May 4, 2015	10-Q/A	001-36076	10.1	November 6, 2015
10.13	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013
10.14	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013
10.15	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013
10.16	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016
10.17	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016
10.18	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016
10.19	Amended and Restated Investor Rights Agreement, dated August 8, 2013 by and between the Registrant and the stockholders named therein	S-1	333-190608	10.19	August 13, 2013
10.20†	Amendment to Amended and Restated Investor Rights Agreement by and between the Registrant and the stockholders named thereto, dated as of May 4, 2015	10-Q/A	001-36076	10.2	November 6, 2015
10.21	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
10.22	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of July 30, 2014	8-K	001-36076	10.1	August 5, 2014
10.23†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.23	March 12, 2015
10.24†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.24	March 12, 2015
10.25†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.25	March 12, 2015
10.26†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 26, 2010	10-K	001-36076	10.26	March 12, 2015
10.27	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016
10.28	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016
10.29	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016
10.30	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016
10.31	First Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated July 14, 2017	10-Q	001-36076	10.1	August 14, 2017
10.32#	Severance and Change in Control Policy	—	—	—	Filed herewith
14.1	Code of Business Conduct and Ethics	10-K	001-36076	14.1	March 17, 2014
21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	March 16, 2017
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

Fate Therapeutics, Inc.

Date: March 5, 2018	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	March 5, 2018
J. Scott Wolchko	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	March 5, 2018
William H. Rastetter, Ph.D.

	Vice Chairman of the Board and Director	March 5, 2018
John D. Mendlein, Ph.D., J.D.

/s/ Timothy P. Coughlin	Director	March 5, 2018
Timothy P. Coughlin

/s/ Mark J. Enyedy	Director	March 5, 2018
Mark J. Enyedy

/s/ Amir Nashat	Director	March 5, 2018
Amir Nashat, Sc.D.

/s/ Robert S. Epstein	Director	March 5, 2018
Robert S. Epstein