Form 10-Q
period 2018-03-31
FATE THERAPEUTICS INC
filed 2018-05-10
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, 52,858,446 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,912	$88,952
Accounts receivable	500	—
Short-term investments and related maturity receivables	55,722	11,997
Prepaid expenses and other current assets	1,491	1,647
Total current assets	90,625	102,596
Property and equipment, net	2,649	2,550
Restricted cash	122	122
Other assets	24	24
Total assets	$93,420	$105,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,160	$1,678
Accrued expenses	7,440	7,254
Current portion of deferred rent	125	12
Current portion of deferred revenue	2,105	2,105
Long-term debt, current portion	758	—
Total current liabilities	12,588	11,049
Deferred rent	1,303	1,347
Deferred revenue	198	724
Accrued expenses	267	175
Long-term debt, net of current portion	14,069	14,808
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2018 and December 31, 2017; 2,819,549 Class A Convertible Preferred shares issued and outstanding at March 31, 2018 and December 31, 2017	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at March 31, 2018 and December 31, 2017; issued and outstanding—52,857,734 at March 31, 2018 and 52,648,601 at December 31, 2017	53	53
Additional paid-in capital	297,885	295,934
Accumulated other comprehensive loss	(13)	(3)
Accumulated deficit	(232,933)	(218,798)
Total stockholders’ equity	64,995	77,189
Total liabilities and stockholders’ equity	$93,420	$105,292

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Collaboration revenue	$1,026	$1,027
Operating expenses:
Research and development	11,476	7,966
General and administrative	3,604	3,032
Total operating expenses	15,080	10,998
Loss from operations	(14,054)	(9,971)
Other income (expense):
Interest income	331	111
Interest expense	(412)	(266)
Total other expense, net	(81)	(155)
Net loss	$(14,135)	$(10,126)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(10)	(33)
Comprehensive loss	$(14,145)	$(10,159)
Net loss per common share, basic and diluted	$(0.27)	$(0.24)
Weighted-average common shares used to compute basic and diluted net loss per share	52,763,306	41,388,329

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(14,135)	$(10,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	206
Stock-based compensation	1,382	867
Amortization of debt discounts and debt issuance costs	19	24
Amortization of premiums and discounts on investments, net	(75)	(1)
Noncash interest expense	92	77
Deferred rent	69	272
Deferred revenue	(526)	(526)
Changes in operating assets and liabilities:
Accounts receivable	(500)	—
Prepaid expenses and other current assets	164	75
Accounts payable and accrued expenses	673	1,677
Net cash used in operating activities	(12,551)	(7,455)
Investing activities
Purchase of property and equipment	(184)	(155)
Purchases of short-term investments	(55,660)	(39,971)
Maturities of short-term investments	12,000	1,750
Net cash used in investing activities	(43,844)	(38,376)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	606	34
Issuance costs from public offering of common stock	(251)	—
Issuance costs from private placement of common stock	—	(65)
Issuance costs from private placement of preferred stock	—	(128)
Payments on long-term debt	—	(2,011)
Net cash provided (used) by financing activities	355	(2,170)
Net change in cash, cash equivalents and restricted cash	(56,040)	(48,001)
Cash, cash equivalents and restricted cash at beginning of the period	89,074	88,731
Cash, cash equivalents and restricted cash at end of the period	$33,034	$40,730

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s cell therapy pipeline is comprised of NK- and T-cell immuno-oncology programs, including off-the-shelf engineered product candidates derived from clonal master induced pluripotent stem cell (iPSC) lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation and to promote immune tolerance in patients with autoimmune disease. Its adoptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of March 31, 2018, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offering

In December 2017, the Company completed a public offering of common stock in which investors purchased 10,953,750 shares of its common stock at a price of $4.20 per share under the Company’s shelf registration statement. Gross proceeds from the offering were $46.0 million, and, after giving effect to $3.0 million of costs related to the offering (of which $0.3 million was paid during the three months ended March 31, 2018), net proceeds were $43.0 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics Ltd., incorporated in the United Kingdom, and Tfinity Therapeutics, Inc., incorporated in the United States. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amount shown in the Condensed Consolidated Statements of Cash flows as of March 31, 2018 (in thousands):

March 31, 2018
Cash and cash equivalents	$32,912
Restricted cash	122
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$33,034

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC on March 5, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

A customer is a party that has entered into a contract with the Company, where the purpose of the contract is to obtain a product or a service that is an output of the Company’s ordinary activities in exchange for consideration. To be considered a contract, (i) the contract must be approved (in writing, orally, or in accordance with other customary business practices), (ii) each party’s rights regarding the product or the service to be transferred can be identified, (iii) the payment terms for the product or the service to be transferred can be identified, (iv) the contract must have commercial substance (that is, the risk, timing or amount of future cash flows is expected to change as a result of the contract), and (v) it is probable that the Company will collect substantially all of the consideration to which it is entitled to receive in exchange for the transfer of the product or the service.

A performance obligation is defined as a promise to transfer a product or a service to a customer. The Company identifies each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) the

Company’s promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation.

The transaction price is the amount of consideration the Company is entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, the Company considers the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, the Company must estimate the consideration it expects to receive and uses that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

If a contract has multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation in an amount that reflects the consideration the Company is entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) the Company transfers control of the product or the service applicable to such performance obligation.

In those instances where the Company first receives consideration in advance of satisfying its performance obligation, the Company classifies such consideration as deferred revenue until (or as) the Company satisfies such performance obligation. In those instances where the Company first satisfies its performance obligation prior to its receipt of consideration, the consideration is recorded as accounts receivable.

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial.

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

For the three months ended March 31, 2018, the Company realized a net loss of $14.1 million. Shares of potentially dilutive securities totaled 22.0 million for the three months ended March 31, 2018, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 7.7 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Going Concern Assessment

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

Recent Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-05 (ASU 2018-05). ASU 2018-05 amends income tax related SEC paragraphs presented pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). The SEC issued SAB 118 during December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the Tax Cuts and Jobs Act), which was enacted in December 2017. Amounts recorded by the Company pursuant to ASU 2018-05 in connection with certain deferred tax assets and liabilities are based on reasonable estimates, and additional work is required to complete the accounting. Any subsequent adjustment to these estimated amounts will be recorded to current tax expense in the period when the accounting is complete.

In November 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company adopted the update retrospectively to each period presented. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies are required to adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While the Company is currently evaluating its significant lease arrangement to assess the potential impact of the adoption of this guidance on its consolidated financial statements, it anticipates that the adoption could result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

In May 2014, the FASB issued ASU 2014-09 (Topic 606), which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers and reflects the amount of the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. For public business entities, ASU 2014-09 is effective beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective method. The Company has evaluated the effect that the updated standard had on its internal processes, financial statements and related disclosures, and has determined that the adoption did not have a material impact on the Company’s historical Consolidated Financial Statements.

2.	Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Agreement) with Juno Therapeutics, Inc. (Juno) (acquired by Celgene Corporation) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Under the Agreement, the Company is primarily responsible for screening and identifying small molecule modulators of immunological cells, while Juno is primarily responsible for the development and commercialization of engineered T-cell immunotherapies incorporating the Company’s modulators. The Company granted Juno an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered T-cell immunotherapies using or incorporating small molecule modulators directed against certain designated tumor-associated antigen targets, subject to the selection by Juno of designated tumor-associated antigen targets which selection may be made by Juno on a target-by-target basis. The Company retained exclusive rights to such intellectual property, including its intellectual property arising under the collaboration, for all other purposes, including its use outside of those tumor-associated antigen targets selected by Juno. The Agreement will end on the date that no further payments are due under the Agreement, unless terminated earlier pursuant to the terms of the Agreement.

Pursuant to the terms of the Agreement, Juno paid the Company a non-refundable upfront payment of $5.0 million and purchased 1,000,000 shares of the Company’s common stock at a price of $8.00 per share. The Company determined that this common stock purchase represented a premium of $3.40 per share, or $3.4 million in aggregate (Equity Premium), and the remaining $4.6 million was recorded as issuance of common stock in shareholders’ equity.

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

The Company applied Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), to evaluate the appropriate accounting for the Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee. The Company determined that its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions under the Agreement was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. As a result, the exclusive worldwide license is classified as symbolic intellectual property under ASC 606. Additionally, the Company determined that its conduct of research services under the Agreement was not distinct from other performance obligations because such conduct is dependent on the direction of the joint research committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred ratably over the expected term of conduct of the research services, which is four years.

The Company also determined that the transaction price under the Agreement equals $16.4 million, consisting of the non-refundable upfront payment of $5.0 million, the $3.4 million Equity Premium and $8.0 million of estimated payments for the conduct of research services during the initial four-year term.

The Company assessed whether, in connection with the non-refundable upfront payment of $5.0 million and the $3.4 million Equity Premium, a significant financing component exists under the Agreement. Such assessment evaluated whether: (i) a substantial amount of the consideration is variable, (ii) the amount, or timing of payment, of the consideration would have varied based on the occurrence or non-occurrence of future events that are not substantially within the control of the Company or Juno, and (iii) the timing of the transfer of the performance obligations is at the discretion of Juno. Based on its assessment, the Company concluded that there was not a significant financing component.

The Company assessed the effects of any variable elements under the Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) various clinical, regulatory and commercial milestone payments and (ii) royalties on net sales of any Juno therapies that use or incorporate the Company’s small molecule modulators. Based on its assessment, the Company concluded that based on the likelihood of these variable components occurring that there was not a significant variable element included in the transaction price.

As such, the non-refundable upfront payment of $5.0 million and the $3.4 million Equity Premium were recorded as deferred revenue, and are being recognized as revenue ratably over four years.

Under the Agreement, Juno has agreed to pay the Company a selection fee for each tumor-associated antigen target selected by Juno and certain bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. In accordance with ASC 606, the Company has not assigned a transaction price to any potential selection fees. Additionally, since the selection fees are closely aligned with the previously discussed combined performance obligation, any such future consideration in connection with selection fees will be recognized in conjunction with the combined performance obligation.

Under the Agreement, in connection with each Juno therapy that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million in the aggregate per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. In accordance with ASC 606, the Company has not assigned a transaction price to any of these potential milestone payments given the substantial uncertainty related to their achievement. Additionally, since any performance obligation would be complete at the time of milestone achievement, any future consideration in connection with milestone payments will be recognized on the date of achievement.

Under the Agreement, beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates the Company’s small molecule modulators, and continuing until the later of: (i) the expiration of the last valid patent claim, (ii) ten years after such first commercial sale, or (iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay the Company royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates the Company’s small molecule modulators. In accordance with ASC 606, the Company has not assigned a transaction price to any of these potential royalty payments. Additionally, since any performance obligation would be complete at the time of potential sale of each Juno therapy that uses or incorporates the Company’s small molecule modulators, any future consideration in connection with royalty payments will be recognized on the date of sale.

Total revenue recognized under the Agreement for both the three months ended March 31, 2018 and 2017 was $1.0 million, of which $0.5 million was previously in deferred revenue at the beginning of each period. As of March 31, 2018, aggregate deferred revenue related to the Agreement was $2.3 million. As of March 31, 2018, aggregate accounts receivable related to the Agreement was $0.5 million, with such amount received in April 2018.

In January 2018, Juno announced its entry into a merger agreement with Celgene Corporation (Celgene), pursuant to which Celgene agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer. On March 6, 2018, Celgene announced that it had completed the acquisition of Juno. This acquisition event did not affect the terms of the Agreement. The Agreement is assignable by Juno to its affiliates or in connection with its acquisition by Celgene.

3.	Short-term Investments

The Company invests portions of excess cash in United States treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of March 31, 2018, and December 31, 2017 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2018
U.S. Treasury debt securities	1 or less	55,735	(13)	—	55,722
Total		$55,735	$(13)	$—	$55,722

December 31, 2017
U.S. Treasury debt securities	1 or less	12,000	(3)	—	11,997
Total		$12,000	$(3)	$—	$11,997

The Company reviewed its investment holdings as of March 31, 2018 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During the three months ended March 31, 2018, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Cash equivalents	$32,912	$32,912	$—	$—
U.S. Treasury debt securities	55,722	55,722	—	—
Total assets	$88,634	$88,634	$—	$—

As of December 31, 2017:
Cash equivalents	$88,952	$88,952	$—	$—
U.S. Treasury debt securities	11,997	11,997	—	—
Total assets	$100,949	$100,949	$—	$—

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

As of March 31, 2018 and December 31, 2017, the Company had no material liabilities measured at fair value on a recurring basis.

5.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and other employee benefits	$1,273	$1,761
Accrued clinical trial related costs	2,770	3,323
Accrued other	3,397	2,170
Current accrued expenses	$7,440	$7,254

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31, 2018	December 31, 2017
Long-term debt	$15,000	$15,000
Less debt issuance costs and discount, net of current portion	(98)	(192)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,902	14,808
Less current portion of long-term debt	(833)	—
Long-term debt, net	$14,069	$14,808
Current portion of long-term debt	$833	$—
Less current portion of debt issuance costs and discount	(75)	—
Current portion of long-term debt, net	$758	$—

SVB Loan Amendment

On July 14, 2017 (the First Amendment Effective Date), the Company entered into the First Amendment (the SVB Loan Amendment) to the Amended and Restated Loan and Security Agreement (the Restated LSA) between the Company and Silicon Valley Bank (the Bank) dated July 30, 2014. The SVB Loan Amendment amends the Restated LSA.

Pursuant to the SVB Loan Amendment, the Bank extended an additional term loan to the Company on July 14, 2017 in the principal amount of $15.0 million (the 2017 Term Loan), a portion of which was applied to repay in full the Company’s existing outstanding debt with the Bank under the Restated LSA, which included outstanding principal, accrued interest, and final payment fees. Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the 2017 Term Loan were $7.5 million.

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of March 31, 2018 was 8.25%.

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

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a fully exercisable warrant (the 2017 Warrant) to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. The 2017 Warrant expires in July 2024. The aggregate fair value of the 2017 Warrant was determined to be $0.2 million using the Black-Scholes option pricing model and was recorded as a debt discount on the 2017 Term Loan. This debt discount is amortized to interest expense over the term of the 2017 Term Loan using the effective interest method. The Company determined the effective interest rate of the 2017 Term Loan to be 10.2% as of the First Amendment Effective Date.

The Company determined the repayment of the Restated LSA and issuance of the 2017 Term Loan was a debt extinguishment, and accounted for the 2017 Term Loan at fair value as of the First Amendment Effective Date, accordingly. During the third quarter of 2017, the Company recorded a loss on debt extinguishment of $0.1 million, which was primarily related to the unaccrued amount of the final payment fee under the Restated LSA that was paid in connection with the 2017 Term Loan.

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

For the three months ended March 31, 2018, the Company recorded $0.4 million in aggregate interest expense related to the 2017 Term Loan.

Restated LSA

On July 30, 2014, the Company entered into the Restated LSA with the Bank, collateralized by substantially all of the Company’s assets, excluding certain intellectual property. Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the Term A Loan) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a Term B Loan). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

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

In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. On March 8, 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. As of March 31, 2018, warrants to purchase 49,020 shares of the Company’s common stock remain outstanding subject to the 2014 Warrants. The 2014 Warrants expire in December 2021.

For the three months ended March 31, 2017, the Company recorded $0.3 million in aggregate interest expense related to the Term A and Term B Loans. During the three months ended March 31, 2017, the Company made aggregate principal payments totaling $2.0 million on the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with a prior debt agreement between the Company and the Bank in 2009 remain outstanding as of March 31, 2018, with such warrants to purchase 5,305 and 30,769 shares of the Company’s common stock having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space, comprising approximately 48,000 square feet, under a non-cancelable operating lease through June 2023. The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.1 million. As of March 31, 2018, future minimum payments under the operating lease are $12.5 million.

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

The Company also evaluated the Class A Preferred in accordance with the provisions of ASC 815, Derivatives and Hedging, including the consideration of embedded derivatives requiring bifurcation from the equity host. Based on this assessment, the Company determined that the conversion option is clearly and closely related to the equity host, and thus, bifurcation is not required.

The issuance of convertible preferred stock could generate a beneficial conversion feature (BCF), which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor (or in-the-money) at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock on the commitment date.  The Class A Preferred have an effective conversion price of $2.66 per common share, which was equal to the market price of the Company’s stock on the commitment date. Therefore, no BCF was present.

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2017	5,458,043	$3.52
Granted	2,301,340	6.58
Canceled	(107,874)	3.68
Exercised	(174,984)	3.48
Balance at March 31, 2018	7,476,525	$4.46

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2017	212,625	$4.89
Granted	—	—
Canceled	(4,000)	$4.89
Vested	—	—
Balance at March 31, 2018	208,625	$4.89

In October 2017, 225,125 shares of common stock underlying restricted stock units vested and were issued to certain employees.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$806	$569
General and administrative	576	298
	$1,382	$867

As of March 31, 2018, the outstanding options included 73,600 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at March 31, 2018 was $0.1 million.

As of March 31, 2018, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions determined not to be probable) was $14.8 million and is expected to be recognized as expense over a weighted average period of approximately 3.4 years.

As of March 31, 2018, the unrecognized compensation cost related to restricted stock units was $0.8 million which is expected to be recognized as expense over approximately 1.5 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.4%	2.1%
Expected volatility	79.0%	90.2%
Expected term (in years)	6.0	6.0
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.6%	2.1%
Expected volatility	79.5%	90.8%
Remaining contractual term (in years)	8.2	8.7
Expected dividend yield	0.0%	0.0%

7.	Subsequent Events

California Institute for Regenerative Medicine Award

On February 22, 2018, the California Institute for Regenerative Medicine (CIRM) announced an award to the Company for $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial (the Award). The Award was fully executed in April 2018. Pursuant to the terms of the Award and certain co-funding requirements, the Company will receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable based on the completion of certain development milestones throughout the project period of the Award, which is estimated to be from April 1, 2018 to June 30, 2019 (the Project Period). The Company is required to provide CIRM progress and financial update reports throughout the Project Period.

At the end of the Project Period, the Company, in its sole discretion, has the option to treat the Award as a loan, whereby the Company would repay 60% of the total Award to CIRM. If the Company does not elect to treat the Award as a loan, the Award will be subject to certain intellectual property and revenue sharing terms, whereby the Company would be responsible for payments to CIRM based on monies received by the Company from commercial sales or licensing of FT516.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2018.

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

We have entered into a research collaboration and license agreement with the Regents of the University of Minnesota to develop off-the-shelf NK cell cancer immunotherapies derived from clonal master iPSC lines. Additionally, we have entered into a research collaboration and license agreement with Memorial Sloan Kettering Cancer Center (Memorial Sloan Kettering) to develop off-the-shelf, engineered T-cell cancer immunotherapies derived from clonal master iPSC lines.

We have also entered into a research collaboration and license agreement with Juno Therapeutics, Inc. (acquired by Celgene Corporation) to identify and apply small molecule modulators to enhance the therapeutic function of genetically-engineered CAR (chimeric antigen receptor) T-cell and TCR (T-cell receptor) immunotherapies.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics Ltd. (Fate Ltd.), incorporated in the United Kingdom, whose operations have not been material to date. Fate Therapeutics, Inc. owns the majority of the voting shares of Tfinity Therapeutics, Inc. (Tfinity) and controls Tfinity for consolidation purposes. To date, Tfinity has not had any material operations. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, and Fate Ltd. All intercompany transactions and balances are eliminated in consolidation.

Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, we received an upfront, non-refundable payment of $5.0 million and $8.0 million for the purchase of 1,000,000 shares of our common stock at $8.00 per share. Additionally, we have received, and are entitled to receive, minimum annual research payments of $2.0 million for the conduct of research services during the initial four-year term of the Agreement.

The Company determined that the common stock purchase by Juno represented a premium of $3.40 per share, or $3.4 million in aggregate (Equity Premium), and the remaining $4.6 million was recorded as issuance of common stock in shareholders’ equity.

In accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, the Company determined that the transaction price under the Agreement equals $16.4 million, consisting of the non-refundable upfront payment of $5.0 million, the $3.4 million Equity Premium and $8.0 million of estimated payments for the conduct of research services during the initial four-year term. In addition, the Company identified its performance obligations under the Agreement, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee. The Company determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred ratably over the expected term of conduct of the research services, which is four years.

As of March 31, 2018, aggregate deferred revenue related to the Agreement was $2.3 million.

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

•

conducting preclinical research, process development, manufacturing and clinical translation activities to investigate the therapeutic potential of our immuno-oncology product candidates, including our off-the-shelf NK- and T-cell cancer immunotherapies derived from clonal master iPSC lines, and conduct first-in-human clinical trials of such product candidates;

•

conducting preclinical activities to investigate the therapeutic potential of our immuno-regulatory product candidates, including a hematopoietic cell therapy for regulating auto-reactive T cells of patients with autoimmune disorders; and

•

performing research, preclinical development, process development, manufacturing and clinical translation activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering and Juno.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense.

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

With the exception of our revenue recognition policy (as discussed below), the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the three months ended March 31, 2018.

Revenue Recognition

During the three months ended March 31, 2018, the Company adopted Accounting Standards Update 2014-09 (ASU 2014-09), Topic 606, which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. Under ASU 2014-09, entities recognize revenue in a manner that depicts the transfer of goods or services to customers and reflects the amount of the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtained control of the product or service. We adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective method. We evaluated the effect that the updated standard had on our internal processes, financial statements and related disclosures, and we determined that the adoption did not have a material impact on our historical Consolidated Financial Statements.

See Note 1 to the Condensed Consolidated Financial Statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$1,026	$1,027	$(1)
Research and development expense	11,476	7,966	3,510
General and administrative expense	3,604	3,032	572
Total other expense, net	81	155	(74)

Revenue. During each of the three months ended March 31, 2018 and 2017, we recognized revenue of $1.0 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $11.5 million for the three months ended March 31, 2018, compared to $8.0 million for the three months ended March 31, 2017. The increase in research and development expenses primarily includes the following changes:

•

$1.9 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•

$0.7 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and research activities and the manufacture of our product candidates;

•

$0.7 million increase in employee compensation and benefits expense, including employee stock-based compensation expense, relating to employee headcount costs to support our clinical development, manufacturing and research activities.

General and administrative expenses.  General and administrative expenses were $3.6 million for the three months ended March 31, 2018, compared to $3.0 million for the three months ended March 31, 2017.  The increase in general and administrative expenses primarily relates to:

•	$0.4 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$0.2 million increase in intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.1 million for the three months ended March 31, 2018, compared to $0.2 million for the three months ended March 31, 2017. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2018, we had an accumulated deficit of $232.9 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $7.5 million for the three months ended March 31, 2017 to $12.6 million for the three months ended March 31, 2018. The primary driver of this change in cash used in operating activities was our increase in net loss and a $1.4 million decrease in cash generated from working capital for the periods presented.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of March 31, 2018, we have received a total of $5.3 million of such research payments. We received a $0.5 million research payment during April 2018.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of March 31, 2018, we have not received any selection fees or milestone payments.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of March 31, 2018, no royalties have been paid to us.

In January 2018, Juno announced its entry into a merger agreement with Celgene, pursuant to which Celgene agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer. On March 6, 2018, Celgene announced that it had completed the acquisition of Juno. The Agreement is assignable by Juno to its affiliates or in connection with its acquisition by Celgene.

Investing Activities

During the three months ended March 31, 2018 and 2017, investing activities used cash of $43.8 million and $38.4 million, respectively. During the three months ended March 31, 2018, we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $12.0 million in maturities of these short-term investments. During the three months ended March 31, 2017, we purchased $40.4 million in U.S. Treasuries as short-term investments, offset by $1.8 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2018, financing activities provided cash of $0.4 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the three months ended March 31, 2017, financing activities used cash of $2.2 million, which primarily consisted of $2.0 million of principal payments on our term loans outstanding with Silicon Valley Bank.

From our inception through March 31, 2018, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2018, we had aggregate cash and cash equivalents and short-term investments of $88.6 million.

Public Offering of Common Stock

In December 2017, we completed a public offering of common stock in which investors purchased 10,953,750 shares of our common stock at a price of $4.20 per share under our shelf registration statement. Gross proceeds from the offering were $46.0 million. After giving effect to $3.0 million in underwriting discounts, commissions and expenses related to the offering (of which $0.3 million was paid during the three months ended March 31, 2018), net proceeds were $43.0 million.

Silicon Valley Bank Debt Facility

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (Restated LSA) with Silicon Valley Bank (Bank), collateralized by substantially all of our assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between us and the Bank (Loan Agreement). Pursuant to the Restated LSA, the Bank agreed to make loans to us in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (Term A Loan) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, Term B Loan). On December 24, 2014, we elected to draw $10.0 million under the Term B Loan.

On July 14, 2017, the Company and the Bank entered into an amendment (SVB Loan Amendment) of the Restated LSA where the Bank extended an additional term loan to the Company in the principal amount of $15.0 million (2017 Term Loan), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA.  Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the Term Loan were $7.5 million.

The 2017 Term Loan matures on January 1, 2022 (Term Loan Maturity Date). The 2017 Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. From August 1, 2017 through January 1, 2019 (Interest-only Period), the Company is required to make monthly payments of interest only. Thereafter, the Company is required to repay the principal, plus monthly payments of accrued interest, in 36 equal monthly installments based on a 36-month amortization schedule. Notwithstanding the foregoing, subject to the achievement of a product development milestone by the Company before the expiration of the above-described Interest-only Period, (i) the Interest-only Period shall be extended from January 1, 2019 through and including to July 1, 2019 and (ii) the Company shall thereafter repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5% final payment fee.

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

Registration Statements on Form S-3

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 31, 2018, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under the shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described below.

Agreement with Juno Therapeutics, Inc.

Pursuant to the terms of our Agreement with Juno, Juno purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million in May 2015, $4.6 million of which was considered an equity component of the transaction. Juno has the option to extend the exclusive research term under the Agreement for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. Upon exercise of the research term extension, we have the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price of our common stock.

See the Operating Activities in the “Liquidity and Capital Resources” section above for further discussion on the Agreement.

California Institute for Regenerative Medicine Award

On February 22, 2018, the California Institute for Regenerative Medicine (CIRM) announced an award to the Company for $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial (the Award). The Award was fully executed in April 2018. Pursuant to the terms of the Award and certain co-funding requirements, the Company will receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable based on the completion of certain development milestones throughout the Project Period of the Award, which is estimated to be from April 1, 2018 to June 30, 2019 (the Project Period).

At the end of the Project Period, the Company, in its sole discretion, has the option to treat the Award as a loan, whereby the Company would repay 60% of the total Award to CIRM. If the Company does not elect to treat the Award as a loan, the Award will be subject to certain intellectual property and revenue sharing terms, whereby the Company would be responsible for payments to CIRM based on monies received by the Company from commercial sales or licensing of FT516.

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

We believe our existing cash and cash equivalents and short-term investments as of March 31, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

We lease office and laboratory space, comprising approximately 48,000 square feet, under a non-cancelable operating lease through June 2023. As of March 31, 2018, aggregate future minimum payments under the operating lease are $12.5 million. See Note 5 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from three to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are currently advancing ProTmune and FATE-NK100 through clinical development, and conducting preclinical research and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current product candidates in clinical trials and seek to initiate clinical development for additional product candidates.

As of March 31, 2018, our cash and cash equivalents and short-term investments were $88.6 million. We intend to use our cash and cash equivalents to fund the advancement of ProTmune and FATE-NK100, our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, ProTmune, FATE-NK100 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the cost of manufacturing and commercialization activities and arrangements, including the manufacturing of our product candidates and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Juno, the University of Minnesota and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

In addition, the manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. While our clinical product candidates ProTmune and FATE-NK100 are currently manufactured by third-party cell processing facilities, including third-party facilities operated by or affiliated with our clinical sites, we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of ProTmune or FATE-NK100 in compliance with applicable regulatory requirements. Any requirements to modify our manufacturing protocols, processes, materials or facilities, and any delays in, or inability to, establish manufacturing operations acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates could require us to incur additional development costs or result in delays to our clinical development.  If we or our CMOs or other third party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products.  Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (Juno) (acquired by Celgene Corporation) for the identification and application of small molecule modulators for programming the therapeutic properties of genetically engineered chimeric antigen receptor (CAR) and T-cell receptor (TCR) based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any therapies using our modulators be developed and commercialized. Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors. For example, we may be unable to identify small molecule modulators that are effective in modulating genetically engineered T-cell therapies, or Juno may elect not to develop any genetically engineered T-cell therapies incorporating any modulators that are identified through the collaboration. Additionally, Juno may terminate the agreement upon six (6) months’ written notice to us. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

In January 2018, Juno announced its entry into a merger agreement with Celgene Corporation (Celgene), pursuant to which Celgene agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer. On March 6, 2018, Celgene announced that it had completed the acquisition of Juno.  The acquisition of Juno by Celgene may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration agreement with Juno.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2018, we had an accumulated deficit of $232.9 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of May 8, 2018, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 47.8% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 6 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 58.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards (NOLs) and other pre-change tax benefits (such as research tax credits) attributable to the period prior to such change. We triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that there were no ownership changes from May 2015 through December 2017. We may experience ownership changes as a result of shifts in our stock ownership in the future or subsequent to ownership change analyses. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.  In addition, under the Tax Cuts and Jobs Act of 2017 (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself.  The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.  There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, our ability to realize a tax benefit from the use of our NOLs may be further limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.
b)	None.
c)	None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1#	Employment Offer Letter by and between the Registrant and Chris M. Storgard, MD, dated April 27, 2016				Filed herewith

10.2#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.3#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

# Represents management compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: May 10, 2018	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)