Form 10-Q
period 2018-06-30
FATE THERAPEUTICS INC
filed 2018-08-06
CIK 1434316

-0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, 53,419,189 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,162	$88,952
Short-term investments and related maturity receivables	41,857	11,997
Prepaid expenses and other current assets	2,015	1,647
Total current assets	80,034	102,596
Property and equipment, net	2,894	2,550
Restricted cash	227	122
Other assets	—	24
Total assets	$83,155	$105,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,510	$1,678
Accrued expenses	8,376	7,254
CIRM award liability	600	—
Current portion of deferred rent	—	12
Current portion of deferred revenue	1,776	2,105
Long-term debt, current portion	2,011	—
Total current liabilities	16,273	11,049
Deferred rent	1,462	1,347
Deferred revenue	—	724
Accrued expenses	360	175
CIRM award liability	400	—
Long-term debt, net of current portion	12,835	14,808
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2018 and December 31, 2017; 2,819,549 Class A Convertible Preferred shares issued and outstanding at June 30, 2018 and December 31, 2017	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at June 30, 2018 and December 31, 2017; issued and outstanding—53,388,420 at June 30, 2018 and 52,648,601 at December 31, 2017	53	53
Additional paid-in capital	304,371	295,934
Accumulated other comprehensive loss	(15)	(3)
Accumulated deficit	(252,587)	(218,798)
Total stockholders’ equity	51,825	77,189
Total liabilities and stockholders’ equity	$83,155	$105,292

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)
Collaboration revenue	$1,027	$1,026	$2,053	$2,053
Operating expenses:
Research and development	16,816	7,927	28,292	15,893
General and administrative	3,816	2,669	7,420	5,701
Total operating expenses	20,632	10,596	35,712	21,594
Loss from operations	(19,605)	(9,570)	(33,659)	(19,541)
Other income (expense):
Interest income	376	137	707	248
Interest expense	(425)	(212)	(837)	(478)
Total other expense, net	(49)	(75)	(130)	(230)
Net loss	$(19,654)	$(9,645)	$(33,789)	$(19,771)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2)	(5)	(12)	(38)
Comprehensive loss	$(19,656)	$(9,650)	$(33,801)	$(19,809)
Net loss per common share, basic and diluted	$(0.37)	$(0.23)	$(0.64)	$(0.48)
Weighted-average common shares used to compute basic and diluted net loss per share	53,130,518	41,406,367	52,947,926	41,397,398

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(33,789)	$(19,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567	437
Stock-based compensation	2,867	1,840
Amortization of debt discounts and debt issuance costs	38	43
Amortization of premiums and discounts on investments, net	(212)	(14)
Noncash interest expense	185	138
Deferred rent	71	548
Deferred revenue	(1,053)	(1,053)
Issuance of common stock for license agreement	4,845	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(336)	364
Accounts payable and accrued expenses	2,743	1,141
Net cash used in operating activities	(24,074)	(16,327)
Investing activities
Purchase of property and equipment	(462)	(566)
Purchases of short-term investments	(55,660)	(39,971)
Maturities of short-term investments	26,000	3,500
Net cash used in investing activities	(30,122)	(37,037)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	781	66
Issuance costs from public offering of common stock	(270)	—
Issuance costs from private placement of common stock	—	(65)
Issuance costs from private placement of preferred stock	—	(128)
Proceeds from CIRM award	1,000	—
Payments on long-term debt	—	(4,055)
Net cash provided (used) by financing activities	1,511	(4,182)
Net change in cash, cash equivalents and restricted cash	(52,685)	(57,546)
Cash, cash equivalents and restricted cash at beginning of the period	89,074	88,731
Cash, cash equivalents and restricted cash at end of the period	$36,389	$31,185

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

As of June 30, 2018, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offering

In December 2017, the Company completed a public offering of common stock in which investors purchased 10,953,750 shares of its common stock at a price of $4.20 per share under the Company’s shelf registration statement. Gross proceeds from the offering were $46.0 million, and, after giving effect to $3.0 million of costs related to the offering (of which $0.3 million was paid during the six months ended June 30, 2018), net proceeds were $43.0 million.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amount shown in the Condensed Consolidated Statements of Cash flows as of June 30, 2018 (in thousands):

June 30, 2018
Cash and cash equivalents	$36,162
Restricted cash	227
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$36,389

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC on March 5, 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

For the three and six months ended June 30, 2018, the Company realized a net loss of $19.7 million and $33.8 million, respectively. Shares of potentially dilutive securities totaled 21.6 million for the three and six months ended June 30, 2018, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 7.4 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07 (ASU 2018-07). ASU 2018-07 expands the scope of Accounting Standards Codification (ASC) 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of ASC 718 will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company believes that the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05. ASU 2018-05 amends income tax related SEC paragraphs presented pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). The SEC issued SAB 118 during December 2017 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the Tax Cuts and Jobs Act), which was enacted in December 2017. Amounts recorded by the Company pursuant to ASU 2018-05 in connection with certain deferred tax assets and liabilities are based on reasonable estimates, and additional work is required to complete the accounting. Any subsequent adjustment to these estimated amounts will be recorded to current tax expense in the period when the accounting is complete.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies may adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company is continuing to evaluate its significant lease arrangement to assess the potential impact of the adoption of the new lease guidance on its consolidated financial statements, it anticipates that the adoption will result in an increase in the assets and liabilities recorded on its consolidated balance sheet.

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

2.	Collaboration and License Agreements

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

Total revenue recognized under the Agreement for the three and six months ended June 30, 2018 was $1.0 million and $2.1 million, respectively. Total revenue recognized under the Agreement for the three and six months ended June 30, 2017 was $1.0 million and $2.1 million, respectively. As of June 30, 2018, aggregate deferred revenue related to the Agreement was $1.8 million.

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

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK).  The Amended MSK License amends and restates the Exclusive License Agreement entered into between the Company and MSK on August 19, 2016 (the Original MSK License).

Pursuant to the Amended MSK License, MSK granted to the Company additional licenses to certain patents and patent applications relating to new chimeric antigen receptor (CAR) constructs and off-the-shelf CAR T cells, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide.  MSK also returned to the Company its entire interest in Tfinity Therapeutics, Inc. (Tfinity), a majority-owned subsidiary of the Company in which MSK owned a minority interest pursuant to the Original MSK License.  As a result, Tfinity became a wholly-owned subsidiary of the Company.  The Company continues to maintain exclusive licenses to certain patents and patent applications relating to off-the-shelf T-cell immunotherapies, including CAR T cells manufactured from induced pluripotent stem cells, that were granted to the Company by MSK under the Original MSK License.

The Company issued 500,000 shares of the Company’s common stock to MSK (the MSK Shares) pursuant to the Amended MSK License. The MSK Shares are being issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering.  Pursuant to the Amended MSK License, the Company is obligated to register the MSK Shares for resale within 18 months of the effective date of the agreement.

Additionally, the Company paid an upfront fee of $0.5 million and is obligated to pay a royalty to MSK on net sales of licensed products and milestone payments upon the achievement of specified clinical and regulatory milestones. The Company is also obligated to pay MSK a percentage of certain sublicense income received by the Company.

Under the terms of the Amended MSK License, in the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive additional milestone payments, where such payments are owed to MSK contingent upon certain increases in the price of the Company’s common stock relative to the price of the common stock as of May 15, 2018, following the date of achievement of such clinical milestone. Given the high degree of uncertainty surrounding the achievement of clinical milestones and the requisite increase in the price of the Company’s common stock, the Company has not recorded a liability for such payments.

During the three and six months ended June 30, 2018, the Company recognized an aggregate of $5.3 million of research and development expenses, consisting of the $0.5 million upfront cash payment to MSK and the issuance of the MSK Shares, valued at $4.8 million, associated with the Amended MSK License.

3.	California Institute for Regenerative Medicine Award

On February 22, 2018, the California Institute for Regenerative Medicine (CIRM) announced an award to the Company for $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial (the Award). The Award agreement was fully executed in April 2018. Pursuant to the terms of the Award, the Company will receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period of the Award, which is estimated to be from April 1, 2018 to June 30, 2019 (the Project Period). In April 2018, the Company received the first disbursement under the Award totaling $1.0 million. The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports throughout the Project Period.

Following the conclusion of the Project Period, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. In the event the Company elects to treat the Award as a loan, the Company will be obligated to repay i) 60%, ii) 80%, iii) 100% or iv) 100% plus interest at 7% plus LIBOR, of the total Award to CIRM, where such repayment rate is dependent upon the phase of clinical development of FT516 at the time of the Company’s election. If the Company does not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant and the Company will be obligated to pay to CIRM a royalty on commercial sales of FT516 until such royalty payments equal nine times the total amount awarded to the Company under the Award.

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. In April 2018, the Company received the first disbursement under the Award in the amount of $1.0 million, which amount is recorded as a CIRM Liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Short-term Investments

The Company invests portions of excess cash in United States treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of June 30, 2018, and December 31, 2017 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2018
U.S. Treasury debt securities	1 or less	41,872	(15)	—	41,857
Total		$41,872	$(15)	$—	$41,857

December 31, 2017
U.S. Treasury debt securities	1 or less	12,000	(3)	—	11,997
Total		$12,000	$(3)	$—	$11,997

The Company reviewed its investment holdings as of June 30, 2018 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During each of the three and six months ended June 30, 2018 and 2017, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

5.	Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Cash equivalents	$36,162	$36,162	$—	$—
U.S. Treasury debt securities	41,857	41,857	—	—
Total assets	$78,019	$78,019	$—	$—

As of December 31, 2017:
Cash equivalents	$88,952	$88,952	$—	$—
U.S. Treasury debt securities	11,997	11,997	—	—
Total assets	$100,949	$100,949	$—	$—

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

As of June 30, 2018 and December 31, 2017, the Company had no material financial liabilities measured at fair value on a recurring basis.

6.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and other employee benefits	$1,324	$1,761
Accrued clinical trial related costs	4,068	3,323
Accrued other	2,984	2,170
Current accrued expenses	$8,376	$7,254

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30, 2018	December 31, 2017
Long-term debt	$15,000	$15,000
Less debt issuance costs and discount, net of current portion	(81)	(192)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,919	14,808
Less current portion of long-term debt	(2,084)	—
Long-term debt, net	$12,835	$14,808
Current portion of long-term debt	$2,084	$—
Less current portion of debt issuance costs and discount	(73)	—
Current portion of long-term debt, net	$2,011	$—

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

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of June 30, 2018 was 8.25%.

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

For the three and six months ended June 30, 2018, the Company recorded $0.4 million and $0.8 million, respectively, in aggregate interest expense related to the 2017 Term Loan.

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

In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. During March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. As of June 30, 2018, warrants to purchase 49,020 shares of the Company’s common stock remain outstanding subject to the 2014 Warrants. The 2014 Warrants expire in December 2021.

For the three and six months ended June 30, 2017, the Company recorded $0.2 million and $0.5 million, respectively, in aggregate interest expense related to the Term A and Term B Loans. During the three and six months ended June 30, 2017, the Company made aggregate principal payments totaling $2.0 million and $4.1 million, respectively, on the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with a prior debt agreement between the Company and the Bank in 2009 remain outstanding as of June 30, 2018, with such warrants to purchase 5,305 and 30,769 shares of the Company’s common stock having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space for a total occupancy of approximately 72,000 square feet under the lease. With respect to the construction of the additional space, the Company received a $1.9 million tenant improvement allowance from its landlord and accounts for such costs as property and equipment with an offset to deferred rent as incurred. Costs under the tenant improvement allowance will be paid directly by the landlord. As of June 30, 2018, the balance of the tenant improvement allowance remains $1.9 million.

The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million. As of June 30, 2018, future minimum payments, assuming no early termination, under the operating lease are $41.1 million. The Company maintains the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to the Company’s delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease was accounted for as an operating lease and expired in September 2017. No future payments remain under the sublease.

7.	Convertible Preferred Stock and Stockholders’ Equity

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2017	5,458,043	$3.52
Granted	2,485,420	6.83
Canceled	(564,284)	4.69
Exercised	(205,670)	3.82
Balance at June 30, 2018	7,173,509	$4.56

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2017	212,625	$4.89
Granted	—	—
Canceled	(24,000)	$4.89
Vested	—	—
Balance at June 30, 2018	188,625	$4.89

In October 2017, 225,125 shares of common stock underlying restricted stock units vested and were issued to certain employees.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$853	$580	$1,659	$1,149
General and administrative	632	393	1,208	691
	$1,485	$973	$2,867	$1,840

As of June 30, 2018, the outstanding options included 73,600 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at June 30, 2018 was $0.1 million.

As of June 30, 2018, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions determined not to be probable) was $13.2 million and is expected to be recognized as expense over a weighted average period of approximately 3.1 years.

As of June 30, 2018, the unrecognized compensation cost related to restricted stock units was $0.6 million which is expected to be recognized as expense over approximately 1.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.4%	2.0%
Expected volatility	79.0%	90.4%
Expected term (in years)	6.0	5.9
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.7%	2.0%
Expected volatility	79.9%	90.9%
Remaining contractual term (in years)	8.1	8.6
Expected dividend yield	0.0%	0.0%

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics Ltd. (Fate Ltd.), incorporated in the United Kingdom, whose operations have not been material to date. Effective May 2018, Fate Therapeutics, Inc. owns 100% of the voting shares of Tfinity Therapeutics, Inc. (Tfinity) and previously owned the majority of the voting shares of Tfinity and controlled Tfinity for consolidation purposes. To date, Tfinity has not had any material operations. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, and Fate Ltd. All intercompany transactions and balances are eliminated in consolidation.

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

As of June 30, 2018, aggregate deferred revenue related to the Agreement was $1.8 million.

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

•	costs incurred under clinical trial agreements with investigative sites;
•	costs incurred under our collaboration agreements;
•	costs for laboratory supplies;
•	costs to acquire, develop and manufacture preclinical study and clinical trial materials, including our product candidates;
•	costs incurred to license and maintain intellectual property; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

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

•

conducting preclinical research, process development, manufacturing and clinical translation activities to investigate the therapeutic potential of our immuno-oncology product candidates, including our off-the-shelf NK- and T-cell cancer immunotherapies derived from clonal master iPSC lines, and initiating and conducting first-in-human clinical trials of such product candidates;

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

With the exception of our revenue recognition policy (as discussed below), the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the six months ended June 30, 2018.

Revenue Recognition

During the first quarter of 2018, the Company adopted Accounting Standards Update 2014-09 (ASU 2014-09), Topic 606, which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. Under ASU 2014-09, entities recognize revenue in a manner that depicts the transfer of goods or services to customers and reflects the amount of the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtained control of the product or service. We adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective method. We evaluated the effect that the updated standard had on our internal processes, financial statements and related disclosures, and we determined that the adoption did not have a material impact on our historical Consolidated Financial Statements.

See Note 1 to the Condensed Consolidated Financial Statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$1,027	$1,026	$1
Research and development expense	16,816	7,927	8,889
General and administrative expense	3,816	2,669	1,147
Total other expense, net	49	75	(26)

Revenue. During each of the three months ended June 30, 2018 and 2017, we recognized revenue of $1.0 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $16.8 million for the three months ended June 30, 2018, compared to $7.9 million for the three months ended June 30, 2017. The increase in research and development expenses primarily includes the following changes:

•	$5.4 million increase in intellectual property and licensing expenses primarily associated with entering into the Amended MSK License with Memorial Sloan Kettering Cancer Center in May 2018;
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
•

$0.6 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and research activities and the manufacture of our product candidates.

General and administrative expenses.  General and administrative expenses were $3.8 million for the three months ended June 30, 2018, compared to $2.7 million for the three months ended June 30, 2017.  The increase in general and administrative expenses primarily relates to:

•	$0.5 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$0.4 million increase in advisory expenses, including general legal fees and intellectual property-related expenses.

Other expense, net.  Other expense, net was approximately $0.1 million for both the three months ended June 30, 2018 and 2017. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$2,053	$2,053	$—
Research and development expense	28,292	15,893	12,399
General and administrative expense	7,420	5,701	1,719
Total other expense, net	130	230	(100)

Revenue. During each of the six months ended June 30, 2018 and 2017, we recognized revenue of $2.1 million under the Agreement with Juno, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $28.3 million for the six months ended June 30, 2018, compared to $15.9 million for the six months ended June 30, 2017. The increase in research and development expenses primarily includes the following changes:

•	$5.3 million increase in intellectual property and licensing expenses primarily associated with entering into the Amended MSK License with Memorial Sloan Kettering Cancer Center in May 2018;
•

$4.0 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$1.6 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•

$1.3 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and research activities and the manufacture of our product candidates.

General and administrative expenses.  General and administrative expenses were $7.4 million for the six months ended June 30, 2018, compared to $5.7 million for the six months ended June 30, 2017.  The increase in general and administrative expenses primarily includes the following changes:

•	$0.9 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$0.7 million increase in advisory expenses, including general legal fees, accounting fees and intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.1 million for the six months ended June 30, 2018 and $0.2 million for the six months ended June 30, 2017. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2018, we had an accumulated deficit of $252.6 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $16.3 million for the six months ended June 30, 2017 to $24.1 million for the six months ended June 30, 2018. The primary driver of this change in cash used in operating activities was our increase in net loss.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Agreement, with minimum annual research payments of $2.0 million to us.  Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of June 30, 2018, we have received a total of $6.3 million of such research payments.

We are eligible under the Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of June 30, 2018, we have not received any selection fees or milestone payments.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of June 30, 2018, no royalties have been paid to us.

In January 2018, Juno announced its entry into a merger agreement with Celgene, pursuant to which Celgene agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer. On March 6, 2018, Celgene announced that it had completed the acquisition of Juno. The Agreement is assignable by Juno to its affiliates or in connection with its acquisition by Celgene.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into an Amended and Restated Exclusive License Agreement (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK).  The Amended MSK License amends and restates the Exclusive License Agreement entered into between us and MSK on August 19, 2016 (the Original MSK License).

Pursuant to the Amended MSK License, we issued 500,000 shares of our common stock to MSK (the MSK Shares), which shares were valued at $4.8 million on the date of agreement. We also paid an upfront cash fee of $0.5 million and are obligated to pay a royalty to MSK on net sales of licensed products and milestone payments upon the achievement of specified clinical and regulatory milestones. We are also obligated to pay MSK a percentage of certain sublicense income received by us.

Under the terms of the Amended MSK License, in the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive additional milestone payments, where such payments are owed to MSK contingent upon certain increases in the price of our common stock, relative to the price of the common stock as of May 15, 2018, following the date of achievement of such clinical milestone.

Investing Activities

During the six months ended June 30, 2018 and 2017, investing activities used cash of $30.1 million and $37.0 million, respectively. During the six months ended June 30, 2018, we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $26.0 million in maturities of these short-term investments. During the six months ended June 30, 2017, we purchased $40.0 million in U.S. Treasuries as short-term investments, offset by $3.5 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2018, financing activities provided cash of $1.5 million, which primarily consisted of the $1.0 million of proceeds from the Award (as defined below) and the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the six months ended June 30, 2017, financing activities used cash of $4.2 million, which primarily consisted of $4.1 million of principal payments on our term loans outstanding with Silicon Valley Bank.

From our inception through June 30, 2018, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2018, we had aggregate cash and cash equivalents and short-term investments of $78.0 million.

Public Offering of Common Stock

In December 2017, we completed a public offering of common stock in which investors purchased 10,953,750 shares of our common stock at a price of $4.20 per share under our shelf registration statement. Gross proceeds from the offering were $46.0 million. After giving effect to $3.0 million in underwriting discounts, commissions and expenses related to the offering (of which $0.3 million was paid during the six months ended June 30, 2018), net proceeds were $43.0 million.

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

Registration Statements on Form S-3

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of June 30, 2018, we are eligible to issue an aggregate of $150.0 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of June 30, 2018, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under this shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described below.

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

California Institute for Regenerative Medicine Award

On February 22, 2018, the California Institute for Regenerative Medicine (CIRM) announced an award to the Company for $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial (the Award). The Award agreement was fully executed in April 2018. Pursuant to the terms of the Award, the Company will receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period of the Award, which is estimated to be from April 1, 2018 to June 30, 2019 (the Project Period). The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide progress and financial update reports to CIRM throughout the Project Period.

Following the conclusion of the Project Period, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. In the event the Company elects to treat the Award as a loan, the Company will be obligated to repay i) 60%, ii) 80%, iii) 100% or iv) 100% plus interest at 7% plus LIBOR, of the total Award to CIRM, where such repayment rate is dependent upon the phase of clinical development of FT516 at the time of the Company’s election. If the Company does not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant and the Company will be obligated to pay to CIRM a royalty on commercial sales of FT516 until such royalty payments equal nine times the total amount awarded to the Company under the Award.

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. In April 2018, the Company received the first disbursement under the Award in the amount of $1.0 million, which amount is recorded as a CIRM liability on the accompanying consolidated balance sheets.

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

We believe our existing cash and cash equivalents and short-term investments as of June 30, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Contractual Obligations and Commitments

In July 2017, we entered into the SVB Loan Amendment with the Bank.  Pursuant to the SVB Loan Amendment, the Bank extended a term loan to us in an aggregate principal amount of $15.0 million. See Note 6 of the Condensed Consolidated Financial Statements for further details.

We lease certain office and laboratory space under a non-cancelable operating lease. In May 2018, we amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. The lease is subject to additional charges for common area maintenance and other costs. As of June 30, 2018, future minimum payments under the operating lease are $41.1 million. We maintain the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million.  See Note 6 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from three to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•

difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties relating to patients enrolling in studies of therapeutic product candidates sponsored by our competitors;

•

difficulties in obtaining agreement from regulatory authorities on study endpoints, achieving study endpoints, the amount and sufficiency of data, demonstrating efficacy and safety, and completing data analysis in clinical trials for any of our product candidates;

•

difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our product candidates, including FT500 and any of our iPSC-derived cell product candidates;

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

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and who meet certain criteria, in a timely manner. For example, with respect to the development of ProTmune, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants (HSCTs) and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our ability to develop ProTmune. Our ability, and the ability of investigators, to enroll patients in clinical trials that we are conducting or supporting, including in our current Phase 1/2 PROTECT clinical trial of ProTmune and our clinical trials of FATE-NK100, certain of which are investigator-sponsored, is affected by factors including:

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

As of June 30, 2018, our cash and cash equivalents and short-term investments were $78.0 million. We intend to use our cash and cash equivalents to fund the advancement of ProTmune, FATE-NK100, our iPSC-derived cell product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, ProTmune, FATE-NK100 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our current Phase 1/2 PROTECT clinical trial of ProTmune, the Phase 1 clinical trials of FATE-NK100, certain of which are being conducted under an investigator-sponsored clinical trial agreement with the University of Minnesota, and any additional clinical trials we may initiate, conduct or support for our product candidates, including our iPSC-derived cell product candidates;

•

the progress, results, size, timing and costs of our preclinical, process development and manufacturing studies, and activities necessary to initiate and conduct clinical trials for our product candidates;

•

continued progress in our research and development programs, including preclinical studies, process development, manufacturing and other research activities that may be necessary in order for an IND application to go into effect for a prospective clinical development candidate,  as well as potential future clinical trials of any additional product candidates we may identify for development;

•

our ability and the ability of our investigators to initiate and conduct, and the progress, results, size, timing and costs of, clinical trials of our product candidates, including ProTmune and FATE-NK100, that will be necessary to support any application for regulatory approval;

•

our ability to manufacture, or enter into arrangements with third parties for the manufacture of, our product candidates, including ProTmune and FATE-NK100, as well as potential future clinical development candidates, both for clinical development and commercialization, and the timing and costs associated with such manufacture;

•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, or other costs we may incur, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•

the cost of manufacturing and commercialization activities and arrangements, including the manufacturing of our product candidates and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Juno Therapeutics, Inc., the University of Minnesota and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

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

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials of ProTmune or FATE-NK100, or initiating and conducting any future clinical trials of ProTmune, FATE-NK100 or our other product candidates, including our iPSC-derived cell product candidates. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials of ProTmune, FATE-NK100, or the initiation of clinical trials for any of our iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

All of our product candidates are currently in research or early clinical development, including ProTmune, FATE-NK100, and our iPSC-derived cell product candidates. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety, purity and potency, or efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval.

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
•

our inability to secure or maintain relationships with strategic partners that may be necessary for advancement of a product candidate into or through clinical development, regulatory approval and commercialization in any particular indication(s) or geographic territory(ies); or

•	our prioritization of other product candidates for advancement.

Additionally, we will only be able to obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe, pure and potent, or effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing operations are sufficient to support approval. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales and our ability to receive milestone or other payments under any collaboration agreements may be impaired, which will harm our business, prospects, financial condition and results of operations.

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

Manufacture of our cell product candidates involves novel manufacturing processes that present significant challenges and are subject to multiple risks.  The manufacture of our cell product candidates also requires processing steps that are more complex than those required for most small molecule drugs and other cellular immunotherapies including, for our iPSC-derived product candidates, reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate.  As a result of the complexities in manufacturing biologics, the cost to manufacture biologics in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce.  We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates.  Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability and purity issues, lot consistency, and timely availability of acceptable reagents and raw materials.

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

In addition, the manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. While our clinical product candidates ProTmune and FATE-NK100 are currently manufactured by third-party cell processing facilities, including facilities operated by or affiliated with our clinical sites, we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of ProTmune or FATE-NK100 in compliance with applicable regulatory requirements. Any requirements to modify our manufacturing protocols, processes, materials or facilities, and any delays in, or inability to, establish manufacturing operations acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates could require us to incur additional development costs or result in delays to our clinical development.  If we or our CMOs or other third party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products.  Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with manufacturing operations, even minor deviations from the normal protocols, processes or materials, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs.  Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize ProTmune, FATE-NK100 or our other product candidates, which would adversely affect our business, financial condition and results of operations.

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

Because our product candidates are based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our product candidates.

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the research or preclinical stage, we have not yet been able to assess safety in humans or the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, particularly any iPSC-derived cell product candidates we develop, as required by the FDA and other regulatory authorities for ongoing clinical development and product approval.

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

Regulatory requirements in the United States and in other countries governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. For example, within the FDA, the Center for Biologics Evaluation and Research, or CBER, restructured and created a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as ours. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our products will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Results from earlier studies may not be predictive of the results of later studies or future clinical trials.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Results from preclinical testing, process development and manufacturing activities, and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future results, including clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, the data reported from the Phase 1 stage of PROTECT as of the February 26, 2018 data cut-off date may not continue for these subjects or be repeated or observed in ongoing or future studies involving ProTmune, including in the Phase 2 stage of the

PROTECT study. It is possible that subjects for whom events of acute GvHD have been reduced or eliminated may experience acute GvHD in the future, as there is limited data concerning long-term safety and efficacy following treatment with ProTmune. Accordingly, ProTmune may not demonstrate in the Phase 2 stage of PROTECT, or in subsequent trials, an adequate safety or efficacy profile to support further development or commercialization.

The results of our current and future clinical trials may differ from results achieved in earlier preclinical and clinical studies for a variety of reasons, including:

•	we may not demonstrate the potency and efficacy benefits observed in previous studies;
•

our efforts to improve, standardize and automate the manufacture of our product candidates, including ProTmune and FATE-NK100, and potential iPSC-derived product candidates, and any resulting deviations in the manufacture of our product candidates, may adversely affect the safety, purity, potency or efficacy of such product candidates;

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

We expect to rely on orphan drug exclusivity for ProTmune and may rely on orphan drug exclusivity for other product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication. We have been granted orphan drug designation in the United States for ex vivo programmed mobilized peripheral blood for the prevention of GvHD in patients undergoing allogeneic hematopoietic cell transplantation, and in the European Union for ProTmune for treatment in hematopoietic stem cell transplantation. While we have been granted these orphan designations, even if we are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. In addition, we may be unable to obtain orphan drug designations for any other product candidates that we are currently developing or may pursue.

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

Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are acceptable to the FDA, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all.  We rely on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components.

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

ProTmune is manufactured using mobilized peripheral blood, or mPB, which is currently procured directly by the clinical cell processing facilities from the National Marrow Donor Program (NMDP) for our ongoing Phase 1/2 PROTECT clinical study. The availability of mPB for the manufacture of ProTmune depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

In the United States, the banking and use of mPB does not require a BLA, and mPB is not an FDA licensed product. However, the FDA does require that units of mPB adhere to and meet the standards set forth by the Foundation for Accreditation for Cell Therapy (FACT), the NMDP, and the American Association of Blood Banks (AABB), as applicable. In our current Phase 1/2

PROTECT clinical trial of ProTmune, ProTmune is manufactured using unlicensed mPB units. It may be possible that in the future, regulatory policy could change, and the FDA may later require that mPB units be licensed, and that ProTmune be manufactured using only licensed mPB units. Any inability to procure sufficient supplies of mPB will adversely affect our ability to develop and commercialize ProTmune.

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

We expect to depend on strategic partnerships and collaboration arrangements for the development and commercialization of certain of our product candidates in certain indications or geographic territories, and if these arrangements are unsuccessful, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

For some programs, we currently depend, and expect to continue to depend, on third-party collaborators and strategic partners to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products, or otherwise impair their development, our business could be negatively affected.

In addition, we are likely to depend upon strategic collaboration partners for the financial resources and conduct of activities for the development and commercialization of certain of our product candidates, which could further limit our control over the course of development of these product candidates. Our reliance on strategic collaboration partners for the development and commercialization of our product candidates entails risks to which we may not otherwise be subject, including:

•

a collaboration partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	a collaboration partner may cease development in therapeutic areas which are the subject of our partnerships;

•	a collaboration partner may change the success criteria for a particular program or potential product candidate thereby delaying or ceasing development of such program or candidate;
•

a significant delay in initiation or conduct of certain activities by a collaboration partner could delay our receipt of milestone payments tied to such activities, thereby impacting our ability to fund our own activities;

•	a collaboration partner could develop a product that competes, either directly or indirectly, with our product candidates;
•	a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•	a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•	a collaboration partner may exercise its rights under the agreement to terminate the partnership;
•

a dispute may arise between us and a collaboration partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program; and

•	a collaboration partner may use our proprietary information or intellectual property in such a way as to jeopardize our rights in such property.

Any of these events could have a material adverse effect on our ability to develop and commercialize our product candidates and our results of operations and financial condition.

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

In addition, we do not currently operate our own facilities for the manufacture of our product candidates. The facilities used to manufacture our product candidates must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We or our strategic partners may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing, or increase the costs of commercializing, our product candidates.

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

Risks Related to the Commercialization of Our Product Candidates

We do not have experience marketing any product candidates and do not have a sales force or distribution capabilities, and if our products are approved we may be unable to commercialize them successfully.

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

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things:

•

established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; expanded the entities eligible for discounts under the 340B drug pricing program;  increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted, or injected;

•

introduced a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•

established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug.

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

More recently, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, including implementation of or new guidance regarding the frameworks for compounding under Sections 503A and 503B of the FDCA, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for ProTmune, FATE NK-100 or any future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;
•	changes to manufacturing methods;
•	recalls, replacements, or discontinuance of one or more of our products; and
•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of ProTmune, FATE NK-100 or other product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

Our business activities may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, physician payment transparency laws, health information privacy and security laws, and anti-bribery and anti-corruption laws. Our actual or perceived failure to comply with such laws or their relevant foreign counterparts could adversely affect our business.

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, various federal and state fraud and abuse laws, including, without limitation, physician sunshine laws and regulations, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits improper payments or offers of payments, either directly or indirectly, to foreign governments and their officials and political parties by U.S. persons in order to influence official action, or otherwise obtain or retain business. Additionally, the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and their implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, information related to payments or other transfers of value made to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members.  The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully defrauding any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services.  HIPAA also imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization.  Because of the breadth of these laws and the limited statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws.

In addition, as of May 25, 2018, the General Data Protection Regulation, or GDPR, regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states.  The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is unclear whether the authorities will conduct random audits of companies doing business in the EU, or act solely after complaints are filed claiming a violation of the GDPR.  The lack of compliance standards and precedent, enforcement uncertainty and the costs associated with ensuring GDPR compliance may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2018, we had an accumulated deficit of $252.6 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of August 3, 2018, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 47.4% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 7 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 7 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 58.0%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations, and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016.  We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017.  As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. In addition, pursuant to a shelf registration statement declared effective by the SEC in May 2018, we may sell up to $150 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units, and pursuant to a shelf registration statement declared effective by the SEC in August 2017, we may sell up to a remaining $54 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units.  The August 2017 registration statement also provides for the resale by Juno of up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, we are party to an amended and restated loan and security agreement, as amended, with SVB, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards (NOLs) and other pre-change tax benefits (such as research tax credits) attributable to the period prior to such change. We triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that there were no ownership changes from May 2015 through December 2017. We have not analyzed periods subsequent to December 2017. We may experience ownership changes as a result of shifts in our stock ownership in the future or subsequent to ownership change analyses. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us.  In addition, under the Tax Cuts and Jobs Act of 2017 (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself.  The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.  There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  For these reasons, our ability to realize a tax benefit from the use of our NOLs may be further limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)	All information with respect to this item has been previously reported in our Current Report on Form 8-K.
b)	None.
c)	None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	—	—	—	Filed herewith
10.2†	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: August 6, 2018	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)