Form 10-Q
period 2018-09-30
FATE THERAPEUTICS INC
filed 2018-11-01
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2018, 64,518,813 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,247	$88,952
Accounts receivable	500	—
Short-term investments and related maturity receivables	27,945	11,997
Prepaid expenses and other current assets	2,237	1,647
Total current assets	213,929	102,596
Property and equipment, net	3,798	2,550
Restricted cash	227	122
Collaboration contract asset	2,000	—
Other assets	—	24
Total assets	$219,954	$105,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,236	$1,678
Accrued expenses	9,638	7,254
Current portion of CIRM award liability	1,284	—
Current portion of deferred rent	—	12
Current portion of deferred revenue	3,250	2,105
Long-term debt, current portion	3,264	—
Total current liabilities	22,672	11,049
Deferred rent	2,441	1,347
Deferred revenue	8,000	724
Accrued expenses	455	175
CIRM award liability, net of current portion	856	—
Long-term debt, net of current portion	11,601	14,808
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2018 and December 31, 2017; 2,819,549 Class A Convertible Preferred shares issued and outstanding at September 30, 2018 and December 31, 2017	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at September 30, 2018 and December 31, 2017; issued and outstanding—64,503,326 at September 30, 2018 and 52,648,601 at December 31, 2017	65	53
Additional paid-in capital	443,244	295,934
Accumulated other comprehensive loss	(14)	(3)
Accumulated deficit	(269,369)	(218,798)
Total stockholders’ equity	173,929	77,189
Total liabilities and stockholders’ equity	$219,954	$105,292

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)
Collaboration revenue	$1,026	$1,026	$3,079	$3,079
Operating expenses:
Research and development	13,637	8,578	41,929	24,471
General and administrative	4,081	2,788	11,501	8,489
Total operating expenses	17,718	11,366	53,430	32,960
Loss from operations	(16,692)	(10,340)	(50,351)	(29,881)
Other income (expense):
Interest income	339	152	1,046	400
Interest expense	(429)	(378)	(1,266)	(856)
Loss on extinguishment of debt	—	(118)	—	(118)
Total other expense, net	(90)	(344)	(220)	(574)
Net loss	$(16,782)	$(10,684)	$(50,571)	$(30,455)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1	26	(11)	(12)
Comprehensive loss	$(16,781)	$(10,658)	$(50,582)	$(30,467)
Net loss per common share, basic and diluted	$(0.31)	$(0.26)	$(0.95)	$(0.74)
Weighted-average common shares used to compute basic and diluted net loss per share	54,185,022	41,428,845	53,364,823	41,407,995

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Operating activities
Net loss	$(50,571)	$(30,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	877	681
Stock-based compensation	4,509	2,711
Amortization of debt discounts and debt issuance costs	57	62
Amortization of premiums and discounts on investments, net	(299)	(21)
Noncash interest expense	279	227
Deferred rent	137	816
Deferred revenue	8,421	(1,579)
Issuance of common stock for license agreements	6,100	—
Cash payments included in loss on extinguishment of debt	—	88
Non-cash loss on extinguishment of debt	—	30
Changes in operating assets and liabilities:
Accounts receivable	(500)	—
Prepaid expenses and other current assets	(558)	387
Accounts payable and accrued expenses	3,918	957
Net cash used in operating activities	(27,630)	(26,096)
Investing activities
Purchase of property and equipment	(1,186)	(928)
Purchases of short-term investments	(55,660)	(39,971)
Maturities of short-term investments	40,000	17,500
Net cash used in investing activities	(16,846)	(23,399)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	1,914	172
Proceeds from public offerings of common stock, net of issuance costs	134,822	—
Issuance costs from private placement of common stock	—	(65)
Issuance costs from private placement of preferred stock	—	(128)
Proceeds from CIRM award	2,140	—
Proceeds from long-term debt	—	15,000
Payments on long-term debt	—	(10,764)
Cash payments included in loss on extinguishment of debt	—	(88)
Payments of debt issuance costs	—	(10)
Net cash provided by financing activities	138,876	4,117
Net change in cash, cash equivalents and restricted cash	94,400	(45,378)
Cash, cash equivalents and restricted cash at beginning of the period	89,074	88,731
Cash, cash equivalents and restricted cash at end of the period	$183,474	$43,353

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

As of September 30, 2018, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In September 2018, the Company completed a public offering of common stock in which investors, certain of which are affiliated with the directors of the Company, purchased 10,648,149 shares of its common stock at a price of $13.50 per share under a shelf registration statement. Gross proceeds from the offering were $143.8 million, and, after giving effect to $8.9 million of costs related to the offering (of which $8.7 million was paid during the nine months ended September 30, 2018), net proceeds were $134.9 million.

In December 2017, the Company completed a public offering of common stock in which investors purchased 10,953,750 shares of its common stock at a price of $4.20 per share under a shelf registration statement. Gross proceeds from the offering were $46.0 million, and, after giving effect to $3.0 million of costs related to the offering (of which $0.3 million was paid during the nine months ended September 30, 2018), net proceeds were $43.0 million.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amount shown in the Condensed Consolidated Statements of Cash Flows as of September 30, 2018 (in thousands):

September 30, 2018
Cash and cash equivalents	$183,247
Restricted cash	227
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$183,474

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the SEC on March 5, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

For the three and nine months ended September 30, 2018, the Company realized a net loss of $16.8 million and $50.6 million, respectively. Shares of potentially dilutive securities totaled 21.7 million for the three and nine months ended September 30, 2018, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 7.5 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13 (ASU 2018-13). ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, amends the disclosure requirements in Accounting Standards Codification (ASC) 820 by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07. ASU 2018-07 expands the scope of ASC 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of ASC 718 will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company believes that the adoption of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted ASU 2016-15 on January 1, 2018. The Company adopted the update retrospectively to each period presented and adjusted the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 to reclassify cash payments included in the loss on extinguishment of debt from an operating activity to a financing activity.

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

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates. The first iPSC-derived CAR T-cell candidate (Candidate 1) targets an antigen expressed on certain lymphoblastic leukemias, and the second candidate (Candidate 2) targets a novel antigen identified by Ono expressed on certain solid tumors (each a Candidate and collectively the Candidates).

Pursuant to the Ono Agreement, the Company and Ono will jointly conduct research and development activities under a joint development plan, with the goal of advancing each Candidate to a pre-defined preclinical milestone.  The Company has granted to Ono an option to obtain an exclusive license under certain intellectual property rights related to its iPSC product platform to develop and commercialize (a) Candidate 1 in Asia, with the Company retaining rights for development and commercialization in all other territories of the world and (b) Candidate 2 in all territories of the world, with the Company retaining the right to co-develop and co-

commercialize Candidate 2 in the United States and Europe under a joint arrangement whereby it is eligible to share at least 50% of the profits and losses (each, an Option).  The Company has maintained worldwide rights of manufacture for both Candidates.

For each Candidate, the Option will expire upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for the Candidate and (c) the date that is the later of (i) four years after the Effective Date and (ii) completion of all applicable activities contemplated under the joint development plan (the Option Period).

Under the terms of the Ono Agreement, Ono paid the Company a non-refundable, non-creditable upfront payment of $10.0 million in connection with entering into the Ono Agreement. Additionally, as consideration for the Company’s conduct of research under a joint development plan, Ono shall pay the Company annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. The Company received $5.0 million in October 2018 as a prepayment for the first year of research and development.

Further, under the terms of the Ono Agreement, Ono has agreed to pay the Company up to an additional $40.0 million during the Option Period for the preclinical development of Candidate 1 and Candidate 2 in the form of milestone and option exercise fees. Such fees are in addition to the upfront payment and research and development fees.

Subject to Ono’s exercise of the Options and to the achievement of certain clinical, regulatory and commercial milestones (Milestones) with respect to each Candidate in specified territories, the Company is entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize Candidate 2 as described above. The Company is also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions.

The Ono Agreement will terminate with respect to a Candidate if Ono does not exercise its Option for a Candidate within the Option Period, or in its entirety if Ono does not exercise any of its Options for the Candidates within their respective Option Periods. In addition, either party may terminate the Ono Agreement in the event of breach, insolvency or patent challenges by the other party; provided, that Ono may terminate the Ono Agreement in its sole discretion (x) on a Candidate-by-Candidate basis at any time after the second anniversary of the effective date of the Ono Agreement or (y) on a Candidate-by-Candidate or country-by-country basis at any time after the expiration of the Option Period, subject to certain limitations. The Ono Agreement will expire on a Candidate-by-Candidate and country-by-country basis upon the expiration of the applicable royalty term, or in its entirety upon the expiration of all applicable payment obligations under the Ono Agreement.

The Company applied Accounting Standards Codification (ASC) 808, Collaborative Arrangements and determined that the Ono Agreement is applicable to such guidance. The Company concluded that Ono represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Ono Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. As a result, the license is classified as symbolic intellectual property under ASC 606. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

The Company also assessed, in connection with the non-refundable upfront payment of $10.0 million received in September 2018 and the $5.0 million prepayment of the first-year research and development fees in October 2018, whether a significant financing component exists under the Ono Agreement. Such assessment evaluated whether: (i) a substantial amount of the consideration is variable, (ii) the amount, or timing of payment, of the consideration would have varied based on the occurrence or non-occurrence of future events that are not substantially within the control of the Company or Ono, and (iii) the timing of the transfer of the performance obligations is at the discretion of Ono. Based on its assessment, the Company concluded that there was not a significant financing component.

The Company also assessed the effects of any variable elements under the Ono Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) preclinical milestone and option fees, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of either product Candidate. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there was not a significant variable element included in the transaction price.

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the non-refundable upfront payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. The non-refundable upfront payment of $10.0 million was recorded as deferred revenue as of September 30, 2018 and will be recognized as revenue over time in conjunction with the Company’s conduct of research services over the estimated four-year period based on costs incurred. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue in October 2018, and such fees will be recognized as revenue as the research services are delivered.

The Company has not assigned a transaction price to any Milestones given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Royalties.

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration is due during the fourth quarter of 2018, and represents an asset under ASC 340, Other Assets and Deferred Costs. As such, the $2.0 million asset will be amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement.

The Company did not recognize any revenue under the Ono Agreement for the three and nine months ended September 30, 2018. As of September 30, 2018, aggregate deferred revenue related to the Ono Agreement was $10.0 million, of which $2.0 million is classified as current.

Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) (acquired by Celgene Corporation) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Under the Juno Agreement, the Company is primarily responsible for screening and identifying small molecule modulators of immunological cells, while Juno is primarily responsible for the development and commercialization of engineered T-cell immunotherapies incorporating the Company’s modulators. The Company granted Juno an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered T-cell immunotherapies using or incorporating small molecule modulators directed against certain designated tumor-associated antigen targets, subject to the selection by Juno of designated tumor-associated antigen targets which selection may be made by Juno on a target-by-target basis. The Company retained exclusive rights to such intellectual property, including its intellectual property arising under the collaboration, for all other purposes, including its use outside of those tumor-associated antigen targets selected by Juno. The Juno Agreement will end on the date that no further payments are due under the Juno Agreement, unless terminated earlier pursuant to the terms of the Juno Agreement.

Pursuant to the terms of the Juno Agreement, Juno paid the Company a non-refundable upfront payment of $5.0 million and purchased 1,000,000 shares of the Company’s common stock at a price of $8.00 per share. The Company determined that this common stock purchase represented a premium of $3.40 per share, or $3.4 million in aggregate (Equity Premium), and the remaining $4.6 million was recorded as issuance of common stock in shareholders’ equity.

Additionally, Juno agreed to fund all of the Company’s collaboration research activities for an initial four-year research term beginning on the effective date of the Juno Agreement, with minimum annual research payments of $2.0 million to the Company. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of the Company’s activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to the Company during the two-year extension period. Upon exercise of the research term extension, the Company has the option to require Juno to purchase up to $10.0 million of the Company’s common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price of the Company’s common stock.

The Company applied ASC 606 to evaluate the appropriate accounting for the Juno Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee. The Company determined that its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions under the Juno Agreement was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. As a result, the exclusive worldwide license is classified as symbolic intellectual property under ASC 606. Additionally, the Company determined that its conduct of research services under the Juno Agreement was not distinct from other performance obligations because such conduct is dependent on the direction of the joint research committee.

Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred ratably over the expected term of conduct of the research services, which is four years.

The Company also determined that the transaction price under the Juno Agreement equals $16.4 million, consisting of the non-refundable upfront payment of $5.0 million, the $3.4 million Equity Premium and $8.0 million of estimated payments for the conduct of research services during the initial four-year term.

The Company assessed whether, in connection with the non-refundable upfront payment of $5.0 million and the $3.4 million Equity Premium, a significant financing component exists under the Juno Agreement. Such assessment evaluated whether: (i) a substantial amount of the consideration is variable, (ii) the amount, or timing of payment, of the consideration would have varied based on the occurrence or non-occurrence of future events that are not substantially within the control of the Company or Juno, and (iii) the timing of the transfer of the performance obligations is at the discretion of Juno. Based on its assessment, the Company concluded that there was not a significant financing component.

The Company assessed the effects of any variable elements under the Juno Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) various clinical, regulatory and commercial milestone payments and (ii) royalties on net sales of any Juno therapies that use or incorporate the Company’s small molecule modulators. Based on its assessment, the Company concluded that based on the likelihood of these variable components occurring that there was not a significant variable element included in the transaction price.

As such, the non-refundable upfront payment of $5.0 million and the $3.4 million Equity Premium were recorded as deferred revenue, and are being recognized as revenue ratably over four years.

Under the Juno Agreement, Juno has agreed to pay the Company a selection fee for each tumor-associated antigen target selected by Juno and certain bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. In accordance with ASC 606, the Company has not assigned a transaction price to any potential selection fees. Additionally, since the selection fees are closely aligned with the previously discussed combined performance obligation, any such future consideration in connection with selection fees will be recognized in conjunction with the combined performance obligation.

Under the Juno Agreement, in connection with each Juno therapy that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million in the aggregate per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. In accordance with ASC 606, the Company has not assigned a transaction price to any of these potential milestone payments given the substantial uncertainty related to their achievement. Additionally, since any performance obligation would be complete at the time of milestone achievement, any future consideration in connection with milestone payments will be recognized on the date of achievement.

Under the Juno Agreement, beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates the Company’s small molecule modulators, and continuing until the later of: (i) the expiration of the last valid patent claim, (ii) ten years after such first commercial sale, or (iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay the Company royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates the Company’s small molecule modulators. In accordance with ASC 606, the Company has not assigned a transaction price to any of these potential royalty payments. Additionally, since any performance obligation would be complete at the time of potential sale of each Juno therapy that uses or incorporates the Company’s small molecule modulators, any future consideration in connection with royalty payments will be recognized on the date of sale.

Total revenue recognized under the Juno Agreement for the three and nine months ended September 30, 2018 was $1.0 million and $3.1 million, respectively. Total revenue recognized under the Juno Agreement for the three and nine months ended September 30, 2017 was $1.0 million and $3.1 million, respectively. As of September 30, 2018, aggregate deferred revenue related to the Juno Agreement was $1.3 million, all of which is classified as current. As of September 30, 2018, aggregate accounts receivable related to the Juno Agreement were $0.5 million, with such amount received in October 2018.

In January 2018, Juno announced its entry into a merger agreement with Celgene Corporation (Celgene), pursuant to which Celgene agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer. On March 6, 2018, Celgene announced that it had completed the acquisition of Juno. This acquisition event did not affect the terms of the Juno Agreement. The Juno Agreement is assignable by Juno to its affiliates or in connection with its acquisition by Celgene.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK). The Amended MSK License amends and restates the Exclusive License Agreement entered into between the Company and MSK on August 19, 2016 (the Original MSK License).

Pursuant to the Amended MSK License, MSK granted to the Company additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T cells, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. MSK also returned to the Company its entire interest in Tfinity Therapeutics, Inc. (Tfinity), a majority-owned subsidiary of the Company in which MSK owned a minority interest pursuant to the Original MSK License. As a result, Tfinity became a wholly-owned subsidiary of the Company.  The Company continues to maintain exclusive licenses to certain patents and patent applications relating to off-the-shelf T-cell immunotherapies, including CAR T cells manufactured from induced pluripotent stem cells, that were granted to the Company by MSK under the Original MSK License.

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

During the nine months ended September 30, 2018, the Company recognized an aggregate of $5.3 million of research and development expenses, consisting of the $0.5 million upfront cash payment to MSK and the issuance of the MSK Shares, valued at $4.8 million, associated with the Amended MSK License.

Gladstone License Agreement

On September 11, 2018, the Company entered into an exclusive license agreement (the Gladstone License Agreement) with the J. David Gladstone Institutes (Gladstone).

Pursuant to the Gladstone License Agreement, Gladstone granted to the Company exclusive licenses to certain patents and patent applications (the Patent Rights) for the research, development, manufacturing, and commercialization of human therapeutics derived from iPSCs. The Patent Rights cover the use of the clustered regularly interspaced short palindromic repeat (CRISPR) and engineered nuclease-deactivated CRISPR-associated protein-9 (dCas9) system, known as the CRISPR activation (CRISPRa) system, for cellular reprogramming and iPSC generation.

In consideration for the rights granted under the Gladstone License Agreement, the Company issued to Gladstone 100,000 shares of the Company’s common stock (the Gladstone Shares). The Gladstone Shares were issued pursuant to an exemption from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

Additionally, the Company paid Gladstone an upfront fee of $0.1 million and is obligated to pay Gladstone milestone payments upon the achievement of specified clinical and regulatory milestones and a royalty on net sales of licensed products developed using the licensed intellectual property rights. The Company is also obligated to pay Gladstone a percentage of certain income received by the Company in connection with the sublicense of the licensed patent rights.

During the three and nine months ended September 30, 2018, the Company recognized an aggregate of $1.4 million of research and development expenses, consisting of the $0.1 million upfront cash payment to Gladstone and the issuance of the Gladstone Shares, valued at $1.3 million, associated with the Gladstone License Agreement.

3.	California Institute for Regenerative Medicine Award

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, the Company became eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period, which is estimated to be from April 1, 2018, to June 30, 2019 (the Project Period). The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports throughout the Project Period.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. In April 2018, the Company received the first disbursement under the Award in the amount of $1.0 million. In September 2018, the Company received an additional disbursement under the Award in the amount of $1.1 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Short-term Investments

The Company invests portions of excess cash in United States treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying consolidated balance sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of September 30, 2018, and December 31, 2017 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2018
U.S. Treasury debt securities	1 or less	27,959	(14)	—	27,945
Total		$27,959	$(14)	$—	$27,945

December 31, 2017
U.S. Treasury debt securities	1 or less	12,000	(3)	—	11,997
Total		$12,000	$(3)	$—	$11,997

The Company reviewed its investment holdings as of September 30, 2018 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During each of the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Cash equivalents	$183,247	$183,247	$—	$—
U.S. Treasury debt securities	27,945	27,945	—	—
Total assets	$211,192	$211,192	$—	$—

As of December 31, 2017:
Cash equivalents	$88,952	$88,952	$—	$—
U.S. Treasury debt securities	11,997	11,997	—	—
Total assets	$100,949	$100,949	$—	$—

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

As of September 30, 2018 and December 31, 2017, the Company had no material financial liabilities measured at fair value on a recurring basis.

6.	Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll and other employee benefits	$2,220	$1,761
Accrued clinical trial related costs	4,785	3,323
Accrued other	2,633	2,170
Current accrued expenses	$9,638	$7,254

Long-term accrued expenses consist primarily of accruals for the final payment fees associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30, 2018	December 31, 2017
Long-term debt	$15,000	$15,000
Less debt issuance costs and discount, net of current portion	(66)	(192)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,934	14,808
Less current portion of long-term debt	(3,333)	—
Long-term debt, net	$11,601	$14,808
Current portion of long-term debt	$3,333	$—
Less current portion of debt issuance costs and discount	(69)	—
Current portion of long-term debt, net	$3,264	$—

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

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of September 30, 2018 was 8.25%.

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

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a fully exercisable warrant (the 2017 Warrant) to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. The 2017 Warrant would have expired in July 2024. The aggregate fair value of the 2017 Warrant was determined to be $0.2 million using the Black-Scholes option pricing model and was recorded as a debt discount on the 2017 Term Loan. This debt discount is amortized to interest expense over the term of the 2017 Term Loan using the effective interest method. The Company determined the effective interest rate of the 2017 Term Loan to be 10.2% as of the First Amendment Effective Date. During September 2018, the 2017 Warrant was fully exercised in exchange for 67,952 shares of the Company’s common stock in a cashless transaction.

The Company determined the repayment of the Restated LSA and issuance of the 2017 Term Loan was a debt extinguishment and accounted for the 2017 Term Loan at fair value as of the First Amendment Effective Date, accordingly. During the third quarter of 2017, the Company recorded a loss on debt extinguishment of $0.1 million, which was primarily related to the unaccrued amount of the final payment fee under the Restated LSA that was paid in connection with the 2017 Term Loan.

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

For the three and nine months ended September 30, 2018, the Company recorded $0.4 million and $1.3 million, respectively, in aggregate interest expense related to the 2017 Term Loan.

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

In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. During March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. As of September 30, 2018, warrants to purchase 49,020 shares of the Company’s common stock remain outstanding subject to the 2014 Warrants. The 2014 Warrants expire in December 2021.

For the three and nine months ended September 30, 2017, the Company recorded $0.1 million and $0.5 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with a prior debt agreement between the Company and the Bank in 2009 remain outstanding as of September 30, 2018, with such warrants to purchase 5,305 and 30,769 shares of the Company’s common stock having expiration dates in January 2019 and August 2021, respectively.

Facility Leases

The Company leases certain office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as its existing space for a total occupancy of approximately 72,000 square feet under the lease. With respect to the construction of the additional space, the Company received a $1.9 million tenant improvement allowance from its landlord and accounts for such costs as property and equipment with an offset to deferred rent as incurred. Costs under the tenant improvement allowance will be paid directly by the landlord. As of September 30, 2018, the balance of the tenant improvement allowance remaining is $0.9 million.

The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million. As of September 30, 2018, future minimum payments, assuming no early termination, under the operating lease are $40.5 million. The Company maintains the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to the Company’s delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease was accounted for as an operating lease and expired in September 2017. No future payments remain under the sublease.

7.	Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, certain of which are affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of non-voting Class A Convertible Preferred Stock (the Class A Preferred) at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. Gross proceeds from the November 2016 Placement were $56.7 million, and after giving effect to costs related to placement, net proceeds were $54.9 million.

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2017	5,458,043	$3.52
Granted	2,964,260	7.55
Canceled	(620,489)	4.58
Exercised	(504,475)	3.80
Balance at September 30, 2018	7,297,339	$5.05

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2017	212,625	$4.89
Granted	—	—
Canceled	(24,000)	$4.89
Vested	—	—
Balance at September 30, 2018	188,625	$4.89

In October 2017, 225,125 shares of common stock underlying restricted stock units vested and were issued to certain employees.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$939	$450	$2,598	$1,599
General and administrative	703	421	1,911	1,112
	$1,642	$871	$4,509	$2,711

As of September 30, 2018, the outstanding options included 36,800 performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these unvested options at September 30, 2018 was $0.1 million.

As of September 30, 2018, the unrecognized compensation cost related to outstanding options (excluding those with performance-based conditions determined not to be probable) was $15.4 million and is expected to be recognized as expense over a weighted average period of approximately 3.1 years.

As of September 30, 2018, the unrecognized compensation cost related to restricted stock units was $0.5 million which is expected to be recognized as expense over approximately 1.0 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.5%	2.0%
Expected volatility	79.3%	90.4%
Expected term (in years)	6.0	5.9
Expected dividend yield	0.0%	0.0%

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.8%	2.0%
Expected volatility	80.1%	90.8%
Remaining contractual term (in years)	8.0	8.6
Expected dividend yield	0.0%	0.0%

Reconciliation of Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in Stockholders’ Equity accounts for the nine months ended September 30, 2018 (in thousands):

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	$3	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	606	—	—	606
Issuance costs from public offering of common stock	—	—	(37)	—	—	(37)
Stock-based compensation	—	—	1,382	—	—	1,382
Unrealized loss on short-term investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(14,135)	(14,135)
Balance at March 31, 2018	$3	$53	$297,885	$(13)	$(232,933)	$64,995
Exercise of stock options, net of issuance costs	—	—	175	—	—	175
Issuance costs for public offering of common stock	—	—	(19)	—	—	(19)
Stock-based compensation	—	—	1,485	—	—	1,485
Issuance of common stock for license agreement	—	—	4,845	—	—	4,845
Unrealized loss on short-term investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(19,654)	(19,654)
Balance at June 30, 2018	$3	$53	$304,371	$(15)	$(252,587)	$51,825
Exercise of stock options, net of issuance costs	—	1	1,132	—	—	1,133
Public offering of common stock, net of offering costs	—	11	134,844	—	—	134,855
Stock-based compensation	—	—	1,642	—	—	1,642
Issuance of common stock for license agreement	—	—	1,255	—	—	1,255
Unrealized gain on short-term investments	—	—	—	1	—	1
Net loss	—	—	—	—	(16,782)	(16,782)
Balance at September 30, 2018	$3	$65	$443,244	$(14)	$(269,369)	$173,929

The following table summarizes the Company’s changes in Stockholders’ Equity accounts for the nine months ended September 30, 2017 (in thousands):

	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2016	$3	$41	$248,957	$(1)	$(175,846)	$73,154
Exercise of stock options, net of issuance costs	—	—	35	—	—	35
Stock-based compensation	—	—	867	—	—	867
Private placement issuance of common stock, net of offering costs	—	—	(13)	—	—	(13)
Private placement issuance of Class A convertible preferred stock, net of offering costs	—	—	(26)	—	—	(26)
Unrealized loss on short-term investments	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(10,126)	(10,126)
Balance at March 31, 2017	$3	$41	$249,820	$(34)	$(185,972)	$63,858
Exercise of stock options, net of issuance costs	—	—	32	—	—	32
Stock-based compensation	—	—	973	—	—	973
Unrealized loss on short-term investments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(9,645)	(9,645)
Balance at June 30, 2017	$3	$41	$250,825	$(39)	$(195,617)	$55,213
Exercise of stock options, net of issuance costs	—	—	119	—	—	119
Issuance costs for public offering of common stock	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	871	—	—	871
Issuance of warrants for common stock	—	—	217	—	—	217
Unrealized gain on short-term investments	—	—	—	26	—	26
Net loss	—	—	—	—	(10,684)	(10,684)
Balance at September 30, 2017	$3	$41	$252,019	$(13)	$(206,301)	$45,749

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” under Item 1A of Part II below. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use an approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs) to generate a clonal master iPSC line having preferred biological properties and direct the fate of the clonal master iPSC line to create a homogeneous population of our cell therapy product candidate. We believe the use of clonal master iPSC lines may enable the creation of cell therapy product candidates that are well-defined and uniform in composition; that can be reproducibly manufactured at significant scale; and that can be effectively used to treat a large number of patients in an off-the-shelf manner. Utilizing these therapeutic approaches, we program cells of the immune system, including natural killer cells (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

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

We have entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. for the joint development and commercialization of two off-the-shelf iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates.

We have also entered into a research collaboration and license agreement with Juno Therapeutics, Inc. (acquired by Celgene Corporation) to identify and apply small molecule modulators to enhance the therapeutic function of genetically-engineered CAR T-cell and TCR (T-cell receptor) immunotherapies.

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

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates. Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate (of which $5.0 million was received in October 2018).

We concluded that Ono represented a customer and in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the non-refundable upfront payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. In addition, we identified our performance obligations under the Ono Agreement, including our grant of a license to Ono to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

As of September 30, 2018, aggregate deferred revenue related to the Ono Agreement was $10.0 million. As of September 30, 2018, no revenue has been recognized under the Ono Agreement.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Juno Agreement, we received an upfront, non-refundable payment of $5.0 million and $8.0 million for the purchase of 1,000,000 shares of our common stock at $8.00 per share. Additionally, we have received, and are entitled to receive, minimum annual research payments of $2.0 million for the conduct of research services during the initial four-year term of the Juno Agreement.

The Company determined that the common stock purchase by Juno represented a premium of $3.40 per share, or $3.4 million in aggregate (Equity Premium), and the remaining $4.6 million was recorded as issuance of common stock in shareholders’ equity.

In accordance with ASC 606, the Company determined that the transaction price under the Juno Agreement equals $16.4 million, consisting of the non-refundable upfront payment of $5.0 million, the $3.4 million Equity Premium and $8.0 million of estimated payments for the conduct of research services during the initial four-year term. In addition, the Company identified its performance obligations under the Juno Agreement, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee. The Company determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred ratably over the expected term of conduct of the research services, which is four years.

As of September 30, 2018, aggregate deferred revenue related to the Juno Agreement was $1.3 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the development of our product candidates and cell programming technology, and as we perform research activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering, Ono and Juno. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

•

conducting preclinical activities to investigate the therapeutic potential of our immuno-regulatory product candidates, including a hematopoietic cell therapy for regulating auto-reactive T cells of patients with autoimmune disorders; and

•

performing research, preclinical development, process development, manufacturing and clinical translation activities under our sponsored research and collaboration agreements, including our agreements with the University of Minnesota, Memorial Sloan Kettering, Ono and Juno.

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

With the exception of our revenue recognition policy (as discussed below), the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the nine months ended September 30, 2018.

Revenue Recognition

During the first quarter of 2018, we adopted Accounting Standards Update 2014-09 (ASU 2014-09), Topic 606, which created a single, principle-based revenue recognition model that supersedes and replaces nearly all existing U.S. GAAP revenue recognition guidance. Under ASU 2014-09, entities recognize revenue in a manner that depicts the transfer of goods or services to customers and reflects the amount of the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtained control of the product or service. We adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective method. We evaluated the effect that the updated standard had on our internal processes, financial statements and related disclosures, and we determined that the adoption did not have a material impact on our historical Consolidated Financial Statements.

See Note 1 to the Condensed Consolidated Financial Statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$1,026	$1,026	$—
Research and development expense	13,637	8,578	5,059
General and administrative expense	4,081	2,788	1,293
Total other expense, net	90	344	(254)

Revenue. During each of the three months ended September 30, 2018 and 2017, we recognized revenue of $1.0 million under the Juno Agreement, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $13.6 million for the three months ended September 30, 2018, compared to $8.6 million for the three months ended September 30, 2017. The increase in research and development expenses primarily includes the following changes:

•

$1.9 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$1.3 million increase in intellectual property and licensing expenses primarily associated with entering into the Gladstone License in September 2018;
•	$1.1 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•

$0.6 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and research activities and the manufacture of our product candidates.

General and administrative expenses.  General and administrative expenses were $4.1 million for the three months ended September 30, 2018, compared to $2.8 million for the three months ended September 30, 2017. The increase in general and administrative expenses primarily relates to:

•	$0.6 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$0.4 million increase in advisory expenses, including general legal fees, accounting fees and intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.1 million for the three months ended September 30, 2018 and $0.3 million for the three months ended September 30, 2017. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,		Increase/
	2018	2017	(Decrease)
Collaboration revenue	$3,079	$3,079	$—
Research and development expense	41,929	24,471	17,458
General and administrative expense	11,501	8,489	3,012
Total other expense, net	220	574	(354)

Revenue. During each of the nine months ended September 30, 2018 and 2017, we recognized revenue of $3.1 million under the Juno Agreement, which we entered into in May 2015.

Research and development expenses.  Research and development expenses were $41.9 million for the nine months ended September 30, 2018, compared to $24.5 million for the nine months ended September 30, 2017. The increase in research and development expenses primarily includes the following changes:

•

$6.6 million increase in intellectual property and licensing expenses primarily associated with entering into the Amended MSK License with Memorial Sloan Kettering Cancer Center in May 2018 and entering into the Gladstone License in September 2018;

•

$5.9 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$2.7 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•

$1.9 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and research activities and the manufacture of our product candidates.

General and administrative expenses.  General and administrative expenses were $11.5 million for the nine months ended September 30, 2018, compared to $8.5 million for the nine months ended September 30, 2017. The increase in general and administrative expenses primarily includes the following changes:

•	$1.5 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$1.1 million increase in advisory expenses, including general legal fees, accounting fees and intellectual property-related expenses.

Other expense, net.  Other expense, net was $0.2 million for the nine months ended September 30, 2018 and $0.6 million for the nine months ended September 30, 2017. Other expense, net for each period consisted primarily of interest expense relating to our term loans with Silicon Valley Bank, interest income earned on cash and cash equivalents, and interest income from short-term investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2018, we had an accumulated deficit of $269.4 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $26.1 million for the nine months ended September 30, 2017 to $27.6 million for the nine months ended September 30, 2018. The primary driver of this change in cash used in operating activities was our increase in net loss, offset by deferred revenue and the issuance of common stock in license agreements.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates. Candidate 1 targets an antigen expressed on certain lymphoblastic leukemias, and Candidate 2 is intended to target a novel antigen identified by Ono expressed on certain solid tumors (each a Candidate and collectively the Candidates).

Under the terms of the Ono Agreement, Ono paid a non-refundable, non-creditable upfront payment of $10.0 million. Additionally, as consideration for our conduct of research under a joint development plan, Ono has agreed to pay us annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. Ono may also pay us a research milestone fee, and option exercise fees, totaling up to an additional $40.0 million. During October 2018, we received $5.0 million as a prepayment for the first year of research and development. We have not received any milestone or option exercise fees.

We have granted to Ono an option to obtain an exclusive license under certain intellectual property rights related to our iPSC product platform to develop and commercialize (a) Candidate 1 in Asia, with us retaining rights for development and commercialization in all other territories of the world and (b) Candidate 2 in all territories of the world, with us retaining the right to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement whereby we are eligible to share at least 50% of the profits and losses (each, an Option). We have maintained worldwide rights of manufacture for both Candidates.

Subject to Ono’s exercise of the Options and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of September 30, 2018, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of September 30, 2018, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of ours. The $2.0 million in sublicense consideration is due during the fourth quarter of 2018, and represents an asset under ASC 340, Other Assets and Deferred Costs.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Juno Agreement, Juno paid us an upfront payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Juno Agreement, with minimum annual research payments of $2.0 million to us. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of an extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of September 30, 2018, we have received a total of $6.3 million of such research payments. We received a $0.5 million research payment during October 2018.

We are eligible under the Juno Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of September 30, 2018, we have not received any selection fees or milestone payments.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of September 30, 2018, no royalties have been paid to us.

In January 2018, Juno announced its entry into a merger agreement with Celgene, pursuant to which Celgene agreed to acquire all of the outstanding shares of common stock of Juno through a tender offer. On March 6, 2018, Celgene announced that it had completed the acquisition of Juno. The Juno Agreement is assignable by Juno to its affiliates or in connection with its acquisition by Celgene.

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

J. David Gladstone Institutes License Agreement

On September 11, 2018, we entered into an exclusive license agreement (the Gladstone License Agreement) with the J. David Gladstone Institutes (Gladstone). Pursuant to the Gladstone License Agreement, we issued 100,000 shares of our common stock to Gladstone, which shares were valued at $1.3 million on the date of the Gladstone License Agreement. We also paid an upfront cash fee of $0.1 million and are obligated to pay a royalty to Gladstone on net sales of licensed products and milestone payments upon the achievement of specified clinical and regulatory milestones. We are also obligated to pay Gladstone a percentage of certain sublicense income received by us.

Investing Activities

During the nine months ended September 30, 2018 and 2017, investing activities used cash of $16.8 million and $23.4 million, respectively. During the nine months ended September 30, 2018, we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $40.0 million in maturities of these short-term investments. During the nine months ended September 30, 2017, we purchased $40.0 million in U.S. Treasuries as short-term investments, offset by $17.5 million in maturities of short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2018, financing activities provided cash of $138.9 million, which primarily consisted of the $134.8 million of net proceeds from our September 2018 public offering of common stock and $2.1 million of proceeds from the California Institute for Regenerative Medicine (CIRM) award.

For the nine months ended September 30, 2017, financing activities provided cash of $4.1 million, which primarily consisted of $15.0 million of proceeds from our July 14, 2017 loan agreement with Silicon Valley Bank, offset by $10.8 million of principal payments on our term loans outstanding with Silicon Valley Bank.

From our inception through September 30, 2018, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2018, we had aggregate cash and cash equivalents and short-term investments of $211.2 million.

Public Offering of Common Stock

In September 2018, we completed a public offering of common stock in which investors, certain of which are affiliated with our directors, purchased 10,648,149 shares of our common stock at a price of $13.50 per share under our shelf registration statement. Gross proceeds from the offering were $143.8 million. After giving effect to $8.9 million in underwriting discounts, commissions and expenses related to the offering, net proceeds were $134.9 million.

In December 2017, we completed a public offering of common stock in which investors purchased 10,953,750 shares of our common stock at a price of $4.20 per share under our shelf registration statement. Gross proceeds from the offering were $46.0 million. After giving effect to $3.0 million in underwriting discounts, commissions and expenses related to the offering, net proceeds were $43.0 million.

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

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. All such warrants have been exercised as of September 30, 2018.

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

Registration Statements on Form S-3

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of September 30, 2018, after giving effect to our September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of September 30, 2018, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under this shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described below.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period of the Award, which is estimated to be from April 1, 2018 to June 30, 2019 (the Project Period). The Award is subject to certain co-funding requirements by us, and we are required to provide progress and financial update reports to CIRM throughout the Project Period.

Following the conclusion of the Project Period, we, in our sole discretion, have the option to treat the Award either as a loan or as a grant. In the event we elect to treat the Award as a loan, we will be obligated to repay i) 60%, ii) 80%, iii) 100% or iv) 100% plus interest at 7% plus LIBOR, of the total Award to CIRM, where such repayment rate is dependent upon the phase of clinical development of FT516 at the time of our election. If we do not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant and we will be obligated to pay to CIRM a royalty on commercial sales of FT516 until such royalty payments equal nine times the total amount awarded to us under the Award.

Since we may, at our election, repay some or all of the Award, we account for the Award as a liability until the time of election. In April 2018, we received the first disbursement under the Award in the amount of $1.0 million. In September 2018, we received a second disbursement under the Award in the amount of $1.1 million. The aggregate amount received is recorded as a CIRM liability on the accompanying consolidated balance sheets.

Operating Capital Requirements

We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the research and development of, and seek regulatory approvals for, our product candidates and conduct additional research and development activities pursuant to our collaboration agreements with Juno and Ono. Our product candidates have not yet achieved regulatory approval, and we may not be successful in achieving commercialization of our product candidates.

We believe our existing cash and cash equivalents and short-term investments as of September 30, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research and development of our product candidates and to perform our research and development obligations under our collaboration agreements with Juno and Ono, and we may be forced to seek additional funds sooner than expected to pursue our research and development activities. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects.

Our forecast of the period of time through which our existing cash and cash equivalents and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, timing, progress, size, duration, costs and results of our preclinical studies and clinical trials for our product candidates;
•	the number and the nature of product candidates that we pursue;
•	the cost of process development and manufacturing of our product candidates, including the cost of supplies and materials to support these activities;
•	the time, cost and outcome of seeking and obtaining regulatory approvals;
•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;
•	the extent to which milestones are achieved under our collaboration agreements with Juno and Ono, and the time to achievement of such milestones and our receipt of any associated milestone payments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the expansion of our research and development activities, including our need and ability to hire additional employees and procure additional equipment, materials and supplies;
•	the establishment and continuation of collaborations and strategic alliances;

•	the timing and terms of future in-licensing and out-licensing transactions; and
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval.

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

We lease certain office and laboratory space under a non-cancelable operating lease. In May 2018, we amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. The lease is subject to additional charges for common area maintenance and other costs. As of September 30, 2018, future minimum payments under the operating lease are $40.5 million. We maintain the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million. See Note 6 of the Condensed Consolidated Financial Statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from three to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2018, our cash and cash equivalents and short-term investments were $211.2 million. We intend to use our cash and cash equivalents to fund the advancement of ProTmune, FATE-NK100, our iPSC-derived cell product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, ProTmune, FATE-NK100 or any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the cost of manufacturing and commercialization activities and arrangements, including the manufacturing of our product candidates and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Ltd., Juno Therapeutics, Inc., the University of Minnesota and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

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

Patients treated with ProTmune or FATE-NK100 in our ongoing clinical trials, including investigator-sponsored trials of our product candidates, as well as patients who may undergo treatment with other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing ProTmune, FATE-NK100, or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune, FATE-NK100, or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

We expect to depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangement with Ono under the Ono Agreement, for the development and commercialization of certain of our product candidates in certain indications or geographic territories, and if these arrangements are unsuccessful, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

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

In addition, we currently depend, and expect to continue to depend, upon strategic collaboration partners for the financial resources and conduct of activities for the development and commercialization of certain of our product candidates.  For example, under the Ono Agreement we have agreed to jointly develop and commercialize with Ono two iPSC-derived CAR T cell product candidates, and additionally we are relying on Ono for the conduct of certain activities relating to the development and commercialization of these products.  As such, we will not have sole control over the course of development of these product candidates arising under the Ono Agreement, or any other product candidates that we may develop under a future strategic partnership or collaboration arrangement.  This lack of control over the development and commercialization of certain of our product candidates could cause delays or other difficulties in the development and commercialization of such product candidates, which may prevent completion of research and development activities and intended IND filings in a timely fashion, if at all. Our reliance on strategic collaboration partners, including Ono, for the development and commercialization of our product candidates entails risks to which we may not otherwise be subject, including:

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

In addition, the termination of the Ono Agreement or any future strategic partnership or collaboration arrangement that we enter into may prevent us from receiving any milestone, royalty payments, sharing of profits, and other benefits under such agreement. Any of these events could have a material adverse effect on our ability to develop and commercialize our product candidates, including the two iPSC-derived CAR T cell product candidates being developed under the Ono Agreement, and may adversely impact our results of operations and financial condition.

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

We are party to a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (Juno) (acquired by Celgene Corporation) for the identification and application of small molecule modulators for programming the therapeutic properties of genetically engineered CAR and TCR based cellular immunotherapies directed against certain targets designated by Juno. Under the agreement, Juno has agreed to fund our collaboration research activities for an initial research term ending in May 2019, subject to a two-year extension under certain circumstances, and we are eligible to receive target selection fees and clinical, regulatory, and commercial milestones, as well as royalties on sales, should any therapies using our modulators be developed and commercialized. Our collaboration with Juno may be terminated, or may not be successful, due to a number of factors. For example, we may be unable to identify small molecule modulators that are effective in modulating genetically engineered T-cell therapies, or Juno may elect not to develop any genetically engineered T-cell therapies incorporating any modulators that are identified through the collaboration. Additionally, Juno may terminate the agreement upon six (6) months’ written notice to us. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, target selection fees, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours or important to our business. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference, opposition, reexamination, review, reissue, post grant review or invalidity proceedings before U.S. or non-U.S. patent offices. The scope, validity or enforceability of our patents or the patents of our licensors may be challenged in such proceedings in either the courts or patent offices in the United States and abroad, and our business may be harmed if the coverage of our patents or the patents of our licensors is narrowed, or if a patent of ours or our licensors is judged invalid or unenforceable, in any such proceedings. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if we obtain patents covering our product candidates, once the patent life has expired for a product, we may be open to competition from other products.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical and biologics pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals aimed at improving the availability, competitiveness, and adoption of biosimilars as affordable alternatives to branded biologics.  Under the plan, the FDA is directed to issue guidance to address certain practices that aim to delay or block generic competition, while also issuing new policies to bring more biosimilars to market as alternatives to brand-name biologics.   More recently, the Trump administration announced a complex proposal to reduce Medicare spending by substantially reducing the price of physician-administered drugs, including biologics such as cellular therapeutics, under Medicare Part B.  Under this proposal, pharmacy-benefit managers would have an increased role in managing drugs and pricing in the Part B program, and the price paid by Medicare for drugs under Part B would be linked to the prices paid for such drugs in other industrialized countries as reflected in an International Pricing Index, and in most cases these prices are lower than in the U.S. However, if the International Pricing Index model were adopted as proposed, it would not take effect until 2020 at the earliest and would phase in over five years, and it is therefore difficult to predict the impact it will have on our business. The proposal also includes a new payment model for reimbursing physicians for administering drugs under Part B, and the consequences of this payment model on the prescribing practices of physicians are uncertain. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug and biologic costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2018, we had an accumulated deficit of $269.4 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of ProTmune and FATE-NK100 and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of October 31, 2018, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 45.1% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 7 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 7 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into

14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 54.7%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. In addition, pursuant to a shelf registration statement declared effective by the SEC in May 2018, we may sell up to $6.2 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units after giving effect to our September 2018 public offering, and pursuant to a shelf registration statement declared effective by the SEC in August 2017, we may sell up to a remaining $54.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units. The August 2017 registration statement also provides for the resale by Juno of up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, we are party to an amended and restated loan and security agreement, as amended, with SVB, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the Tax Act), that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, limiting the deduction for net operating losses and eliminating net operating loss carrybacks (though any such tax losses may be carried forward indefinitely), in each case, for losses arising in our taxable years beginning after December 31, 2017, allowing for the expensing of capital expenditures and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the Tax Act on our business, whether adverse or favorable, is uncertain, and may not become evident for some period of time. We urge you to consult with your own legal and tax advisors with respect to applicable tax laws, including this legislation, and the potential tax consequences of investing in our common stock.

Our ability to use our net operating loss carryforwards and certain other tax benefits may be limited and, as a result, our future tax liability may increase.

As of December 31, 2017, we had federal and California net operating loss carryforwards of $121.2 million and $120.8 million, respectively, which begin to expire in various amounts in 2027. As of December 31, 2017, we also had federal and California research and development tax credit carryforwards of $5.7 million and $4.2 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2017. We have not analyzed periods subsequent to December 2017. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the Tax Act the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)	All information with respect to this item has been previously reported in our Current Report on Form 8-K.
b)	None.
c)	None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1†	Exclusive License Agreement by and between the Registrant and The J. David Gladstone Institutes, dated September 11, 2018	—	—	—	Filed herewith
10.2†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

†  Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: November 1, 2018	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)