Form 10-Q/A
period 2018-09-30
FATE THERAPEUTICS INC
filed 2019-02-08
CIK 1434316

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

EXPLANATORY NOTE

Fate Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2018 (the “Original Report”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 1, 2018, solely to re-file Exhibit 10.2 that was previously filed with the Original Report with revised redactions in response to comments received from the staff of the SEC regarding the confidential treatment request filed by the Company with respect to certain portions of Exhibits 10.1 and 10.2 of the Original Report.

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

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment (Exhibit 31.2). The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1†	Exclusive License Agreement by and between the Registrant and The J. David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.2†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q	001-36076	31.1	November 1, 2018

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36076	32.1	November 1, 2018

101.INS	XBRL Instance Document	10-Q	001-36076	101.INS	November 1, 2018

101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	001-36076	101.SCH	November 1, 2018

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-36076	101.CAL	November 1, 2018

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-36076	101.DEF	November 1, 2018

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-36076	101.LAB	November 1, 2018

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-36076	101.PRE	November 1, 2018

†	Certain provisions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: February 8, 2019	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)