Form 10-K
period 2018-12-31
FATE THERAPEUTICS INC
filed 2019-03-05
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    or    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    or    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    or    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $488,652,000 as of June 30, 2018 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 1, 2019 was 64,999,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018 pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

PART I

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize our product candidates;
•	the initiation, progress, success, cost and timing of our clinical trials and product development activities;
•	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;
•	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our IND applications for and regulatory approval of our product candidates;
•	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•	our ability to source clinical and, if approved, commercial materials and supplies used to manufacture our product candidates;
•

the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•

the potential of our technology platform, including our induced pluripotent stem cell (iPSC) product platform, and our plans to apply our platform to research, develop and commercialize our product candidates;

•	our ability to attract and retain strategic collaborators with development, regulatory and commercialization expertise;
•	the potential benefits of strategic collaboration agreements and our ability, and the ability of our collaborators, to successfully develop product candidates under the respective collaborations;
•	our ability to obtain funding for our operations, including funding necessary to initiate and complete clinical trials of our product candidates;
•	our ability to develop sales and marketing capabilities, whether alone or with actual or potential collaborators, to commercialize our product candidates, if approved;
•	our ability to successfully commercialize our product candidates, if approved;
•	the size and growth of the potential markets for our product candidates and our ability to serve those markets;
•	regulatory developments and approval pathways in the United States and foreign countries for our product candidates;
•	the potential scope and value of our intellectual property rights;
•

our ability, and the ability of our licensors, to obtain, maintain, defend and enforce intellectual property rights protecting our product candidates, and our ability to develop and commercialize our product candidates without infringing the proprietary rights of third parties;

•	our ability to recruit and retain key personnel;
•	our ability to obtain funding for our operations;

•	the accuracy of our projections and estimates regarding our revenues, expenses, capital requirements, cash utilization and need for additional financing;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those described under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our cell therapy product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of healthy donor cells ex vivo before our product candidates are administered to a patient. In other cases, we use human iPSCs to generate a clonal master iPSC line having preferred biological properties, and direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be made and used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients.

Utilizing these therapeutic approaches, we program cells of the blood and immune system, including natural killer (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

The following table summarizes our programmed cellular immunotherapies currently under development and our cell programming partnerships:

Product Candidate	Cell Type	Stage of Development	Therapeutic Area	Commercial Rights

Immuno-Oncology
FATE-NK100	Donor NK	Phase 1	Relapsed / Refractory AML [1]	Worldwide
FATE-NK100	Donor NK	Phase 1	Recurrent Ovarian Cancer [1]	Worldwide
FATE-NK100	Donor NK	Phase 1	Advanced Solid Tumors	Worldwide
FT500	iPSC-NK	IND Allowed	Advanced Solid Tumors	Worldwide
FT516	iPSC-NK	IND Allowed	Hematologic Malignancies	Worldwide
FT596	iPSC-NK	Preclinical	Hematologic Malignancies	Worldwide
FT538	iPSC NK	Preclinical	Hematologic Malignancies	Worldwide
FT819	iPSC-T	Preclinical	Hematologic Malignancies	Worldwide
FT-ONO1	iPSC-T	Research	Hematologic Malignancies	Joint [2]
FT-ONO2	iPSC-T	Research	Advanced Solid Tumors	Joint [2]

Immuno-Regulation
ProTmune™	Donor cell graft	Phase 2	Prevention of Acute GvHD	Worldwide
FT301	iPSC-MDSC	Preclinical	Immune Disorders	Worldwide

Cell Programming Partnership
Engineered T Cells [3]		Preclinical	Hematologic / Solid Tumors	Juno Therapeutics

Notes:

[1] Clinical trial is being conducted as an investigator-initiated study at the Masonic Cancer Center, University of Minnesota.

[2] Subject to Collaboration and Option Agreement with Ono Pharmaceutical Co. Ltd.

[3] Collaboration excludes all cell types derived from iPSCs including engineered T cells.

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

Building upon this well-established medical precedent, the clinical investigation of hematopoietic cells, including NK cells, T cells and CD34+ cells, as therapies for the treatment of human diseases is rapidly expanding. Many of these clinical trials are investigating transformative applications in the field of cancer immunotherapy to control, and potentially eradicate, tumor growth. One particular form of cancer immunotherapy, chimeric antigen receptor (CAR) T-cell therapy, has recently emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies; in fact, in 2017, two CAR T-cell therapies were approved by the U.S. Food and Drug Administration (FDA). While advancements in the sourcing, engineering and expansion of cells have opened new avenues for their use as therapeutic entities, we believe the biological properties and therapeutic function of cells can be enhanced ex vivo prior to patient administration to maximize therapeutic benefit.

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

Human iPSCs, with their unique dual capacity to be indefinitely expanded and differentiated in culture into any type of cell in the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent in many of the cell therapy product candidates undergoing development today, including the requirement to source, isolate, engineer and expand cells from an individual patient or healthy donor with each batch of production. These batch-to-batch manufacturing requirements are logistically complex and expensive, and can result in variable cell product identity, purity and potency as well as manufacturing failures.

Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be made and used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients. We are applying our expertise in iPSC biology to genetically engineer, isolate and select single-cell iPSCs for clonal expansion, characterization and cryopreservation as clonal master iPSC lines. We direct the fate of clonal master iPSC lines to create cells of the immune system, including NK cells, T cells and CD34+ cells, and are advancing a pipeline of off-the-shelf cellular immunotherapies derived from clonal master iPSC lines. Our iPSC product platform is supported by an intellectual property portfolio of over 100 issued patents and 100 pending patent applications that we own or license.

Our Business Strategy

Cellular immunotherapies undergoing clinical investigation today most often rely on the use of a patient’s own cells. The requirement to source, engineer, expand and deliver cells patient-by-patient is logistically complex, resource intensive and expensive, and can result in significant batch-to-batch variability in product identity, purity and potency as well as in manufacturing failures. Significant hurdles remain to ensure that cellular immunotherapies can be consistently manufactured and reliably delivered, in a cost-effective manner and at the scale necessary, to support broad patient access and wide-spread commercialization.

Rather than rely on the use of a patient’s own cells, we seek to use healthy donor cells and clonal master iPSC lines to manufacture, develop and commercialize first-in-class cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation. We believe our approach has the potential to improve cell product consistency and potency, reduce manufacturing costs, shorten time to treatment and reach more patients. The key pillars of our business strategy are to:

•

Efficiently develop and commercialize first-in-class allogeneic cellular immunotherapies for severe, life-threatening diseases where treatment options are limited. We are clinically developing first-in-class allogeneic cellular immunotherapies for cancer and immune disorders. We are advancing our product candidates to improve the lives of patients with severe, life-threatening diseases, where the unmet need is significant and where regulatory agencies offer efficient and expedited development and review programs. For example, we are developing our product candidate ProTmune as a first-in-class hematopoietic cell graft for the prevention of life-threatening complications, including graft-versus-host disease (GvHD), in patients undergoing allogeneic HCT. GvHD is a leading cause of morbidity and mortality in patients undergoing allogeneic HCT, and there are currently no therapies approved by the FDA for the prevention of GvHD. The FDA has granted Fast Track designation, and the FDA and the European Commission have granted Orphan Drug Designation and Orphan Medicinal Product Designation, respectively, for ProTmune. We are also developing our product candidate FATE-NK100, which is manufactured using healthy donor cells, as a first-in-class, adaptive memory NK cell cancer immunotherapy. FATE-NK100 is currently being clinically investigated in three Phase 1 studies for the treatment of patients with relapsed/refractory hematologic malignancies and advanced solid tumors. Due to high incidences of morbidity and mortality and the rare disease nature of many of our target indications, we believe clinical trials that we conduct will generally require relatively small numbers of subjects and that our development path to approval may be efficient.

•

Exploit our dominant leadership position in iPSC technology to develop and commercialize universal, off-the-shelf cell products for the treatment of hematologic malignancies and solid tumors. We have developed an industry-leading iPSC product platform, and we believe the manufacture of cell products using clonal master iPSC lines has the potential to revolutionize the field of cancer immunotherapy. Our first-of-kind approach involves engineering human iPSCs in a one-time genetic modification event, and selecting a single iPSC for maintenance as a clonal master iPSC line. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients.

We have amassed unrivaled expertise in the manufacture of NK cells and T cells from clonal master iPSC lines. Our expertise includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating and cryopreserving clonal master iPSC lines; differentiating these clonal master cell lines to produce NK cells and T cells; and regulatory affairs to enable clinical investigation of iPSC-derived cell products. We believe our iPSC-derived NK cell and T-cell product candidates have the potential to be administered in multi-dose, multi-cycle treatment regimens, including in combination with cycles of other cancer treatments, to drive deeper and more durable responses. In November 2018, the FDA cleared our IND application for FT500, a universal, off-the-shelf, iPSC-derived NK cell product candidate for use in combination with checkpoint blockade therapy for the treatment of solid tumors; and in February 2019, the FDA cleared our IND application for FT516, a universal, off-the-shelf, iPSC-derived NK cell product candidate that expresses a high-affinity, non-cleavable CD16 Fc receptor for use in combination with monoclonal antibody therapy for the treatment of hematologic malignancies. FT500 is the first-ever iPSC-derived cell therapy, and FT516 is the first-ever engineered iPSC-derived cell therapy, allowed to proceed to clinical investigation in the United States by the FDA.

•

Forge collaborations with leading researchers and top medical centers to accelerate development of and rapidly translate our iPSC-derived cell product candidates into first-in-human clinical trials. The research and development of iPSC-derived cell product candidates requires an exceptional team of people and scientific, manufacturing and clinical expertise across a range of disciplines. We have and will continue to seek collaborations with leading researchers, investigators and top medical centers for the research, development, manufacture and clinical translation of our iPSC-derived cell product candidates. Among our collaborations is a partnership with the University of Minnesota, led by Dr. Jeffrey S. Miller, a renowned NK cell biologist and clinical investigator, to support the development of FT500 and FT516 product candidates, and a partnership with Memorial Sloan Kettering Cancer Center, led by Dr. Michel Sadelain, a renowned T-cell biologist and a recognized founder of CAR T-cell therapy, to support the development of engineered iPSC-derived CAR T-cell immunotherapies, including FT819. We believe this approach to research and development will maximize our potential to successfully build our iPSC product platform, accelerate the clinical translation and clinical investigation of our iPSC-derived cell product candidates, and efficiently establish clinical proof-of-concept for our iPSC-derived cell product candidates.

•

Selectively share our iPSC product platform with industry-leading strategic partners for the development of highly differentiated cellular immunotherapies. The research, development and clinical investigation of cell therapies for the treatment of human diseases is rapidly expanding. We believe we are uniquely positioned as an expert partner of choice for industry-leading developers seeking to maximize the therapeutic potential of cell therapies for the treatment of cancer. Additionally, since iPSCs have the unique capacity to be genetically engineered, indefinitely expanded and differentiated in culture into any type of cell in the body, we believe there is significant opportunity to broadly exploit our industry-leading iPSC product platform and intellectual property position into other disease areas. We will continue to seek partnerships with institutions and companies for the research, development and commercialization of iPSC-derived cell product candidates for the treatment of human diseases.

Our Product Pipeline & Partnerships

Immuno-Oncology Product Candidates

Natural killer (NK) cells have an innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, and represent one of the body’s first lines of immunological defense. NK cells have the unique ability to selectively identify and destroy abnormal cells through multiple mechanisms while leaving normal healthy cells unharmed. These cytotoxic mechanisms include: direct killing by binding to stress ligands expressed by abnormal cells and releasing toxic granules; indirect killing by producing and releasing proinflammatory and chemotactic cytokines that play a pivotal role in orchestrating the adaptive immune response; and antibody-mediated targeted killing by binding to and enhancing the cancer-killing effect of therapeutic antibodies through a process known as antibody-dependent cellular cytotoxicity (ADCC).

T cells, or T lymphocytes, play a critical role in adaptive immunity and are distinguished from other cells of the immune system by the presence of a T-cell receptor (TCR) on their surface. TCRs are generated by DNA rearrangement and positively selected for their capacity to engage host major histocompatibility complex (MHC) molecules. The majority of T cells, termed alpha beta T cells (αβ T cells), rearrange their alpha and beta chains on the TCR, which confers specificity and enables T cells to recognize non-self molecules, known as non-self antigens, expressed on the surface of transformed or foreign cells. Antigens inside a cell are bound to, and are routinely brought to the surface of a cell, by MHC class I molecules. Upon antigen recognition, T cells bind to the MHC-antigen complex, become activated and destroy the targeted cell. Many of the antigens recognized by T cells are those expressed on the surface of cancer cells. Unlike NK cells, T cells are limited by antigen-specific binding of their TCR in order to induce cellular cytotoxicity.

We are developing NK cell and T-cell cancer immunotherapies with a focus on developing next-generation cell products intended to synergize with checkpoint inhibitor and monoclonal antibody therapies and to target tumor-associated antigens.

FATE-NK100 Adaptive Memory Natural Killer Cell Product Candidate

Adaptive memory NK cells are a highly specialized and functionally distinct subset of NK cells. In July 2015, we entered into a research collaboration with the University of Minnesota led by Dr. Jeffrey S. Miller, Professor of Medicine at the University of Minnesota and Deputy Director of the University of Minnesota Masonic Comprehensive Cancer Center, to develop an adaptive memory NK cell product candidate for cancer. In the setting of allogeneic HCT, a retrospective study by investigators at the University of Minnesota found that HCT recipients with a high absolute number of adaptive memory NK cells (>2.5 cells/μl of blood; n=54) at six months post-HCT had a 2-year disease relapse rate of 16%, as compared to 46% in recipients with a low absolute number of adaptive memory NK cells (0.1–2.5 cells/μl of blood; n=16). Additionally, published preclinical findings from the University of Minnesota investigators demonstrated that adaptive memory NK cells have enhanced effector function, long-term persistence and greater resistance to immune checkpoint pathways.

We are developing FATE-NK100, a first-in-class NK cell cancer immunotherapy comprised of adaptive memory NK cells. Through the application of our cell programming expertise and our specific knowledge of modulators involved in the persistence, proliferation and anti-tumor activity of immune cells, we identified a combination of pharmacological modulators consisting of a cytokine and a small molecule (FT1238) that induces the robust formation of adaptive memory NK cells in therapeutically-relevant quantities. We produce FATE-NK100 using these pharmacological modulators in a seven-day manufacturing process. In August 2017, preclinical data describing the unique properties and anti-tumor activity of FATE-NK100 were published in Cancer Research (doi:10.1158/0008-5472.CAN-17-0799), a peer-reviewed journal of the American Association of Cancer Research.  As described in the publication, we have observed in preclinical studies that FATE-NK100 has enhanced anti-tumor activity across a broad range of liquid and solid tumors, improved persistence and increased resistance to immune checkpoint pathways as compared to conventional NK cell therapies that are being clinically administered today. Additionally, we have observed in preclinical studies that FATE-NK100 significantly augments ADCC against cancer cells when administered in combination with a monoclonal antibody, including antibodies that target CD20, HER2 and EGFR antigens.

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

The VOYAGE Study. VOYAGE is an ongoing open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy in subjects with refractory or relapsed acute myelogenous lymphoma (AML). The clinical trial is designed to assess the safety and determine the maximum dose of a single intravenous infusion of FATE-NK100 as a monotherapy when administered after lymphodepleting chemotherapy followed by a short course of sub-cutaneous interleukin-2 (IL-2) administration. Up to three dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design, proceeding in cohorts of one subject per dose level until a dose-limiting toxicity (DLT) is observed. If a DLT is observed at a dose level, a cohort of three subjects will be enrolled at that dose level. If, at any time, more than one subject at a dose level experiences a DLT, the dose level shall be considered to exceed the maximum dose level and dose escalation will stop. A total of ten subjects is expected to be enrolled at the maximum dose level.

In November 2018, we reported initial clinical data from the ongoing VOYAGE study as of an October 22, 2018 data cutoff. As of that date, a total of four subjects, each with refractory or relapsed disease at the time of enrollment, were treated with a single infusion of FATE-NK100 as monotherapy. All three subjects treated at the second dose level (1-3x107 cells per kg) achieved a morphologic leukemia-free state at Day 14 as assessed by bone marrow biopsy; however, the anti-leukemic activity in each of these three subjects was transient, and each of these three subjects subsequently had progressive disease. No subjects treated at the first two dose levels achieved a complete response. No DLTs or serious adverse events related to FATE-NK100 were reported. A DLT unrelated to FATE-NK100 was reported in one subject at the second dose level.

The Phase 1 clinical trial is currently being conducted at the Masonic Cancer Center, University of Minnesota as an investigator-sponsored study.

The APOLLO Study. APOLLO is an ongoing open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy in women with ovarian, fallopian tube or primary peritoneal cancer resistant to, or recurrent on, platinum-based treatment. The clinical trial is designed to assess the safety and determine the maximum dose of a single infusion via intraperitoneal catheter of FATE-NK100 as a monotherapy when administered after outpatient lymphoconditioning chemotherapy followed by a short course of sub-cutaneous IL-2 administration. Up to three dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design, proceeding in cohorts of one subject per dose level until a DLT is observed. If, at any time, more than one subject at a dose level experiences a DLT, the dose level shall be considered to exceed the maximum dose level and dose escalation will stop. A total of ten subjects is expected to be enrolled at the maximum dose level.

In November 2018, we reported initial clinical data from the ongoing APOLLO study as of an October 22, 2018 data cutoff. As of that date, a total of four subjects, each with progressive disease at the time of enrollment, were treated with a single infusion of FATE-NK100 as monotherapy. One subject at the second dose level (1-3x107 cells per kg) had stable disease at one-month follow-up, was treated with a second dose of FATE-NK100, and remained on study and maintained disease control for 6.2 months. Three other subjects, one each at the first dose level (1x107 cells per kg), the second dose level and the third dose level (3-10x107 cells per kg) had progressive disease at one-month follow-up. No DLTs were reported. One serious adverse event related to FATE-NK100 was reported (Grade 3: abdominal pain).

The Phase 1 clinical trial is currently being conducted at the Masonic Cancer Center, University of Minnesota as an investigator-sponsored study.

The DIMENSION Study. DIMENSION is an open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy and in combination with monoclonal antibody therapy in subjects with advanced solid tumors who have failed approved therapies. The clinical trial is designed to assess the safety and determine the maximum dose of a single intravenous infusion of FATE-NK100 when administered after outpatient lymphoconditioning chemotherapy followed by a short course of sub-cutaneous IL-2 administration. The DIMENSION study is designed with three treatment regimens:

•

Regimen A: FATE-NK100 as a monotherapy in subjects with advanced solid tumor malignancies. Up to three dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design. In the event a DLT is observed, the clinical trial will convert immediately to a traditional 3+3 design. We intend to have the third dose level follow a traditional 3+3 design to confirm tolerability. A twenty-subject expansion cohort is expected to be enrolled at the maximum dose level.

•

Regimen B: FATE-NK100 in combination with trastuzumab in subjects with human epidermal growth factor receptor 2 positive (HER2+) advanced breast cancer, HER2+ advanced gastric cancer or other advanced HER2+ solid tumors. Up to four dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design. In the event a DLT is observed, the clinical trial will convert immediately to a traditional 3+3 design. We intend to have the third and fourth dose levels follow a traditional 3+3 design to confirm tolerability. A twenty-subject expansion cohort is expected to be enrolled at the maximum dose level.

•

Regimen C: FATE-NK100 in combination with cetuximab in subjects with advanced colorectal cancer (CRC) or head and neck squamous cell cancer (HNSCC), or other epidermal growth factor receptor 1 positive (EGFR1+) advanced solid tumors. Up to four dose levels of FATE-NK100 are intended to be assessed using an accelerated dose-escalation design. In the event a DLT is observed, the clinical trial will convert immediately to a traditional 3+3 design. We intend to have the third and fourth dose levels follow a traditional 3+3 design to confirm tolerability. A twenty-subject expansion cohort is expected to be enrolled at the maximum dose level.

In November 2018, we reported initial clinical data from the ongoing DIMENSION study as of an October 22, 2018 data cutoff. As of that date, one-month follow up data were available for seven subjects, each with progressive disease at the time of enrollment following multiple prior lines of therapy. Three of five subjects treated with FATE-NK100 in the monotherapy regimen had stable disease at one-month follow-up: one subject treated at the second dose level (1-3x107 cells per kg) and two subjects treated at the third dose level (3-10x107 cells per kg). These two subjects at the third dose level each received a second dose of FATE-NK100, and remained on study with ongoing disease control as of the data cutoff (94 and 149 days, respectively). The two other subjects in the monotherapy regimen (one subject at the first dose level (1x107 cells per kg) and one subject at the third dose level) had progressive disease at one-month follow-up. Each of the two subjects in the cetuximab combination regimen had progressive disease at one-month follow-up: one subject at the run-in dose level (1x106 cells per kg) and one subject at the first dose level (1x107 cells per kg). No DLTs were reported, and no serious adverse events related to FATE-NK100 were reported.

FT500: iPSC-derived NK Cell Product Candidate for Checkpoint Inhibitor Combination

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

One common mechanism of intrinsic and acquired resistance to checkpoint inhibitors is deletions or loss of heterozygosity in beta-2-microglobulin, or B2M, an essential component of major histocompatibility complex (MHC) class I molecules which play a critical role in tumor-antigen presentation. A recent longitudinal analysis in a cohort of patients treated with several checkpoint inhibitors identified B2M expression defects in approximately 30% of patients with progressing disease. In fact, loss of heterozygosity in B2M was found to be enriched three-fold in non-responders (~30%) vs. responders (~10%) and was associated with poor overall survival. Additionally, complete loss of B2M expression was found only in non-responders. These findings suggest that defects in B2M expression can contribute to tumor evasion of T-cell responses and disease progression.

One potential strategy to overcome resistance to checkpoint inhibitors, especially in patients whose heterogenous tumor burden includes B2M expression defects, is through the administration of allogeneic NK cells, which have the inherent capability to recognize and directly kill cells with MHC class I down-regulation. The mechanism of killing is through the release of perforins exposing large amounts of tumor antigens and through the secretion of a number of cytokines and chemokines, both of which can activate and facilitate an adaptive immune response. In addition to direct cytotoxicity, NK cells can also secrete proinflammatory cytokines, which can induce tumor-resident T cells to re-engage and elicit an anti-tumor response, and chemotactic cytokines, which can recruit T cells to the tumor site. As such, allogeneic donor NK cells may have the potential to overcome resistance to checkpoint inhibitors in certain patients by directly killing tumor cells and by potentiating an adaptive immune response.

We are developing FT500 as a universal, off-the-shelf NK cell cancer immunotherapy for the treatment of advanced solid tumors, both as a monotherapy and in combination with FDA-approved checkpoint inhibitor therapy. We isolated and selected a single iPSC, and clonally-expanded this single iPSC to generate the clonal master iPSC line for production of FT500. Using a proprietary, efficient and reproducible differentiation process, we have shown that one iPSC can create over one million NK cells, providing a substantially pure population of NK cells that is well-defined and of uniform composition. In preclinical studies, FT500 displays multiple potential mechanisms by which it may synergize with T cells to activate the immune system in patients with tumors that are non-responsive to checkpoint inhibitors alone. In particular, in an in vitro three-dimensional tumor spheroid model, FT500 in combination with activated T cells and an anti-PD1 antibody significantly enhanced the elimination of target cancer cells, as compared to FT500 alone, activated T cells alone and activated T cells in combination with anti-PD1 antibody.

In November 2018, the FDA issued a letter informing us that our FT500 IND application was allowed and that we can proceed with human clinical investigation of FT500. To our knowledge, FT500 is the first-ever iPSC-derived cell therapy cleared by the FDA for clinical investigation in the United States.

Our clinical trial of FT500 is expected to be the first-ever clinical investigation in the U.S. of an iPSC-derived cell product. The open-label, multi-center, repeat-dose, multi-cycle, dose-escalation Phase 1 clinical trial is designed to assess the safety and determine the maximum dose of FT500 when administered after outpatient lymphoconditioning chemotherapy in up to 64 subjects with advanced solid tumors. The study includes two treatment regimens: FT500 as a monotherapy in subjects that are candidates for salvage therapy; and, in subjects who have failed or progressed on checkpoint inhibitor therapy (nivolumab, pembrolizumab or atezolizumab), FT500 in combination with the checkpoint inhibitor on which the subject has failed or progressed. The study will assess three once weekly doses of FT500 (Day 1, Day 8, Day 15); a second treatment cycle of three once weekly doses of FT500 may be administered for certain subjects who are clinically stable at Day 29. In the checkpoint inhibitor treatment regimen, subjects will receive treatment with the checkpoint inhibitor on which the subject had most recently progressed at the respective FDA-approved dose beginning on Day 8. Up to two dose levels of FT500 are intended to be assessed (1 x 108 cells per dose and 3 x 108 cells per dose) with the potential for higher doses to be defined by protocol amendment. In February 2019, the first subject was treated with FT500, and the clinical trial is now open for enrollment at two top cancer treatment centers.

FT516: iPSC-derived, hnCD16 Engineered NK Cell Product Candidate for Monoclonal Antibody Combination

NK cells play a major role in the anti-tumor efficacy of certain tumor-antigen targeting monoclonal antibodies. NK cells express CD16, an activating receptor that can bind to the Fc portion of IgG antibodies and transmit immune response signals. Once activated through CD16, NK cells are able to lyse antibody-coated target cells and secrete cytokines, such as interferon gamma, to recruit and potentiate adaptive immune cells, including T cells. This mechanism of ADCC has been proven critical to the treatment of a wide range of human tumor types.

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

We are developing FT516, a targeted NK cell product candidate which is created from a master clonal iPSC line engineered to express a high-affinity, non-cleavable CD16 (hnCD16) Fc receptor, as an off-the-shelf immunotherapy for the treatment of cancer. Our novel hnCD16 Fc receptor incorporates two unique modifications designed to augment the receptor’s binding affinity to IgG antibodies and to block the shedding of the receptor’s expression on the surface of NK cells upon activation. We have engineered iPSCs to express this novel hnCD16 Fc receptor, isolated and selected a single engineered iPSC, and clonally-expanded this single engineered iPSC to generate the clonal master engineered iPSC line for production of FT516. Using a proprietary, efficient and reproducible differentiation process, we have shown that one iPSC can create over one million NK cells, providing a substantially pure population of NK cells that is well-defined and of uniform composition.

We are developing FT516 as a monotherapy and in combination with tumor-antigen targeting monoclonal antibody therapy for the treatment of hematologic malignancies and solid tumors. We have shown that FT516 exhibits potent and persistent anti-tumor activity in vitro and in vivo in multiple tumor cell recognition and killing assays:

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
•

FT516 augments anti-tumor activity in combination with trastuzumab in vivo, as compared to mice treated with trastuzumab alone, in a HER2+ ovarian cancer model, where the anti-tumor activity at Week 6 of FT516 plus trastuzumab was durable with no tumor detectable by imaging in 80% of the mice as compared to trastuzumab alone where all mice displayed tumor burden; and

•

FT516 augments anti-tumor activity and promotes prolonged survival in combination with rituximab in vivo, as compared to expanded peripheral blood NK cells in combination with rituximab, in a human lymphoma cancer model, where FT516 in combination with rituximab supported a survival rate of 50% at Day 200.

In April 2018, we executed an award agreement with the California Institute of Regenerative Medicine (CIRM) pursuant to which CIRM awarded us up to $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts throughout the project period of the Award, which was estimated to be from April 1, 2018 to June 30, 2019. The Award is subject to certain co-funding requirements by us, and we are required to provide progress and financial update reports to CIRM. We, in our sole discretion, have the option to treat the Award either as a loan or as a grant. If we do not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant.

In December 2018, we discussed with CIRM our intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and our preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, we submitted our IND application for FT516 in relapsed / refractory hematologic malignancies, the second product candidate intended for clinical investigation emerging from our iPSC product platform, which IND submission was allowed by the FDA in a letter from February 2019. Such letter from the FDA also informed us that we could proceed with human clinical investigation of FT516. We are currently developing a clinical protocol to support a potential submission of an IND application for FT516 in advanced solid tumors. We agreed with CIRM to suspend the Award until such time as we elect to proceed with our submission of an IND application for FT516 in advanced solid tumors. At the time of suspension, an additional $0.5 million was available for funding under the Award.

Our clinical trial of FT516 is expected to be the first-ever clinical investigation of an engineered iPSC-derived cell product. The open-label, multi-center, repeat-dose, multi-cycle, dose-escalation Phase 1 clinical trial is designed to assess the safety and determine the maximum dose of FT516 when administered after outpatient lymphoconditioning chemotherapy followed by a short course of sub-cutaneous IL-2 administration in up to 99 subjects with relapsed/refractory hematologic malignancies. The study includes three treatment regimens: FT516 as a monotherapy in subjects with AML; FT516 in combination with rituximab in subjects with non-Hodgkin's lymphoma (NHL); and FT516 in combination with elotuzumab in subjects with multiple myeloma (MM). The study will assess three once weekly doses of FT516 (Day 1, Day 8, Day 15); a second treatment cycle of three once weekly doses of FT516 may be administered for certain subjects who are clinically stable at Day 29. In the monoclonal antibody treatment regimens, subjects will receive treatment with the monoclonal antibody beginning four days prior to the first administration of FT500. Up to four dose levels of FT516 are intended to be assessed (0.3 x 108 cells per dose (monoclonal antibody regimens only); 1 x 108 cells per dose; 3 x 108 cells per dose; 9 x 108 cells per dose).

Additional iPSC-derived Cell Product Candidates for Cancer

We are applying our iPSC product platform to develop other clonal master engineered iPSC lines and additional engineered iPSC-derived cell product candidates, including in collaboration with leading researchers and top medical centers. For example, we entered into a multi-year research collaboration with the University of California, San Diego to develop off-the-shelf, CAR-NK cell cancer immunotherapies. The collaboration is being led by Dan S. Kaufman, M.D., Ph.D., Professor of Medicine in the Division of Regenerative Medicine and Director of Cell Therapy at UC San Diego School of Medicine. We also entered into a multi-year partnership with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf engineered T-cell product candidates using clonal master iPSC lines. The research and development activities under the collaboration are being led by Dr. Michel Sadelain, Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at Memorial Sloan Kettering Cancer Center.

FT596.  CAR T-cell therapy has recently emerged as a revolutionary and potentially curative therapy for patients with hematologic malignancies, including refractory cancers. In 2017, two autologous CD19-specific CAR T-cell therapies were approved by the FDA for the treatment of certain relapsed/refractory leukemias and lymphomas. While most researchers and clinical investigators continue to focus on the development of autologous CAR T-cell therapies, we are developing CAR NK cell product candidates created from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

We are developing FT596, a universal, off-the-shelf CAR NK cell product candidate derived from a clonal master engineered iPSC line incorporating “CAR4”, a novel CAR construct specifically designed to augment NK cell signaling. CAR4 was developed by our collaborator Dr. Kaufman, and contains the transmembrane domain of NKG2D, the 2B4 co-stimulatory domain, and the CD3ζ signaling domain and mediates strong antigen-specific NK cell signaling in vitro. In preclinical studies using an ovarian cancer xenograft model, Dr. Kaufman has shown that iPSC-derived CAR4 NK cells markedly inhibit tumor growth and significantly prolong survival as compared to iPSC-derived NK cells containing a CAR construct commonly used with CAR T-cell therapy.

FT596 is derived from a clonal master iPSC line engineered to include the expression of CD19-specific CAR4 to convey antigen specificity, a high-affinity, non-cleavable CD16 (hnCD16) Fc receptor to enhance ADCC, and a novel IL-15 receptor fusion for cytokine-independent persistence. Using a research iPSC line for production of FT596, we have shown in preclinical studies that FT596:

•	shows cytokine-free expansion in vitro and extended persistence in vivo in various immunocompromised mouse strains;
•	mediates CAR-directed specificity and cytotoxicity against multiple CD19-positive target cell lines in vitro;
•	mediates rituximab-induced ADCC against CD20-positive, CD19-negative ARH-77 and Raji target cell lines in vitro;
•	promotes enhanced and extended survival in vivo compared to control groups in a CD19-positive Nalm6 xenograft model of leukemia; and
•	completely eradicates, in combination with rituximab, CD19+ and CD19- target cell lines in vitro in a mixed-culture cytotoxicity assay.

FT538. We are developing FT538, a universal, off-the-shelf NK cell product candidate derived from a clonal master engineered iPSC line, for use in combination with anti-CD38 monoclonal antibody therapy for the treatment of multiple myeloma (MM). CD38 is highly and uniformly expressed on MM cells. Daratumumab, which is the only FDA-approved monoclonal antibody that has demonstrated single agent efficacy in relapsed/refractory MM, effectively targets CD38 and induces MM cell death through multiple mechanisms, including ADCC. However, because CD38 is also expressed on the surface of activated NK cells, daratumumab treatment can induce NK cell fratricide, which likely impairs the effectiveness of ADCC-mediated targeting and elimination of MM cells. In addition, NK cell function is often suppressed or absent in patients with MM as a result of the cancer itself and/or from cancer therapy, further reducing the effectiveness of daratumumab. Collectively, preclinical and clinical observations suggest a potential therapeutic benefit of maintaining NK cell numbers and function in patients to support daratumumab-mediated ADCC and augment the treatment of MM.

FT538 is derived from a clonal master iPSC line engineered to include the expression of a hnCD16 Fc receptor to enhance ADCC and a novel IL-15 receptor fusion for cytokine-independent persistence, and to completely eliminate CD38 expression to mitigate NK cell fratricide. We have generated NK cells from master engineered iPSC lines, and have shown in preclinical studies that:

•	CD38 deficiency protected NK cells from fratricide mediated by daratumumab in vitro;
•	hnCD16 iPSC-derived NK cells mediate robust anti-myeloma activity with daratumumab in vitro, which is further augmented by elimination of CD38 expression;
•	hnCD16, CD38-null iPSC-derived NK cells demonstrate more durable ADCC with increased serial killing potential in combination with daratumumab in vitro; and
•

there is no significant difference in NK cell differentiation, expansion, activation or ability to mediate natural cytotoxicity between hnCD16, CD38-null iPSC-derived NK cells and hnCD16 iPSC-derived NK cells.

FT819. We are developing CAR T-cell product candidates created from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of liquid and solid tumors. In September 2016, we announced a multi-year partnership with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf engineered T-cell product candidates using clonal master iPSC lines. Research and development activities under the collaboration are being led by Dr. Michel Sadelain, Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at Memorial Sloan Kettering Cancer Center.

In connection with the formation of our partnership with Memorial Sloan Kettering Cancer Center, we exclusively licensed from Memorial Sloan Kettering foundational intellectual property covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs, for human therapeutic use. We also secured an exclusive option to exclusively license intellectual property arising from all research and development activities under the partnership. In May 2018, we licensed from Memorial Sloan Kettering Cancer Center additional intellectual property covering compositions of novel CAR constructs, including the 1XX CAR construct, and of genetically-engineered CAR T cells, including methods of making these cells using CRISPR for certain targeted gene modifications. Embodiments of this additional intellectual property include preclinical data published by Dr. Sadelain in March 2017 demonstrating that directing a CD19-specific CAR to the T-cell receptor α constant (TRAC) locus results in uniform CAR expression in human peripheral blood T cells, enhances T-cell potency, and delays effector T-cell differentiation and exhaustion, and in November 2018 demonstrating that CAR T cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor efficacy, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion.

We are developing FT819, a first-of-kind CD19-specific CAR T-cell product candidate derived from a clonal master engineered iPSC line. The engineered features of the clonal master iPSC line include the targeted integration of a CD19-specific 1XX CAR into the TRAC locus to convey antigen specificity, promote TRAC-regulated CAR expression and completely eliminate TCR expression to mitigate GvHD. We have generated CD8αβ+ T cells from master engineered iPSC lines, and have shown in preclinical studies that CD8αβ+ TCR-null, CD19-specific CAR T cells derived from master engineered iPSC lines:

•	consist of bi-allelic disruption of TCR expression at the genetic level and demonstrate regulated expression of 1XX CAR under the control of the endogenous TRAC promoter;
•	display antigen-specific anti-tumor potency in vitro, including cytokine release and targeted cellular cytotoxicity, comparable to peripheral blood CD19-specific CAR T cells;
•	do not respond or proliferate against HLA-mismatched (CD19-) peripheral blood mononuclear cells as targets in a mixed lymphocyte reaction, indicating the risk of GvHD is alleviated; and
•	effectively control tumor progression in vivo comparable to peripheral blood CD19-specific CAR T cells in a preclinical mouse model of acute lymphoblastic leukemia.

Other Immuno-Oncology Product Candidates.  We are applying our iPSC product platform to research and develop additional off-the-shelf, iPSC-derived cell product candidates. In November 2018, we entered into an exclusive option agreement with the Max Delbrück Center for Molecular Medicine (MDC) to obtain rights to intellectual property covering novel humanized CAR constructs that uniquely and specifically bind B-cell Maturation Antigen (BCMA). Under the agreement with MDC, we have the right to exclusively license the portfolio for all cell products, including CAR NK- and T-cell products, derived from iPSCs. In data published by MDC scientists, anti-BCMA CAR T cells equipped with its unique humanized extracellular antigen-binding domains show higher affinity and greater specificity than other anti-BCMA antigen-binding domains. These differentiated properties conveyed both greater selectivity in recognizing target B cells and more robust killing of target B cells in vitro, including malignant B cells with low expression levels of BCMA. Additionally, in in vivo proof-of-concept studies, MDC scientists demonstrated that anti-BCMA CAR T cells mediated anti-tumor activity in xenotransplant mouse models of multiple myeloma and of mature B-cell non-Hodgkin lymphoma, where BCMA surface expression is up to 4-fold lower as compared to mouse models of multiple myeloma.

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

According to the Center for International Blood and Marrow Transplant Research, approximately 30,000 allogeneic HCT procedures are performed globally each year. Hematopoietic cells for use in allogeneic HCT can be obtained from multiple donor sources including umbilical cord blood, bone marrow and mobilized peripheral blood (mPB). Approximately 65% of allogeneic HCT procedures utilize mPB as the donor hematopoietic cell source. While the use of mPB is associated with faster rates of neutrophil engraftment compared to other cell sources like bone marrow and umbilical cord blood, approximately 35-60% of patients undergoing

mPB HCT develop acute GvHD and 70-80% of patients undergoing mPB HCT experience at least one severe infection within the first 180 days following HCT. Additionally, approximately 50% of patients undergoing HCT experience cancer relapse or die within the first two years following HCT. We believe our cell programming approach has the potential to reduce the three leading causes of morbidity and mortality associated with allogeneic HCT – namely, graft-versus-host disease, severe infections and disease relapse – and to improve outcomes in patients undergoing allogeneic HCT.

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

We are conducting a multi-center Phase 1/2 clinical trial of ProTmune in adult subjects with hematologic malignancies undergoing mPB HCT following myeloablative conditioning, a clinical trial which we refer to as the PROTECT study. The primary objectives of the PROTECT study are to evaluate safety and tolerability, and to assess the potential of ProTmune to prevent acute GvHD, which is a leading cause of morbidity and mortality in patients undergoing HCT. There are currently no FDA-approved therapies for the prevention of GvHD in patients undergoing allogeneic HCT, giving rise to a significant unmet medical need. All subjects in the PROTECT study are being followed for a period of two years following HCT.

In December 2018, we reported clinical data from the Phase 1 stage of PROTECT. The Phase 1 stage of PROTECT included seven subjects. Underlying hematologic diseases included three subjects with acute lymphoblastic leukemia (ALL), three with acute myeloid leukemia (AML) and one with myelodysplastic syndrome (MDS). As of a November 26, 2018 data cut-off, five of seven subjects remained on study with median time on study of 516 days [Day 151 – 616], and the following key safety and efficacy data were reported:

•	ProTmune was well-tolerated. There were no events of graft failure and no serious adverse events related to ProTmune reported by investigators.
•	There were no reported events of cancer relapse.
•

At Day 100, all seven subjects receiving ProTmune were alive and relapse-free; and three subjects experienced acute GvHD during the first 100 days following HCT, all of whom responded to standard-of-care steroid treatment. The median time to resolution of the maximum GvHD grade was 7 days [range: 5-8 days].

•

At Day 365, five of seven subjects receiving ProTmune were alive and relapse-free, with non-relapse mortality occurring in two subjects (Subject 1 on Day 228; Subject 3 on Day 151); and three of seven subjects were alive, relapse-free and without moderate-to-severe chronic GvHD.

A tabular summary of the reported clinical data from the Phase 1 stage of PROTECT is presented below:

PROTECT Phase 1 Clinical Data (as of November 26, 2018 data cut-off)
Subject	1	2	3	4	5	6	7
Days on Study	228	616	151	524	516	481	468
Hematologic Malignancy	MDS	AML	AML	ALL	ALL	ALL	AML
CD34+ cell dose (x106/kg)	10.3	4.6	10.9	4.8	3.2	3.0	9.4
CD3+ cell dose (x108/kg)	3.1	1.8	2.6	2.8	2.0	1.2	2.8
ProTmune-related SAEs	None	None	None	None	None	None	None
Day of Neutrophil Engraftment [1]	Day 14	Day 18	Day 22	Day 15	Day 16	Day 18	Day 19
Day 100 Acute GvHD / Grade (CIBMTR)	None	None	Grade 2	None	Grade 2	Grade 3	None
Treatment Responsive	---	---	Yes	---	Yes	Yes	---
Time to Resolution of Maximum Grade	---	---	7 days	---	8 days	5 days	---
Day 365 Moderate-to-Severe Chronic GvHD	n/a	None	n/a	None	None	Yes	Yes
Cancer Relapse-free	Yes	Yes	Yes	Yes	Yes	Yes	Yes
Overall Survival	No	Yes	No	Yes	Yes	Yes	Yes
[1] As measured from the day following HCT

The ongoing Phase 2 stage of PROTECT is a randomized, controlled and double-blinded clinical trial assessing the safety and efficacy of ProTmune in up to 60 adult subjects with hematologic malignancies undergoing matched unrelated donor HCT following myeloablative conditioning. Subjects are being randomized, in a 1:1 ratio, to receive either ProTmune or a conventional matched unrelated donor mobilized peripheral blood cell graft. The primary efficacy endpoint of PROTECT is cumulative incidence of Grades 2-4 acute GvHD by Day 100 following HCT, where prospective clinical studies have shown that 40% to 80% of patients undergoing matched unrelated donor transplant experience Grades 2-4 acute GvHD. Additional endpoints, such as rates of cancer relapse, chronic GvHD, non-relapse mortality, overall survival and overall survival with freedom from cancer relapse and from moderate-to-severe chronic GvHD, are also being assessed. Fifteen U.S. centers are currently open for enrollment in the Phase 2 stage of PROTECT. In December 2018, we reported that over 30 subjects had been treated in the randomized, controlled and double-blinded Phase 2 PROTECT study.

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

FT301

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

Auto-reactive T lymphocytes are key players in aberrant autoimmune responses. We believe that certain biological mechanisms, which have been demonstrated to suppress T-cell activity against cancer cells, can be exploited to suppress auto-reactive T-cell destruction of normal tissues. For example, myeloid-derived suppressor cells (MDSCs) are a naturally occurring population of cells that are often found in the tumor microenvironment, where these cells function to inhibit antigen-specific and non-specific T-cell activation and proliferation through a diverse set of mechanisms. While MDSCs can impede T-cell responses against cancer, the cells’ potent immuno-suppressive properties may serve to immunologically check auto-reactive T lymphocytes that are directly responsible for the destruction of healthy tissue in certain autoimmune and inflammatory disorders.

MDSCs are rare in healthy donors and, although abundant in tumor-bearing patients, repurposing tumor-derived MDSCs for therapeutic use may pose undesirable risks. As a result, a need exists to generate MDSCs in large quantities, particularly from healthy donor sources, in order to explore the therapeutic potential of MDSCs. Using a proprietary, efficient and reproducible differentiation process, we have shown the potential to create a substantially pure population of iPSC-derived MDSCs that is well-defined. Preclinical studies of iPSC-derived MDSCs have shown that the cells suppress T-cell activity and proliferation in vitro and attenuate GvHD in vivo in a xenogeneic mouse model. Importantly, these immuno-regulatory properties were demonstrated using immunologically-mismatched cells.

We are developing FT301, an off-the-shelf, immuno-regulatory cell product candidate derived from a clonal master iPSC line. We believe FT301 has broad therapeutic potential across multiple disease indications, including graft-versus-host disease, multiple sclerosis, ulcerative colitis and others.

Our Cell Programming Partnerships

Ono Pharmaceutical

In September 2018, we entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates. The first off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 1) targets an antigen expressed on certain lymphoblastic leukemias, and the second off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 2) targets a novel antigen identified by Ono expressed on certain solid tumors (each a Candidate and, collectively, the Candidates). Pursuant to the agreement, we are jointly conducting research and development activities under a joint development plan with Ono, with the goal of advancing each Candidate to a pre-defined preclinical milestone.

We have granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize (a) Candidate 1 in Asia, where we retain rights for development and commercialization in all other territories of the world and (b) Candidate 2 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. For each Candidate, the option will expire upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for the Candidate and (c) the date that is the later of (i) four years after the Effective Date and (ii) completion of all applicable activities contemplated under the joint development plan. We maintain worldwide rights of manufacture for both Candidates.

Under the terms of the agreement, Ono paid us an upfront, non-refundable and non-creditable payment of $10.0 million in connection with entering into the agreement. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono pays us annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. Further, Ono has agreed to pay us up to an additional $40.0 million, subject to the achievement of a preclinical milestone and the exercise by Ono of its options to develop and commercialize Candidate 1 and Candidate 2. Such fees are in addition to the upfront payment and research and development fees.

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

The agreement will terminate with respect to a Candidate if Ono does not exercise its option for a Candidate within the option period, or in its entirety if Ono does not exercise any of its options for the Candidates within their respective option periods. In addition, either party may terminate the agreement in the event of breach, insolvency or patent challenges by the other party; provided, that Ono may terminate the agreement in its sole discretion (x) on a Candidate-by-Candidate basis at any time after the second anniversary of the effective date of the agreement or (y) on a Candidate-by-Candidate or country-by-country basis at any time after the expiration of the option period, subject to certain limitations. The agreement will expire on a Candidate-by-Candidate and country-by-country basis upon the expiration of the applicable royalty term, or in its entirety upon the expiration of all applicable payment obligations under the agreement.

Juno Therapeutics

In May 2015, we entered into a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (Juno) bringing together our expertise in hematopoietic cell biology and cell programming with Juno’s scientific and development leadership in CAR and T-cell receptor (TCR) immunotherapy. Under the collaboration, we screen for and seek to identify small molecule modulators that improve the function of T cells, including for molecules that enhance the therapeutic properties of CAR T-cell and TCR immunotherapies. Juno is responsible for the development and commercialization of genetically engineered CAR T-cell and TCR immunotherapies incorporating our modulators.

Under the agreement, subject to the selection by Juno of designated tumor-associated antigen targets which selection may be made by Juno on a target-by-target basis, we agreed to grant Juno an exclusive worldwide license to certain of our intellectual property, including our intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered CAR T cell and TCR immunotherapies (excluding those derived from iPSCs) using or incorporating small molecule modulators directed against such designated tumor-associated antigen targets. We have retained exclusive rights to such intellectual property, including our intellectual property arising under the collaboration, for all other purposes.

Pursuant to the terms of the agreement, Juno paid us an upfront, non-refundable and non-creditable payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities during the research term of the agreement with minimum annual research payments of $2.0 million to us. The initial research term of the agreement is four years ending in May 2019. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of a one-time, non-refundable extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. Additionally, if Juno elects to exercise its extension option, we then have the option to require Juno to purchase up to $10.0 million of our common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price. Juno may terminate the agreement upon six (6) months’ written notice to us.

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

In March 2018, Juno was acquired by Celgene Corporation (Celgene). This acquisition did not affect the terms of the Juno Agreement. On January 3, 2019, Celgene announced that it had entered into a definitive merger agreement with Bristol-Myers Squibb Company (BMS), under which BMS will acquire Celgene.

Additional iPSC Platform Technologies

In September 2018, we entered into an exclusive license agreement with the J. David Gladstone Institutes (Gladstone) under which we obtained an exclusive license to certain patents and patent applications for the research, development, manufacturing, and commercialization of human therapeutics derived from iPSCs (the Gladstone License Agreement). The licensed patent rights cover the generation of iPSCs using CRISPR-mediated gene activation. This new approach for inducing pluripotency uses CRISPR to directly target a specific location of the genome and activate endogenous gene expression, and does not rely on established methods of cellular reprogramming that require the transduction of multiple transcription factors. The discovery was made by a team of scientists led by Sheng Ding, Ph.D., a senior investigator at Gladstone and one of our scientific founders.

In consideration for the rights granted under the Gladstone License Agreement, we issued to Gladstone 100,000 shares of our common stock pursuant to an exemption from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

Additionally, we paid Gladstone an upfront fee of $0.1 million and are obligated to pay Gladstone milestone payments in an aggregate amount of up to approximately $1.9 million upon the achievement of specified clinical and regulatory milestones and tiered royalties in the low single digits on net sales of licensed products developed using the licensed intellectual property rights. We are also obligated to pay Gladstone a tiered percentage in the low to mid-single digits of certain income received by us in connection with the sublicense of the licensed patent rights.

Our Intellectual Property

Overview

We seek to protect our product candidates and our cell programming technology through a variety of methods, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and processes for their manufacture, our platform technologies and any other inventions that are commercially important to the development of our business. We seek to obtain domestic and international patent protection and, in addition to filing and prosecuting patent applications in the United States, we typically file counterpart patent applications in additional countries where we believe such foreign filing is likely to be beneficial, including Europe, Japan, Canada, Australia and China. We continually assess and refine our intellectual property strategy in order to best fortify our position, and file additional patent applications when our intellectual property strategy warrants such filings. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We have entered into exclusive license agreements with various academic and research institutions to obtain the rights to use certain patents for the development and commercialization of our product candidates.

As of March 1, 2019, our intellectual property portfolio is composed of over 200 issued patents and 150 patent applications that we license from academic and research institutions, and over 100 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapeutics, including ProTmune, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to the Programming of Hematopoietic and Immune Cells

As of March 1, 2019, we own 12 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes 70 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2039.

Additionally, we have an exclusive license to an intellectual property portfolio consisting of two families of issued patents and pending patent applications co-owned by the Children’s Medical Center Corporation and The General Hospital Corporation. As of March 1, 2019, we currently have exclusive rights to 50 issued patents or patent applications in the United States and worldwide relating to methods for programming hematopoietic stem cells ex vivo using modulators that up-regulate the prostaglandin signaling pathway or its downstream mediators. These patent rights consist of issued patents (including U.S. Patents 8,168,428 and 8,563,310) claiming methods for the ex vivo programming of hematopoietic stem cells using FT1050, including hematopoietic stem cells obtained from mobilized peripheral blood, cord blood, and bone marrow. Pending patent applications in the United States and foreign jurisdictions are directed to therapeutic compositions of hematopoietic stem cells in which the cells have been modulated by increasing prostaglandin activity, methods of preparing these compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity. Any U.S. patents within this portfolio that have issued or may yet issue will have a statutory expiration date in 2027.

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

We also have licensed exclusive rights to three families of patent applications from the University of Minnesota. This portfolio includes 20 patent applications pending in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any patents that may issue from patent applications pending in this portfolio will expire in 2035 or 2036.

Intellectual Property Relating to iPSC Technology

As of March 1, 2019, we own 10 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any patents issued from these patent applications will expire on dates ranging from 2031 to 2038.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human iPSCs from somatic cells and, as of March 1, 2019, includes 12 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an OCT4 protein. OCT4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any patents that may issue from these pending patent applications will expire on dates ranging from 2024 to 2029.

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

We also have exclusively licensed from The Memorial Sloan-Kettering Cancer Center (MSK) intellectual property covering the production and composition of iPSC-derived T cells and their use in cellular immunotherapy, and have a license from MSK to two patent families covering novel CAR constructs as well as off-the-shelf CAR T cells, including the use of CRISPR and other innovative technologies for their production. Collectively, this portfolio covers compositions of CAR constructs, compositions of T cells and NK cells derived from pluripotent cells which are engineered with CARs, methods of engineering pluripotent cell lines, methods of deriving CAR-T cells from CAR expressing pluripotent stem cells, and methods of using CRISPR for producing off-the-shelf T-cell immunotherapies. Any patents that may issue from patent applications pending in the U.S. and internationally in this portfolio will have expiration dates between 2034 and 2038.

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

The University of Minnesota

In December 2016, we entered into a license agreement with the Regents of the University of Minnesota for rights relating to compositions and methods relating to NK cells, to modifications of cytotoxic receptors naturally expressed on NK cells including the CD16 Fc receptor, and to CARs for expression on NK cells. Under our agreement with the University of Minnesota, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell licensed products in all fields for commercial purposes. The licensed patent rights are described in more detail above under “Intellectual Property Relating to the Programming of Hematopoietic Cells.” The University of Minnesota retains the right to practice the patent rights for research, teaching and educational purposes, including in corporate-sponsored research subject to certain limitations during the initial three years of the license agreement. The University of Minnesota also retains the right to license other academic and non-profit research institutes to practice the patent rights for research, teaching and educational purposes, but not for corporate-sponsored research. Our license is also subject to pre-existing rights of the U.S. government.

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

Memorial Sloan Kettering Cancer Center

In May 2018, we entered into an amended and restated license agreement with Memorial Sloan Kettering Cancer Center. The agreement amends and restates the exclusive license agreement we entered into with Memorial Sloan Kettering Cancer Center in August 2016, under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. Pursuant to the amended and restated license agreement, we continue to hold exclusive rights to the foregoing patents and patent applications, and obtained additional licenses to certain patents and patent applications relating to compositions and methods covering novel CAR constructs as well as off-the-shelf CAR T cells, including the use of CRISPR and other innovative technologies for their production.

Under our amended and restated agreement with Memorial Sloan Kettering Cancer Center, we have royalty-bearing worldwide licenses to make, use and sell licensed products in all fields for human therapeutic uses. The licensed patent rights are described in more detail above under “Intellectual Property Relating to iPSC Technology.” For those patent families where our rights are exclusive, Memorial Sloan Kettering Cancer Center retains the right to practice the patent rights for research, teaching and non-clinical research purposes, and to license other academic and non-profit research institutes to practice the patent rights for research, teaching and non-clinical research purposes. Our licenses are also subject to pre-existing rights of the U.S. government.

Under the terms of the amended and restated agreement, we are required to pay Memorial Sloan Kettering Cancer Center an annual license maintenance fee during the term of the agreement, and are also required to make payments of up to $12.5 million for development, regulatory and commercial milestones achieved with respect to each licensed products. If commercial sales of a licensed product commence, we will also be required to pay royalties at percentage rates up to the high-single digits on net sales of licensed products. Our royalty payments are subject to reduction for any third-party payments required to be made until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, Memorial Sloan Kettering Cancer Center is also entitled to receive a percentage of the sublicensing income received by us. Additionally, in the event a licensed product achieves a specified clinical milestone, Memorial Sloan Kettering Cancer Center is then eligible to receive additional milestone payments, where the amount of such payments owed to Memorial Sloan Kettering Cancer Center are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone.

Under the amended and restated agreement with Memorial Sloan Kettering Cancer Center, we are obligated to use commercially reasonable efforts to develop and make commercially available licensed products. In particular, we are required to conduct activities and commit a minimum amount of funding toward specific development milestones of licensed products on an annual basis.

The agreement will continue until the abandonment of all patent rights or expiration of the last to expire licensed patent. Memorial Sloan Kettering Cancer Center may terminate the agreement if we default in the performance of any of our obligations and fail to cure the default within a specified grace period, if we cease to carry out our business or become bankrupt or insolvent, or if we institute a proceeding to challenge the patent rights. We may terminate the agreement for any reason upon prior written notice to Memorial Sloan Kettering Cancer Center.

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

For the conduct of Phase 1 clinical trials, FATE-NK100 is manufactured at each participating clinical site by a clinical cell processing facility operated by or affiliated with such clinical site. Each clinical cell processing facility is trained and qualified to manufacture FATE-NK100 by our technical staff prior to manufacture of FATE-NK100 for clinical use. We may in the future qualify additional medical center cell therapy facilities, contract with third-party manufacturers, or operate our own facilities for the manufacture of FATE-NK100 for use in clinical trials or for commercial therapeutic use.

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

Off-the-Shelf Cellular Immunotherapies Created from Master Pluripotent Cell Lines

The manufacture of our off-the-shelf cellular immunotherapy product candidates created from iPSCs involves a three-stage process:

•

The first stage is intended to generate a clonal master iPSC line and generally consists of the following steps: (i) obtain appropriately-consented normal human donor cells, such as fibroblasts or hematopoietic cells, and conduct transfusion transmissible disease testing on the donor cells; (ii) induction of pluripotency in the donor cells using a proprietary transgene integration-free and footprint-free method of reprogramming; (iii) genetic engineering, where applicable, of iPSCs; (iv) isolation and selection of a single iPSC, followed by clonal expansion of the single iPSC to produce a clonal master iPSC line for cell product candidate manufacture.

•

The second stage is intended to derive the cell product population of interest and generally consists of the following steps: (i) expansion and differentiation of the clonal master iPSC line to produce CD34+ definitive hematopoietic progenitor cells; and (ii) further expansion and differentiation of these progenitor cells to produce the cell product population of interest.

•

The third stage is intended to derive the final cell product candidate and generally consists of the following steps: (i) washing the cell product population; (ii) formulating the cell product population in an infusion media for intravenous administration of the final cell product candidate; and (iii) cryopreserving individual aliquots of the final cell product candidate and storing these aliquots in single-dose infusion bags.

We are manufacturing our iPSC-derived cell product candidates for use in research and preclinical development, and manufacturing certain elements used to produce clinical supplies of our product candidates.  Currently, we contract with third parties, including medical center cell therapy facilities and contract manufacturing organizations (CMOs), for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates for use in clinical investigation. We expect that we will continue to contract with third parties, including medical center cell therapy facilities and CMOs, for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates.  Additionally, we have initiated build out of our own GMP manufacturing facility, and plan to continue investing in our manufacturing capabilities and technology.  In the future we may manufacture our iPSC-derived cell product candidates for clinical or commercial supply at facilities we own or operate.

As part of our manufacturing process, we endeavor to utilize cGMP grade materials and reagents, if commercially available; however, certain critical materials and reagents are currently qualified for research use only. Additionally, we obtain key components required for the manufacture of our iPSC-derived cell product candidates from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain key components used in the manufacture of our iPSC-derived cell product candidates.

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

Government Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (the FDCA) and the Public Health Service Act (the PHS Act) and related regulations, and drugs under the FDCA and related regulations. Biological products and drugs are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products and drugs. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export of our products. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, suspension or revocation of an approval or license, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

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

•

satisfactory completion of an FDA pre-approval inspection of manufacturing facilities where the product is produced to assess compliance with cGMPs to assure that the facilities, methods and controls are adequate, and, if applicable, the FDA’s current good tissue practices (cGTPs) for the use of human cellular and tissue products to prevent the introduction, transmission or spread of communicable diseases;

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

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA and to the IRB. Information about certain clinical studies must be submitted with specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (the Cures Act), as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective beginning on October 1, 2018 the user fee for an application requiring clinical data, such as a BLA and an NDA, will be $2,588,478 for fiscal year 2019. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs ($309,915 for fiscal year 2019). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the FDA completes its initial review of a BLA or NDA, it will communicate to the sponsor that the biological product will either be approved, or it will issue a complete response letter to communicate that the BLA or NDA will not be approved in its current form. The complete response letter usually describes all of the specific deficiencies in the BLA or NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the applicant in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA or NDA to address all of the deficiencies identified in the letter, or withdraw the application, or request a hearing.

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

Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

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

If a biological product or drug that receives orphan designation is the first such product approved by FDA for the orphan indication, it receives orphan product exclusivity, which for seven years prohibits the FDA from approving another application to market the same product for the same indication. Orphan product exclusivity will not bar approval of another product under certain circumstances, including if the new product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a demonstration that the new product otherwise makes a major contribution to patient care. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different. If a biological product or drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (PREA), as amended, a BLA or NDA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. The FDCA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. By its terms, PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted, unless the FDA issues regulations stating otherwise. Because the FDA has not issued any such regulations, submission of a pediatric assessment is not required for an application to market a product for an orphan-designated indication.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation, intense and dynamic competition and a strong emphasis on proprietary products. While we believe that our technology, scientific knowledge and experience in the field of cellular immunotherapy provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, as well as standard-of-care treatments, new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including combinations thereof, that may become available in the future.

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

We are developing FATE-NK100 and our off-the-shelf NK- and T-cell product candidates, including FT500 and FT516, as cancer immunotherapies. Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. While we believe our focus on NK cells, as well as our use of master pluripotent cell lines to create our product candidates, is highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer, including Adaptimmune Limited, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., bluebird bio, Inc., Celgene Corporation (pending acquisition by Bristol-Myers Squibb Company), Cellectis SA, Celyad SA, CRISPR Therapeutics AG, Gilead Sciences, Inc., Green Cross Corporation, Intrexon Corporation, Juno Therapeutics, Inc. (acquired by Celgene Corporation), Kite Pharma, Inc. (acquired by Gilead Sciences, Inc.), NantKwest, Inc., Novartis AG, Sorrento Therapeutics, Inc. and ZIOPHARM Oncology, Inc.. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Employees

As of December 31, 2018, we employed 104 employees, all of whom are full-time employees, including 57 in research and development, 33 in clinical development and regulatory affairs and 14 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

On October 4, 2013, we completed our initial public offering. As of December 31, 2018, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). As such, we are no longer eligible to take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies.

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

We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates, including ProTmune, FATE-NK100, or FT500. Furthermore, we have not initiated or conducted any clinical trials necessary to support an application for approval to market FT516 or any other product candidates that we may identify. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

•

difficulties in identifying eligible patients for participation in clinical trials of our product candidates, due in part to our focus on the development of certain of our product candidates for the treatment of rare diseases;

•

difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties relating to patients enrolling in studies of therapeutic product candidates sponsored by our competitors;

•	difficulties determining suitable doses of our novel cell product candidates for evaluation in clinical trials;
•

difficulties in obtaining agreement from regulatory authorities on study endpoints, achieving study endpoints, the amount and sufficiency of data, demonstrating efficacy and safety, and completing data analysis in clinical trials for any of our product candidates;

•

difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our product candidates, including FT819 and any other product candidates that we may identify;

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

•

failure, by us, cell processing facilities at our clinical trial sites, or third parties that we contract with, to manufacture certain of our product candidates consistently, and in sufficient quantities, in accordance with our protocol-specified manufacturing requirements and applicable regulatory requirements;

•

our failure, or the failure of investigators, third-party service providers, or clinical trial sites, to ensure the proper and timely conduct of and analysis of data from clinical trials of our product candidates;

•	inability to reach agreement on clinical trial design and parameters with regulatory authorities, investigators and IRBs;
•	failure or delays in obtaining sufficient quantities of suitable raw materials and equipment necessary for the manufacture of any product candidate;
•	the costs of conducting clinical trials or manufacturing of our product candidates being greater than we anticipate or the timelines for these activities being longer than we anticipate;
•	data monitoring committees recommending suspension, termination or a clinical hold for various reasons, including concerns about patient safety;
•

the serious, life-threatening diseases of the patients enrolled in our clinical trials, who may die or suffer adverse medical events during the course of the trials for reasons that may not be related to our product candidates;

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

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and who meet certain criteria, in a timely manner. For example, with respect to the development of ProTmune, there are currently only a limited number of specialized transplant centers that perform hematopoietic stem cell transplants (HSCTs) and among physicians who perform HSCTs, some may not choose to perform these procedures under conditions that fall within our protocols, which would have an adverse effect on our ability to develop ProTmune. In addition, we will be competing with other clinical trials for product candidates being developed by our competitors in the same therapeutic areas, and potential patients who might be eligible for enrollment in one of our clinical trials may instead choose to enroll in a trial being conducted by one of our competitors.

Our ability, and the ability of investigators, to enroll patients in clinical trials that we are conducting or supporting, including in our current Phase 1/2 PROTECT clinical trial of ProTmune, our clinical trial of FT500, and our clinical trials of FATE-NK100, certain of which are investigator-sponsored, is affected by factors including:

•	the ability to identify, solicit and recruit a sufficient number of patients;
•	severity of the disease under investigation;
•	design of the trial protocol;
•	the relatively small size and nature of the patient populations for certain of our clinical trials;
•	eligibility criteria for the trials in question;
•

perceived risks and benefits of the product candidate under study, including any perceived risks associated with iPSC-derived product candidates such as FT500, which we believe is the first ever iPSC-derived cell therapy cleared by the FDA for clinical investigation in the United States;

•	the availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted;
•	the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors for certain of our product candidates, including ProTmune and FATE-NK100;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

We are currently advancing ProTmune, FATE-NK100, and FT500 through clinical development, and conducting preclinical research and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current product candidates in clinical trials and seek to initiate clinical development for additional product candidates.

As of December 31, 2018, our cash and cash equivalents and short-term investments were $201.0 million. We intend to use our cash and cash equivalents to fund the advancement of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, including FT500 and FT516, and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, ProTmune, FATE-NK100, FT500 and FT516, and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our current Phase 1/2 PROTECT clinical trial of ProTmune, the Phase 1 clinical trials of FT500 and of FATE-NK100, certain of which are being conducted under an investigator-sponsored clinical trial agreement with the University of Minnesota, and any additional clinical trials we may initiate, conduct or support for our product candidates, including for FT516 and our other iPSC-derived cell product candidates;

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

•

our ability and the ability of our investigators to initiate and conduct, and the progress, results, size, timing and costs of, clinical trials of our product candidates, including ProTmune, FATE-NK100, FT500, and FT516, that will be necessary to support any application for regulatory approval;

•

our ability to manufacture, or enter into arrangements with third parties for the manufacture of, our product candidates, including ProTmune, FATE-NK100, FT500 and FT516, as well as potential future clinical development candidates, both for clinical development and commercialization, and the timing and costs associated with such manufacture;

•

our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, or other costs we may incur, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•

the cost of manufacturing and commercialization activities and arrangements, including the manufacturing of our product candidates and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Ltd., Juno Therapeutics, Inc., the University of Minnesota, and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

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

Our clinical development of ProTmune, FATE-NK100, and FT500, and the initiation of clinical development of FT516 and our other product candidates, could be substantially delayed if we are required to conduct unanticipated studies, including preclinical studies or clinical trials, or if the FDA imposes other requirements or restrictions including on the manufacture, of our product candidates.

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials of ProTmune, FATE-NK100, or FT500, or initiating and conducting any future clinical trials of ProTmune, FATE-NK100, or FT500, or our other product candidates, including FT516 and our other iPSC-derived cell product candidates. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials of ProTmune, FATE-NK100, FT500, or the initiation of clinical trials for FT516 or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with ProTmune, FATE-NK100, our iPSC-derived cell product candidates, including FT500 and FT516, or any other product candidates we may identify, we may:

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

If our clinical development activities for any of our product candidates are delayed or suspended, or we fail to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations will be harmed.

If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.

All of our product candidates are currently in research or early clinical development, including ProTmune, FATE-NK100, FT500 and FT516, and our other iPSC-derived cell product candidates. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety, purity and potency, or efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval.

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates, including ProTmune, FATE-NK100, FT500, FT516, and our other iPSC-derived cell product candidates, for a variety of reasons, including:

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
•

our inability to secure or maintain relationships with strategic partners that may be necessary for advancement of a product candidate into or through clinical development, regulatory approval and commercialization in any particular indication(s) or geographic territory(ies); or

•

our prioritization of other product candidates for advancement, including a decision to cease research and development of any existing product candidate due to our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more favorable marketing exclusivity, including greater market acceptance or commercial potential, or more advantageous intellectual property position.

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

Our product candidates are cellular therapeutics, and the manufacture of our cell product candidates, particularly our iPSC-derived cell product candidates including FT500 and FT516, is complex and subject to a multitude of risks. These manufacturing risks could substantially increase our costs and limit supply of our product candidates for clinical development, and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

Manufacture of our cell product candidates involves novel manufacturing processes that present significant challenges and are subject to multiple risks. The manufacture of our cell product candidates also requires processing steps that are more complex than those required for most small molecule drugs and other cellular immunotherapies including, for FT500 and FT516 and our other iPSC-derived product candidates, reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics, the cost to manufacture biologics in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, doing so is a difficult and uncertain task.

We may make changes as we continue to develop and refine the manufacturing processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

In addition, the manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. While our product candidates, including ProTmune, FATE-NK100, FT500, and FT516 are currently manufactured by third-party cell processing facilities, including facilities operated by or affiliated with our clinical sites, we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. Any requirements to modify our manufacturing protocols, processes, materials or facilities, and any delays in, or inability to, establish manufacturing operations acceptable to the FDA for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates, including FT500 and FT516, could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

Our inability to manufacture sufficient quantities of our product candidates, or the loss of our third-party contract manufacturers, or our or their failure to supply sufficient quantities of our product candidates at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Developing manufacturing processes to support clinical studies and commercialization requirements is a difficult and uncertain task, and there are risks associated with scaling to the level required for clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability and purity issues, lot consistency, and timely availability of acceptable reagents and raw materials.  If we are unable to scale to the level required for the conduct of clinical trials or commercialization, we may not be able to produce our product candidates in a sufficient quantity to meet demand.

While certain elements required for the production of our product candidates are currently manufactured internally at our facilities, we rely, and expect to continue to rely, on third parties to manufacture our product candidates for use in conducting clinical trials. As such, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including clinical cell processing facilities operated by our clinical trial sites, and larger-scale facilities operated by either a CMO, or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage for manufacturing our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. The inability to manufacture comparable drug product by us or our CMO could delay the continued development of our product candidates.

As we leverage third parties for the manufacture of our product candidates, we also intend to manufacture our product candidates ourselves, including some or all of the clinical supply of FT500 and FT516 for our ongoing and planned clinical trials.  To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture our own product candidates for the conduct of our clinical trials or commercialization. Accordingly, we will be required to make significant investments to establish GMP manufacturing capabilities and facilities, and our efforts to scale our own manufacturing operations may not succeed. For example, we may encounter problems with shortages of qualified personnel, raw materials or key contractors. Further, delays in commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities could delay our development plans, including the conduct of our clinical trials, and thereby limit our opportunities for growth.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with manufacturing operations, even minor deviations from the normal protocols, processes or materials, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs. Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize ProTmune, FATE-NK100, FT500, FT516 or our other product candidates, which would adversely affect our business, financial condition and results of operations.

We study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients treated with ProTmune,FATE-NK100, or FT500 in our ongoing clinical trials, including investigator-sponsored trials of our product candidates, as well as patients who may undergo treatment with FT516 and other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing ProTmune, FATE-NK100, FT500, or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune, FATE-NK100, FT500, FT516, or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

Because our product candidates are based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our product candidates.

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the early clinical or preclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, particularly FT500 and FT516, and any other iPSC-derived cell product candidates we develop, as required by the FDA and other regulatory authorities for ongoing clinical development and product approval.

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

Preliminary data and interim results we disclose, and results from earlier studies, may not be predictive of the final results, or of later studies or future clinical trials.

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Although we may from time to time disclose results from preclinical testing or preliminary data or interim results from our clinical studies of our product candidates, such results from preclinical testing, process development and manufacturing activities, and earlier clinical studies, including clinical studies with similar product candidates, are not necessarily predictive of future results, including clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, the data reported from the Phase 1 stage of PROTECT as of the November 26, 2018 data cut-off date may not continue for these subjects or be repeated or observed in ongoing or future studies involving ProTmune, including in the Phase 2 stage of the PROTECT study. It is possible that subjects for whom events of acute GvHD have been reduced or eliminated may experience acute GvHD in the future, as there is limited data concerning long-term safety and efficacy following treatment with ProTmune. Accordingly, ProTmune may not demonstrate in the Phase 2 stage of PROTECT, or in subsequent trials, an adequate safety or efficacy profile to support further development or commercialization.

The results of our current and future clinical trials may differ from results achieved in earlier preclinical and clinical studies for a variety of reasons, including:

•	we may not demonstrate the potency and efficacy benefits observed in previous studies;
•

our efforts to improve, standardize and automate the manufacture of our product candidates, including ProTmune, FATE-NK100, FT500 and FT516, and any resulting deviations in the manufacture of our product candidates, may adversely affect the safety, purity, potency or efficacy of such product candidates;

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

Reliance on third parties for manufacture of our product candidates entails certain risks, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial resources to meet its obligations, the possibility that the third party fails to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination of our manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. Any failure by third parties that are manufacturing our product candidates to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

In addition, during the term of our research activities under the agreement, we have agreed to collaborate exclusively with Juno on the research and development of small molecule modulators with respect to T cells (other than T cells derived from iPSCs) that have been genetically engineered to express CARs or T-cell receptors against certain targets designated by Juno. Furthermore, during the term of the agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities using small molecule modulators to program T-cell therapies that have been genetically engineered to express CARs or T-cell receptors directed against certain targets selected by Juno, unless such T cells are derived from iPSCs. These restrictions may prevent us from exploiting our small molecule modulators or impair our ability to pursue research, development and commercialization opportunities that we would otherwise deem to be beneficial to our business.

In March 2018, Juno was acquired by Celgene Corporation (Celgene). This acquisition did not affect the terms of our agreement with Juno Agreement. On January 3, 2019, Celgene announced that it had entered into a definitive merger agreement with Bristol-Myers Squibb Company (BMS), under which BMS will acquire Celgene. The acquisition of Juno by Celgene, and the acquisition of Celgene by BMS, may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration agreement with Juno.

Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components.

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of our product candidates, including ProTmune, FATE-NK100, FT500, and FT516 from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates, including ProTmune, FATE-NK100, FT500, and FT516. Additionally, any such change or modification may adversely affect the safety, efficacy or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

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

Certain rights to our key technologies and product candidates, including intellectual property relating to ProTmune, FATE-NK100, and our iPSC technology are licensed from third parties. As a licensee of third-party intellectual property, we rely on our licensors to file and prosecute patent applications and maintain patents, and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our licensed patents, patent applications and other intellectual property rights, and we cannot be certain that such activities will result in valid and enforceable patents and other intellectual property rights. Additionally, our licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and we cannot be certain that our licensors will allocate sufficient resources or prioritize enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

We cannot guarantee that the manufacture, use or marketing of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, including FT500 and FT516, or any other product candidates that we develop, or the use of our cell programming technology, will not infringe third-party patents. There may be third-party patents or patent applications with claims to materials, cell compositions, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of the manufacture of any of our product candidates, any compositions formed during the manufacture, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all.

If a patent infringement suit were brought against us, we may be forced to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party’s intellectual property rights, unless that third-party grants us rights to use its intellectual property. If we are unable to obtain a license or develop or obtain non-infringing technology, or if we fail to defend an infringement action successfully, or if we are found to have infringed a valid patent, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates, any of which could harm our business significantly.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed alleged trade secrets.

In conducting our business operations, we have obtained confidential and proprietary information from third parties.  In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we could lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators, or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor.  If we fail in defending any such claims, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property.  We may also be subject to monetary damages, and any of these outcomes could have a material adverse impact on our business.

Proprietary information and invention assignment agreements with our employees and third parties may not prevent unauthorized disclosure of our trade secrets and other proprietary information.

In addition to the protection afforded by patents, we also rely upon unpatented trade secrets and improvements, proprietary know-how, and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with our collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and some, but not all, of our collaborators and consultants. Trade secrets, however, may be difficult to protect, and if our employees, collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known or independently discovered by our competitors, which would adversely affect our business position.

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

The term of our patents may not be sufficient to effectively protect our market position and products.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if we obtain patents covering our product candidates, once the patent life has expired for a product, we may be open to competition from other products.  If the lives of our patents are not sufficient to effectively protect our products and business, our business and results of operations will be adversely affected.

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

We expect to face uncertainty regarding the pricing of our product candidates, including ProTmune, FATE-NK100, FT500, and FT516, and any other product candidates that we may develop. If pricing policies for our product candidates are unfavorable, our commercial success will be impaired.

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

Since January 2017, the Trump administration has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate” has been eliminated effective January 1, 2019.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well.  The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical and biologics pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals aimed at improving the availability, competitiveness, and adoption of biosimilars as affordable alternatives to branded biologics.  Under the plan, the FDA is directed to issue guidance to address certain practices that aim to delay or block generic competition, while also issuing new policies to bring more biosimilars to market as alternatives to brand-name biologics.   More recently, the Trump administration announced a complex proposal to reduce Medicare spending by substantially reducing the price of physician-administered drugs, including biologics such as cellular therapeutics, under Medicare Part B.  Under this proposal, pharmacy-benefit managers would have an increased role in managing drugs and pricing in the Part B program, and the price paid by Medicare for drugs under Part B would be linked to the prices paid for such drugs in other industrialized countries as reflected in an International Pricing Index, and in most cases these prices are lower than in the U.S. However, if the International Pricing Index model were adopted as proposed, it would not take effect until 2020 at the earliest and would phase in over five years, and it is therefore difficult to predict the impact it will have on our business. The proposal also includes a new payment model for reimbursing physicians for administering drugs under Part B, and the consequences of this payment model on the prescribing practices of physicians are uncertain. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Risks Related to Our Business and Industry

The success of our product candidates, including ProTmune, FATE-NK100, FT500, and FT516, is substantially dependent on developments within the field of HSCT and cellular immunotherapy, some of which are beyond our control.

Our product candidates, including ProTmune, FATE-NK100, FT500, and FT516, are designed and are being developed as therapeutic entities for use as cellular immunotherapies. Any adverse developments in the field of cellular immunotherapy generally, and in the practice of HSCT in particular, will negatively affect our ability to develop and commercialize our product candidates. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the need for patients to undergo HSCT procedures is obviated due to the development and commercialization of therapeutics targeting the underlying cause of diseases addressed by HSCT, our business prospects will be significantly harmed.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2018, we had an accumulated deficit of $285.4 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, including for ProTmune, FATE-NK100, FT500 and FT516, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of March 2, 2019, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 46.6% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 7 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 7 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 55.9%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock, and might affect the market price of our common stock.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. In addition, pursuant to a shelf registration statement declared effective by the SEC in May 2018, we may sell up to $6.2 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units after giving effect to our September 2018 public offering, and pursuant to a shelf registration statement declared effective by the SEC in August 2017, we may sell up to a remaining $54.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units. The August 2017 registration statement also provides for the resale by Juno of up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Further, in November 2018 we filed a Form S-3 pursuant to which we may issue up to $50.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, we are party to an amended and restated loan and security agreement, as amended, with SVB, which imposes restrictive covenants on our operations. Any future debt financings may impose additional restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

As of December 31, 2018, we had federal and California net operating loss carryforwards of $136.8 million and $137.5 million, respectively, which begin to expire in various amounts in 2027. As of December 31, 2018, we also had federal and California research and development tax credit carryforwards of $8.2 million and $5.4 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2018. We have not analyzed periods subsequent to December 2018. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the Tax Act the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Facilities

As of December 31, 2018, we occupied approximately 48,000 square feet of office and laboratory space in San Diego, California under a non-cancelable operating lease through December 2028. During January 2019, we began to occupy an additional 24,000 square feet of office and laboratory space in the same building as our existing space under the same non-cancelable operating lease. We believe that our facilities are adequate for our current needs.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ticker symbol is “FATE”, as traded and reported by The NASDAQ Global Market.

Holders of Common Stock

As of March 1, 2019, there were approximately 41 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on an indexed basis of a $100 investment in the Company’s common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index commencing on October 1, 2013 (the date our common stock began trading on the NASDAQ Global Market) and continuing through December 31, 2018. The past performance of our common stock is no indication of future performance.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2018.

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended and as of December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data (in thousands, except share and per share data):
Revenue:
Collaboration revenue	$4,740	$4,106	$4,402	$2,431	$—
Operating expenses:
Research and development	56,024	34,358	26,452	19,861	16,435
General and administrative	15,808	11,873	9,913	10,352	8,469
Total operating expenses	71,832	46,231	36,365	30,213	24,904
Loss from operations	(67,092)	(42,125)	(31,963)	(27,782)	(24,904)
Total other income (expense), net	494	(827)	(1,499)	(2,210)	(979)
Net loss	(66,598)	(42,952)	(33,462)	(29,992)	(25,883)
Other comprehensive income (loss)	1	(2)	(1)	—	—
Comprehensive loss	$(66,597)	$(42,954)	$(33,463)	$(29,992)	$(25,883)
Net loss per common share, basic and diluted	$(1.19)	$(1.02)	$(1.05)	$(1.18)	$(1.27)
Weighted-average common shares used to compute basic and diluted net loss per share	56,195,650	41,982,167	31,754,140	25,484,262	20,451,840
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$190,514	$88,952	$88,609	$64,809	$49,101
Short-term investments and related maturity receivables	10,493	11,997	3,503	—	—
Working capital	177,933	91,547	78,136	52,211	45,291
Total assets	213,032	105,292	95,048	67,958	51,183
Long-term debt, current portion	2,438	—	8,187	7,550	1,535
Long-term debt, net of current portion	12,446	14,808	2,501	10,688	18,073
Deferred revenue, current portion	7,588	2,105	2,105	2,401	—
Deferred revenue, non-current portion	7,500	724	2,829	4,934	—
Convertible preferred stock	36,289	36,289	36,289	—	—
Accumulated deficit	(285,396)	(218,798)	(175,846)	(142,384)	(112,392)
Total stockholders’ equity	$160,469	$77,189	$73,154	$38,038	$28,340

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

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of healthy donor cells ex vivo before our product candidates are administered to a patient. In other cases, we use human iPSCs to generate a clonal master iPSC line having preferred biological properties, and direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients. Utilizing these therapeutic approaches, we program cells of the blood and immune system, including natural killer (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies in the therapeutic areas of immuno-oncology and immuno-regulation.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our clinical trial of ProTmune under our own Investigational New Drug application;
•	conduct our clinical trials of FATE-NK100, including under investigator-sponsored clinical trial agreements with the University of Minnesota and under our own IND application;
•	conduct our clinical trials of FT500 and FT516 under our own IND applications;
•

conduct GMP manufacture, process development and technology transfer activities for the production of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

•	source clinical supplies and materials used to manufacture our product candidates;
•	conduct preclinical research, process development, manufacturing and development activities to support the clinical translation of our first-in-class product candidates derived from master iPSC lines;
•	conduct clinical trials of our product candidates;
•	build-out our own GMP manufacturing capabilities;

•	continue our research and development activities, including under our collaboration agreement with Ono;
•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	hire additional clinical, manufacturing, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

In February 2019, Fate Therapeutics B.V. (Fate B.V.), a wholly owned subsidiary of Fate Therapeutics, Inc. was incorporated in the Netherlands. The operations have Fate B.V. have not been material to date.

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates. Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and preclinical development under a joint development plan, which fees are estimated to be $20.0 million in aggregate (of which $5.0 million was received in October 2018).

We concluded that Ono represented a customer and in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. In addition, we identified our performance obligations under the Ono Agreement, including our grant of a license to Ono to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

During the year ended December 31, 2018, we recognized $0.6 million of collaboration revenue under the Ono Agreement. As of December 31, 2018, aggregate deferred revenue related to the Ono Agreement was $14.4 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Juno Agreement, we received an upfront, non-refundable and non-creditable payment of $5.0 million and Juno purchased 1,000,000 shares of our common stock at $8.00 per share for an aggregate purchase price of $8.0 million. Additionally, we have received, and are entitled to receive, minimum annual research payments of $2.0 million for the conduct of research services during the initial four-year term of the Juno Agreement.

We determined that the common stock purchase by Juno represented a premium of $3.40 per share, or $3.4 million in aggregate (Equity Premium), and the remaining $4.6 million was recorded as issuance of common stock in shareholders’ equity.

In accordance with ASC 606, we determined that the transaction price under the Juno Agreement equals $16.4 million, consisting of the upfront, non-refundable and non-creditable payment of $5.0 million, the $3.4 million Equity Premium and $8.0 million of estimated payments for the conduct of research services during the initial four-year term. In addition, we identified our performance obligations under the Juno Agreement, including our grant of an exclusive worldwide license to certain of our intellectual property subject to certain conditions, our conduct of research services and our participation in a joint research committee. We determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred ratably over the expected term of conduct of the research services, which is four years.

In connection with the Juno Agreement, we have recognized $4.1 million and $4.1 million, respectively, during the years ended December 31, 2018 and 2017, as collaboration revenue in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2018, aggregate deferred revenue related to the Juno Agreement was $0.7 million.

Research and Development Expenses

Research and development expenses consist of costs associated with the research, preclinical development, manufacture and clinical development of our product candidates, the research and development of our cell programming technology including our iPSC product platform, and the performance of research and development activities under our collaboration agreements. These costs are expensed as incurred and include:

•	salaries and employee-related costs, including stock-based compensation;
•	costs incurred under clinical trial agreements with investigative sites;
•	costs to acquire, develop and manufacture preclinical study and clinical trial materials, including our product candidates;
•

costs associated with conducting our preclinical, process development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;

•	costs incurred under our collaboration agreements;
•	costs for research, laboratory and manufacturing materials and supplies;
•	costs incurred to license and maintain intellectual property; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development of our product candidates, research and develop our cell programming technology including our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono, University of Minnesota and Memorial Sloan Kettering. Our current planned research and development activities over the next twelve months consist primarily of the following:

•	conducting clinical trials of our product candidates;
•

conducting GMP manufacture, process development and technology transfer activities for the production of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

•	source clinical supplies and materials used to manufacture our product candidates;
•

conducting preclinical research, process development, manufacturing and clinical translation activities to investigate the therapeutic potential of our immuno-oncology product candidates, and initiating and conducting first-in-human clinical trials of such product candidates;

•	conducting preclinical research and process development activities to investigate the therapeutic potential of our immuno-regulatory product candidates; and
•

performing research, preclinical development, process development, manufacturing and clinical translation activities under our sponsored research and collaboration agreements, including our agreements with Ono, University of Minnesota and Memorial Sloan Kettering.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates, including ProTmune, FATE-NK100, FT500, FT516 and our other product candidates derived from clonal master iPSC lines. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We recognize revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration we are entitled to receive in exchange for such product or service. In doing so, we follow a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. We consider the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. We apply the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

A customer is a party that has entered into a contract with us, where the purpose of the contract is to obtain a product or a service that is an output of our ordinary activities in exchange for consideration. To be considered a contract, (i) the contract must be approved (in writing, orally, or in accordance with other customary business practices), (ii) each party’s rights regarding the product or the service to be transferred can be identified, (iii) the payment terms for the product or the service to be transferred can be identified, (iv) the contract must have commercial substance (that is, the risk, timing or amount of future cash flows is expected to change as a result of the contract), and (v) it is probable that we will collect substantially all of the consideration to which we are entitled to receive in exchange for the transfer of the product or the service.

A performance obligation is defined as a promise to transfer a product or a service to a customer. We identify each promise to transfer a product or a service (or a bundle of products or services, or a series of products and services that are substantially the same and have the same pattern of transfer) that is distinct. A product or a service is distinct if both (i) the customer can benefit from the product or the service either on its own or together with other resources that are readily available to the customer and (ii) our promise to transfer the product or the service to the customer is separately identifiable from other promises in the contract. Each distinct promise to transfer a product or a service is a unit of accounting for revenue recognition. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation.

The transaction price is the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, we consider the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. If a significant financing component exists, the transaction price is adjusted for the time value of money. If an element of variability exists, we must estimate the consideration we expect to receive and use that amount as the basis for recognizing revenue as the product or the service is transferred to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts.

If a contract has multiple performance obligations, we allocate the transaction price to each distinct performance obligation in an amount that reflects the consideration we are entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) we transfer control of the product or the service applicable to such performance obligation. To date, for collaboration arrangements that represent a single performance obligation, the revenues are recognized over time based on costs incurred compared to total estimated costs.

In those instances where we first receive consideration in advance of satisfying its performance obligation, we classify such consideration as deferred revenue until (or as) we satisfy such performance obligation. In those instances where we first satisfy our performance obligation prior to our receipt of consideration, the consideration is recorded as accounts receivable.

We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial.

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

We base our accrued expenses related to clinical trials on our estimates of the services performed and efforts expended pursuant to our contractual arrangements, including those with clinical research organizations. The financial terms of these agreements are sometimes subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our service providers will exceed the level of services performed and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly.

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

We generally estimate the fair value of our stock option awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield. Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. Treasury securities. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Total stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016, was $6.3 million, $3.6 million, and $3.2 million, respectively. Expense related to unvested employee stock option grants not yet recognized as of December 31, 2018 was approximately $15.9 million and the weighted-average period over which these grants are expected to vest is 3.1 years. As of December 31, 2018, the unrecognized compensation cost related to outstanding restricted stock units was $0.4 million, which is expected to be recognized as expense over approximately 0.8 years.

Other Company Information

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As of December 31, 2018, we no longer qualify as an emerging growth company.

Subject to certain conditions set forth in the JOBS Act, as we are no longer an “emerging growth company,” we are subject to certain additional requirements, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 1 of the Notes to the Consolidated Financial Statements.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,		Increase/
	2018	2017	(Decrease)
	(in thousands)
Collaboration revenue	$4,740	$4,106	$634
Research and development expenses	56,024	34,358	21,666
General and administrative expenses	15,808	11,873	3,935
Total other (income) expense, net	(494)	827	(1,321)

Revenue.  During the years ended December 31, 2018 and 2017, we recognized revenue of $4.7 million and $4.1 million, respectively, under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $56.0 million for the year ended December 31, 2018, compared to $34.4 million for the year ended December 31, 2017. The increase in research and development expenses includes the following changes:

•

$7.8 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•

$6.7 million increase in licensing expenses primarily associated with entering into the Amended MSK License with Memorial Sloan Kettering Cancer Center in May 2018 and entering into the Gladstone License in September 2018;

•	$4.3 million increase in employee compensation and benefits expense, including employee-stock based compensation expense;
•	$2.5 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and our manufacturing and research activities.

General and administrative expenses.  General and administrative expenses were $15.8 million for the year ended December 31, 2018, compared to $11.9 million for the year ended December 31, 2017. The increase in general and administrative expenses includes the following changes:

•	$2.2 million increase in employee compensation and benefits expense, including employee stock-based compensation expense; and
•	$0.8 million increase in advisory expenses primarily relating to legal, accounting and intellectual property-related services.
•	$0.5 million increase in third-party professional consultant expenses primarily relating to market research, business development and recruiting activities.

Other (income) expense, net.  Other (income) expense, net, was $(0.5) million and $0.8 million for the years ended December 31, 2018 and 2017, respectively. Other (income) expense, net for each period consisted primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums) and interest expense relating to our term loans with Silicon Valley Bank. The year ended December 31, 2017 also included a $0.1 million loss on debt extinguishment related to the amendment of our loan agreement with Silicon Valley Bank.

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

Revenue.  During the years ended December 31, 2017 and 2016, we recognized revenue of $4.1 million and $4.4 million, respectively, under the Juno Agreement.

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

•	$1.7 million increase in employee compensation and benefits expense, including employee-stock based compensation expense;
•	$1.4 million increase in facility rent expense due to an office and lab space expansion in January 2017; and
•	$0.5 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and our manufacturing and research activities.

General and administrative expenses.  General and administrative expenses were $11.9 million for the year ended December 31, 2017, compared to $9.9 million for the year ended December 31, 2016. The increase in general and administrative expenses includes the following changes:

•	$1.2 million increase in intellectual property-related expenses;
•	$0.3 million increase in third-party professional consultant expenses; and
•	$0.2 million increase in facility rent expense due to an office and lab space expansion in January 2017.

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2018, we had an accumulated deficit of $285.4 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(38,650)	$(36,817)	$(29,823)
Net cash used in investing activities	(463)	(10,196)	(4,114)
Net cash provided by financing activities	140,780	47,356	57,737
Net increase in cash, cash equivalents and restricted cash	$101,667	$343	$23,800

Operating Activities

Cash used in operating activities increased from $36.8 million for the year ended December 31, 2017 to $38.7 million for the year ended December 31, 2018. The primary driver of this change in cash used in operating activities was our increase in net loss from 2017 to 2018, partially offset by an increase of $14.4 million in deferred revenue resulting primarily from entering into our collaboration agreement with Ono and a one-time, non-cash expense of $6.1 million incurred from the issuance of common stock to Memorial Sloan Kettering Cancer Center and Gladstone in connection with those license agreements.

Cash used in operating activities increased from $29.8 million for the year ended December 31, 2016 to $36.8 million for the year ended December 31, 2017. The primary driver of this change in cash used in operating activities was our increase in net loss from 2016 to 2017, partially offset by an increase of $1.0 million in deferred rent resulting from the office and lab expansion in January 2017 and an increase of $1.0 million in accounts payable and accrued expenses.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement with Ono for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (each a Candidate and collectively the Candidates). Under the terms of the Ono Agreement, Ono paid to us an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono pays us annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. Further, under the terms of the Ono Agreement, Ono has agreed to pay us up to an additional $40.0 million, subject to the achievement of a preclinical milestone and the exercise by Ono of its options to obtain exclusive licenses to develop and commercialize the Candidates. Such fees are in addition to the upfront payment and research and development fees.

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of December 31, 2018, we have not received any such milestone payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of December 31, 2018, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of ours. The $2.0 million sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of December 31, 2018, $1.0 million of such consideration has been paid, while the remaining $1.0 million remains in account payable.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Pursuant to the terms of the Juno Agreement, Juno paid us an upfront, non-refundable and non-creditable payment of $5.0 million, and purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million. Additionally, Juno agreed to fund all of our collaboration research activities for an initial four-year research term beginning on the effective date of the Juno Agreement, with minimum annual research payments of $2.0 million to us. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of a one-time, non-refundable extension fee of $3.0 million and the continued funding of our activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to us during the two-year extension period. As of December 31, 2018, we have received a total of $6.8 million of such research payments. We received a $0.5 million research payment during January 2019.

We are eligible under the Juno Agreement to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno. Additionally, in connection with each Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million, in the aggregate, per therapy upon the achievement of various clinical, regulatory and commercial milestones. Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates our small molecule modulators, Juno has agreed to pay us additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones. As of December 31, 2018, we have not received any selection fees or milestone payments.

Beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates our small molecule modulators, and continuing until the later of i) the expiration of the last valid patent claim, ii) ten years after such first commercial sale, or iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay us royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates our small molecule modulators. As of December 31, 2018, no royalties have been paid to us.

In March 2018, Juno was acquired by Celgene Corporation (Celgene). This acquisition did not affect the terms of our agreement with Juno Agreement. On January 3, 2019, Celgene announced that it had entered into a definitive merger agreement with Bristol-Myers Squibb Company (BMS), under which BMS will acquire Celgene.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into an Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (MSK). The agreement amends and restates the license agreement entered into between us and MSK on August 19, 2016. In consideration for the additional rights granted under the May 2018 agreement, we issued 500,000 shares of our common stock to MSK, which shares were valued at $4.8 million on the date of agreement. We also paid an upfront cash fee of $0.5 million, and we are obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones and royalty payments to MSK on net sales of licensed products. We are also obligated to pay MSK a percentage of certain sublicense income received by us. Furthermore, in the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive additional milestone payments, where the amount of such payments owed to MSK are contingent upon certain increases in the price of the Company’s common stock following the date of achievement of such clinical milestone.

J. David Gladstone Institutes License Agreement

On September 11, 2018, we entered into an exclusive license agreement with the J. David Gladstone Institutes (Gladstone). Pursuant to the Gladstone license agreement, we issued 100,000 shares of our common stock to Gladstone, which shares were valued at $1.3 million on the date of the agreement. We also paid an upfront cash fee of $0.1 million, and we are obligated to pay milestone payments in an aggregate amount of up to approximately $1.9 million upon the achievement of specified clinical, regulatory and commercial milestones and as well as royalties to Gladstone in the low single digits on net sales of licensed products. We are also obligated to pay Gladstone a tiered percentage in the low to mid-single digits of certain sublicense income received by us.

Investing Activities

During the years ended December 31, 2018, 2017 and 2016, investing activities used cash of $0.5 million, $10.2 million and $4.1 million, respectively.  During the year ended December 31, 2018 we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $57.5 million in maturities of these short-term investments. During the year ended December 31, 2017, we purchased $40.0 million in U.S. Treasuries as short-term investments, offset by $31.5 million in maturities of these short-term investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $140.8 million for the year ended December 31, 2018, which primarily consisted of the $134.9 million of net proceeds from our September 2018 public offering of common stock and $3.5 million of proceeds from the California Institute for Regenerative Medicine (CIRM) award.

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

From our inception through December 31, 2018 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2018, we had aggregate cash and cash equivalents and short-term investments of $201.0 million.

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

In December 2017, we completed a public offering of common stock in which investors purchased 10,953,750 shares of our common stock at a price of $4.20 per share under a shelf registration statement. Gross proceeds from the offering were $46.0 million. After giving effect to an estimated $3.0 million of costs related to the offering (of which $0.3 million was paid during 2018), net proceeds were $43.0 million.

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with CIRM pursuant to which CIRM awarded us up to $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award, which was estimated to be from April 1, 2018 to June 30, 2019 (the Project Period). In December 2018, we discussed with CIRM our intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and our preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors.  In January 2019, we submitted our IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019.  We agreed with CIRM to suspend the Award until such time as we elect to proceed with our submission of an IND application for FT516 in advanced solid tumors.  At the time of suspension, an additional $0.5 million was available for funding under the Award.

The Award is subject to certain co-funding requirements by us. Following the conclusion of the Project Period, we, in our sole discretion, have the option to treat the Award either as a loan or as a grant. In the event we elect to treat the Award as a loan, we will be obligated to repay i) 60%, ii) 80%, iii) 100% or iv) 100% plus interest at 7% plus LIBOR, of the total Award to CIRM, where such repayment rate is dependent upon the phase of clinical development of FT516 at the time of our election. If we do not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant and we will be obligated to pay to CIRM a royalty on commercial sales of FT516 until such royalty payments equal nine times the total amount awarded to us under the Award.

Private Placements of Common and Convertible Preferred Stock

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

The 2017 Term Loan matures on January 1, 2022 (Term Loan Maturity Date). The 2017 Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. From August 1, 2017 through January 1, 2019 (Interest-only Period), the Company was required to make monthly payments of interest only. In January 2019, after achievement of a product development milestone, the Company elected to extend the Interest-only Period from January 1, 2019 through and including to July 1, 2019. The Company is required to repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5% final payment fee.

Subject to certain conditions, including the payment of a prepayment fee in the amount 1% of the principal amount of the Term Loan for any prepayment made before July 14, 2019, the Company may voluntarily prepay all, but not less than all, of the 2017 Term Loan.

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. All such warrants have been exercised as of December 31, 2018.

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

Registration Statements on Form S-3

In November 2018, we filed an automatic shelf registration statement (File No. 333-228513), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the automatic shelf registration statement would be established at the time of such offering. Additionally, we entered into a sales agreement with Leerink Partners LLC (Leerink) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Leerink as its sales agent.

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of December 31, 2018, after giving effect to our September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of December 31, 2018, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under the shelf registration statement.  In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described below.

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

We believe our existing cash and cash equivalents and short-term investments as of December 31, 2018 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Our forecast of the period of time through which our existing cash and cash equivalents and short-term investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, timing, progress, size, duration, costs and results of our clinical trials and preclinical studies for our product candidates;
•	the number and the nature of product candidates that we pursue;
•	the cost of manufacturing and process development of our product candidates, including the cost of supplies and materials to support these activities;
•	the time, cost and outcome of seeking and obtaining regulatory approvals;
•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;
•	the extent to which milestones are achieved under our collaboration agreements with Juno and Ono, and the time to achievement of such milestones and our receipt of any associated milestone payments;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the expansion of our research and development activities, including our need and ability to hire additional employees and procure additional equipment, materials and supplies;
•	the establishment and continuation of collaborations and strategic alliances;
•	the timing and terms of future in-licensing and out-licensing transactions; and
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval.

If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 that are expected to affect our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Long-term debt (including interest and fees)	$18,480	$3,720	$13,131	$1,629	$—
Operating lease obligations	41,221	3,019	7,634	8,098	22,470
Total	$59,701	$6,739	$20,765	$9,727	$22,470

Our long-term debt bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. The amounts in the table above assume payment at our current interest rate of 8.25%, which is subject to change. The amounts in the above table also reflect the actual Interest-only Period through July 31, 2019.

We lease certain office and laboratory space under a non-cancelable operating lease. In May 2018, we amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. In addition to rent, the lease is subject to certain fixed amenities fees. The above table includes all such fixed fees. The lease is subject to additional variable charges for common area maintenance and other costs. We maintain the right to terminate the lease after October 2025, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million. See Note 6 of the Consolidated Financial Statements for further details.

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

We have obligations under various license agreements to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing for product approval with the FDA or other regulatory agencies, product approval by the FDA or other regulatory agencies, product launch or product sales) or on the sublicense of our rights to another party. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these events is not fixed and determinable. Certain milestones are in advance of receipt of revenue from the sale of products and, therefore, we may require additional debt or equity capital to make such payments. These commitments include:

•

Under a license agreement with Children’s Medical Center Corporation pursuant to which we license certain patents relating to our ex vivo cell programming approach and our programmed hematopoietic cell therapies, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $5.0 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low- to mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

•

Under a license agreement with the Whitehead Institute for Biomedical Research, pursuant to which we license certain patents relating to our iPSC product platform, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $2.3 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

•

Under license agreements with The Scripps Research Institute (TSRI), pursuant to which we license certain patents relating to our iPSC product platform, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make are $1.8 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low- to mid-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

•

Under a license agreement with the Regents of the University of Minnesota, pursuant to which we license certain patents relating to compositions and uses of NK cells and to compositions of engineered receptors and immune cells expressing such receptors, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $4.6 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

•

Under a license agreement with Memorial Sloan Kettering Cancer Center, pursuant to which we license certain patents relating to compositions and uses of T cells derived from iPSCs, CARs and genetic modifications using CRISPR, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $12.5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property up to the high-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low- to mid-single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income. Additionally, in the event a licensed product achieves a specified clinical milestone, Memorial Sloan Kettering Cancer Center is then eligible to receive additional milestone payments, where the amount of such payments owed to Memorial Sloan Kettering Cancer Center are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone.

We enter into contracts in the normal course of business, including with clinical sites and professional service providers for the conduct of clinical trials, contract manufacturers for the production of our product candidates, contract research service providers for preclinical research studies, professional consultants for expert advice and vendors for the sourcing of clinical and laboratory supplies and materials. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities up to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

San Diego, California

March 5, 2019

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$190,514	$88,952
Accounts receivable	500	—
Short-term investments and related maturity receivables	10,493	11,997
Prepaid expenses and other current assets	3,689	1,647
Total current assets	205,196	102,596
Property and equipment, net	5,125	2,550
Restricted cash	227	122
Collaboration contract asset	1,958	—
Other assets	526	24
Total assets	$213,032	$105,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,205	$1,678
Accrued expenses	10,926	7,254
Current portion of CIRM award liability	2,106	—
Current portion of deferred rent	—	12
Current portion of deferred revenue	7,588	2,105
Long–term debt, current portion	2,438	—
Total current liabilities	27,263	11,049
Deferred rent	3,401	1,347
Deferred revenue	7,500	724
Accrued expenses	549	175
CIRM award liability, net of current portion	1,404	—
Long–term debt, net of current portion	12,446	14,808
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2018 and December 31, 2017; 2,819,549 Class A convertible preferred shares issued and outstanding at December 31, 2018 and December 31, 2017	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at December 31, 2018 and December 31, 2017; issued and outstanding—64,693,681 at December 31, 2018 and 52,648,601 at December 31, 2017	65	53
Additional paid–in capital	445,799	295,934
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(285,396)	(218,798)
Total stockholders’ equity	160,469	77,189
Total liabilities and stockholders’ equity	$213,032	$105,292

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2018	2017	2016
Collaboration revenue	$4,740	$4,106	$4,402
Operating expenses:
Research and development	56,024	34,358	26,452
General and administrative	15,808	11,873	9,913
Total operating expenses	71,832	46,231	36,365
Loss from operations	(67,092)	(42,125)	(31,963)
Other income (expense):
Interest income	2,190	559	138
Interest expense	(1,696)	(1,268)	(1,637)
Loss on extinguishment of debt	—	(118)	—
Total other income (expense), net	494	(827)	(1,499)
Net loss	$(66,598)	$(42,952)	$(33,462)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1	(2)	(1)
Comprehensive loss	$(66,597)	$(42,954)	$(33,463)
Net loss per common share, basic and diluted	$(1.19)	$(1.02)	$(1.05)
Weighted–average common shares used to compute basic and diluted net loss per share	56,195,650	41,982,167	31,754,140

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	—	$—	28,716,570	$29	$180,393	$—	$(142,384)	$38,038
Exercise of stock options, net of issuance costs	—	—	136,368	—	187	—	—	187
Repurchase liability for unvested equity awards	—	—	—	—	1	—	—	1
Stock–based compensation	—	—	—	—	3,184	—	—	3,184
Private placement issuances of common stock, net of offering costs	—	—	12,486,837	12	28,785	—	—	28,797
Private placement issuance of Series A convertible preferred stock, net of offering costs	2,819,549	3	—	—	36,286	—	—	36,289
Senior executive incentive bonuses paid in common stock	—	—	46,731	—	121	—	—	121
Unrealized loss on short-term investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(33,462)	(33,462)
Balance at December 31, 2016	2,819,549	$3	41,386,506	$41	$248,957	$(1)	$(175,846)	$73,154
Exercise of stock options, net of issuance costs	—	—	83,220	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units			225,125	1	(1)	—	—	—
Stock–based compensation	—	—	—	—	3,606	—	—	3,606
Issuance of warrants for common stock	—	—	—	—	217	—	—	217
Public offering of common stock, net of offering costs	—	—	10,953,750	11	42,968	—	—	42,979
Private placement issuances of common stock, net of offering costs	—	—	—	—	(13)	—	—	(13)
Private placement issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	(26)	—	—	(26)
Unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(42,952)	(42,952)
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	694,830	1	2,692	—	—	2,693
Issuance of common stock upon cashless warrant exercises	—	—	102,101	—	—	—	—	—
Public offerings of common stock, net of offering costs	—	—	10,648,149	11	134,780	—	—	134,791
Stock–based compensation	—	—	—	—	6,293	—	—	6,293
Issuance of common stock for license agreements	—	—	600,000	—	6,100	—	—	6,100
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(66,598)	(66,598)
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(66,598)	$(42,952)	$(33,462)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,204	971	881
Stock–based compensation	6,293	3,606	3,184
Amortization of debt discounts and debt issuance costs	76	81	139
Amortization of premiums and discounts on investments, net	(335)	(25)	171
Amortization of collaboration contract asset	42	—	—
Noncash interest expense	373	321	492
Deferred rent	192	1,085	(7)
Deferred revenue	12,259	(2,105)	(2,401)
Issuance of common stock for license agreements	6,100	—	—
Cash payments included in loss on extinguishment of debt	—	88	—
Non-cash loss on extinguishment of debt	—	30	—
Changes in assets and liabilities:
Accounts receivable	(500)	—	—
Prepaid expenses and other assets	(2,010)	(428)	(381)
Accounts payable and accrued expenses	4,254	2,511	1,561
Net cash used in operating activities	(38,650)	(36,817)	(29,823)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	—	18
Purchase of property and equipment	(2,303)	(1,725)	(457)
Purchases of short-term investments	(55,660)	(39,971)	(19,675)
Maturities of short-term investments	57,500	31,500	16,000
Net cash used in investing activities	(463)	(10,196)	(4,114)
Cash flows from financing activities
Issuance of common stock from equity incentive plans, net of repurchases and issuance costs	2,693	205	186
Proceeds from public offerings of common stock, net of issuance costs	134,577	43,206	—
Proceeds from private placement issuances of common stock, net of issuance costs	—	(65)	28,849
Proceeds from private placement issuance of preferred stock, net of issuance costs	—	(128)	36,391
Proceeds from CIRM award	3,510	—	—
Proceeds from long–term debt	—	15,000	—
Payments on long–term debt	—	(10,764)	(7,689)
Cash payments included in loss on extinguishment of debt	—	(88)	—
Payments of debt issuance costs	—	(10)	—
Net cash provided by financing activities	140,780	47,356	57,737
Net change in cash, cash equivalents and restricted cash	101,667	343	23,800
Cash, cash equivalents and restricted cash at beginning of the period	89,074	88,731	64,931
Cash, cash equivalents and restricted cash at end of the period	$190,741	$89,074	$88,731
Supplemental disclosure of cash flow information
Interest paid	$1,242	$2,314	$1,067
Supplemental schedule of noncash investing and financing activities
Issuance of warrants for common stock in connection with long–term debt	$—	$217	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s cell therapy pipeline is comprised of NK- and T-cell immuno-oncology programs, including off-the-shelf engineered product candidates derived from clonal master iPSC lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation and to induce immune tolerance in patients with autoimmune disease. Its adoptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of December 31, 2018, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In September 2018, the Company completed a public offering of common stock in which investors, including investors affiliated with the directors of the Company, purchased 10,648,149 shares of its common stock at a price of $13.50 per share under a shelf registration statement. Gross proceeds from the offering were $143.8 million, and, after giving effect to $8.9 million of costs related to the offering, net proceeds were $134.9 million.

In December 2017, the Company completed a public offering of common stock in which investors purchased 10,953,750 shares of its common stock at a price of $4.20 per share under a shelf registration statement. Gross proceeds from the offering were $46.0 million, and after giving effect to $3.0 million of costs related to the offering (of which $0.3 million was paid during the year ended December 31, 2018), net proceeds were $43.0 million.

Private Placements of Common Stock and Convertible Preferred Stock

In November 2016, the Company completed a private placement of common and preferred stock in which investors, including investors affiliated with the Company’s directors and officers, purchased convertible preferred stock and common stock of the Company. The Company issued 2,819,549 shares of non-voting Class A Preferred Stock at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions. The Company also issued 7,236,837 shares of common stock at $2.66 per share. Gross proceeds from the private placement were $56.7 million. After giving effect to costs related to the private placement, net proceeds were $54.9 million. The Company also entered into a registration rights agreement (the Registration Rights Agreement) with certain of the purchasers in the November 2016 placement, excluding those purchasers affiliated with the Company’s directors and officers, requiring the Company to register for the resale of the relevant shares. The Company registered all of the relevant shares issued in the placement for resale on a Form S-3 filed with the SEC, as required under the Registration Rights Agreement, and the registration statement was declared effective in January 2017. See Note 7 to the Consolidated Financial Statements for additional information related to this offering.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating and reportable segment.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Cash equivalents	$190,514	$190,514	$—	$—
U.S. Treasury debt securities	10,493	10,493	—	—
Total assets measured at fair value on a recurring basis	$201,007	$201,007	$—	$—

As of December 31, 2017:
Cash equivalents	$88,952	$88,952	$—	$—
U.S. Treasury debt securities	11,997	11,997	—	—
Total assets measured at fair value on a recurring basis	$100,949	$100,949	$—	$—

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

As of December 31, 2018 and 2017, the Company had no material liabilities measured at fair value on a recurring basis.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows as of December 31, 2018, 2017 and 2016 (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$190,514	$88,952	$88,609
Restricted cash	227	122	122
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$190,741	$89,074	$88,731

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to five years) and generally consist of furniture and fixtures, computers, scientific and office equipment, and in-process costs related to facilities construction. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses since inception.

Deferred Rent

Deferred rent consists of the difference between cash payments, lease incentives, and the recognition of rent expense on a straight-line basis for the facilities the Company occupies. The Company’s lease for its facilities provides for fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease term are charged to rent expense ratably over the life of the lease.

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

The Company expenses incremental costs of obtaining and fulfilling a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

Research and Development Costs

All research and development costs are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock option grants for which vesting is subject to performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved. For stock option grants for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants for which vesting is subject to both performance-based milestones and market conditions, which are valued using a lattice-based model. The fair value of restricted stock units is based on the closing price of the Company’s common stock as reported on The NASDAQ Global Market on the date of grant. The Company recognizes forfeitures for all awards as such forfeitures occur.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Excluded from the weighted-average number of shares outstanding are shares which have been issued upon the early exercise of stock options and are subject to future vesting and unvested restricted stock totaling 3,284 shares for the year ended December 31, 2016. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2018	2017	2016
Warrants for common stock	85,094	225,756	134,113
Common stock options	6,980,581	5,458,043	3,910,350
Restricted stock units	188,625	212,625	525,250
Series A convertible preferred stock (if converted)	14,097,745	14,097,745	14,097,745
	21,352,045	19,994,169	18,667,458

Going Concern Assessment

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

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18 (ASU 2016-18), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. The Company adopted the update retrospectively to each period presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company adopted ASU 2016-15 on January 1, 2018. The Company adopted the update retrospectively to each period presented and adjusted the Consolidated Statements of Cash Flows for the year ended December 31, 2017 to reclassify cash payments included in the loss on extinguishment of debt from an operating activity to a financing activity.

In May 2014, the FASB issued ASU 2014-09 related to Accounting Standards Codification (ASC) Topic 606, which created a single, principle-based revenue recognition model that will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance. Entities will recognize revenue in a manner that depicts the transfer of goods or services to customers and reflects the amount of the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The model provides that entities follow five steps: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. For public business entities, ASU 2014-09 is effective beginning in the first quarter of 2018 using one of two prescribed transition methods: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective method. The Company has evaluated the effect that the updated standard had on its internal processes, financial statements and related disclosures, and has determined that the adoption did not have a material impact on the Company’s historical consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, which amends the disclosure requirements in ASC Topic 820 by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies may adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. While the Company is continuing to evaluate its significant lease arrangement to assess the potential impact of the adoption of the new lease guidance on its consolidated financial statements, the Company adopted the new lease guidance on January 1, 2019, using a modified retrospective approach, using the effective date as the date of initial application. Consequently, financial information and disclosures required under the new guidance will not be provided for dates and periods prior to January 1, 2019. The Company anticipates that the adoption will result in an increase in assets of approximately $17.0 million and an increase of liabilities of approximately $19.0 million recorded on its Consolidated Balance Sheet for leases commencing prior to the effective date. The Company does not expect the guidance to have a material effect on the Consolidated Statements of Operations and Comprehensive Loss or the Consolidated Statements of Cash Flows.

2. Collaboration and License Agreements

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates. The first off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 1) targets an antigen expressed on certain lymphoblastic leukemias, and the second off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 2) targets a novel antigen identified by Ono expressed on certain solid tumors (each a Candidate and, collectively, the Candidates).

Pursuant to the Ono Agreement, the Company and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing each Candidate to a pre-defined preclinical milestone. The Company has granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize (a) Candidate 1 in Asia, with the Company retaining rights for development and commercialization in all other territories of the world and (b) Candidate 2 in all territories of the world, with the Company retaining the right to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement whereby it is eligible to share at least 50% of the profits and losses (each, an Option).

For each Candidate, the Option will expire upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for the Candidate and (c) the date that is the later of (i) four years after the Effective Date and (ii) completion of all applicable activities contemplated under the joint development plan (the Option Period). The Company has maintained worldwide rights of manufacture for both Candidates.

Under the terms of the Ono Agreement, Ono paid the Company an upfront, non-refundable and non-creditable payment of $10.0 million in connection with entering into the Ono Agreement. Additionally, as consideration for the Company’s conduct of research and preclinical development under a joint development plan, Ono pays the Company annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. The Company received $5.0 million in October 2018 as a prepayment for the first year of research and development.

Further, under the terms of the Ono Agreement, Ono has agreed to pay the Company up to an additional $40.0 million, subject to the achievement of a preclinical milestone (Option Milestone) and the exercise by Ono of the Options (Option Exercise Fees) during the Option Period. Such fees are in addition to the upfront payment and research and development fees.

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

The Company also assessed, in connection with the upfront, non-refundable and non-creditable payment of $10.0 million received in September 2018 and the $5.0 million prepayment of the first-year research and development fees in October 2018, whether a significant financing component exists under the Ono Agreement. Such assessment evaluated whether: (i) a substantial amount of the consideration is variable, (ii) the amount, or timing of payment, of the consideration would have varied based on the occurrence or non-occurrence of future events that are not substantially within the control of the Company or Ono, and (iii) the timing of the transfer of the performance obligations is at the discretion of Ono. Based on its assessment, the Company concluded that there was not a significant financing component.

The Company also assessed the effects of any variable elements under the Ono Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) preclinical milestone and option fees, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of either product Candidate. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there has not been a significant variable element included in the transaction price to date.

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. The upfront payment of $10.0 million was recorded as deferred revenue and will be recognized as revenue over time in conjunction with the Company’s conduct of research services over the estimated four-year period based on actual costs incurred compared to estimated total costs expected to be incurred under the Ono Agreement, as the research and development activities are the primary component of the combined performance obligation. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred, and such fees will be recognized as revenue as the research services are delivered.

The Company has not assigned a transaction price to any Option Milestone, Milestones or Option Exercise Fees given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Royalties.

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company, of which $1.0 million was paid during the year ended December 31, 2018. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As such, the $2.0 million asset will be amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement. As of December 31, 2018, the contract asset had a balance of $2.0 million.

The Company recognized revenue of $0.6 million under the Ono Agreement for the year ended December 31, 2018. Such revenue was comprised of $0.4 million associated with research services and $0.2 million associated with the upfront payment. These amounts were initially recorded in deferred revenue. As of December 31, 2018, aggregate deferred revenue related to the Ono Agreement was $14.4 million, of which $6.9 million is classified as current.

Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. Under the Juno Agreement, the Company is primarily responsible for screening and identifying small molecule modulators of immunological cells, while Juno is primarily responsible for the development and commercialization of engineered T-cell immunotherapies incorporating the Company’s modulators. Subject to the selection by Juno of designated tumor-associated antigen targets which selection may be made by Juno on a target-by-target basis, the Company agreed to grant Juno an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the collaboration, to make, use, sell and otherwise exploit genetically-engineered T-cell immunotherapies using or incorporating small molecule modulators directed against such designated tumor-associated antigen targets. The Company retained exclusive rights to such intellectual property, including its intellectual property arising under the collaboration, for all other purposes, including its use outside of those designated tumor-associated antigen targets selected by Juno. The Juno Agreement will end on the date that no further payments are due under the Juno Agreement, unless terminated earlier pursuant to the terms of the Juno Agreement.

Pursuant to the terms of the Juno Agreement, Juno paid the Company an upfront, non-refundable and non-creditable payment of $5.0 million and purchased 1,000,000 shares of the Company’s common stock at a price of $8.00 per share for an aggregate purchase price of $8.0 million. The Company determined that this common stock purchase represented a premium of $3.40 per share, or $3.4 million in aggregate (Equity Premium), and the remaining $4.6 million was recorded as issuance of common stock in shareholders’ equity.

Additionally, Juno agreed to fund all of the Company’s collaboration research activities for an initial four-year research term beginning on the effective date of the Juno Agreement, with minimum annual research payments of $2.0 million to the Company. Juno has the option to extend the exclusive research term for an additional two years beyond the initial four-year term, subject to the payment of a one-time, non-refundable extension fee of $3.0 million and the continued funding of the Company’s activities under the collaboration during the extended term, with minimum annual research payments of $4.0 million to the Company during the two-year extension period. Upon exercise of the research term extension, the Company has the option to require Juno to purchase up to $10.0 million of the Company’s common stock at a premium equal to 120% of the then thirty-day trailing volume weighted average trading price of the Company’s common stock.

Under the Juno Agreement, the Company is eligible to receive selection fees for each tumor-associated antigen target selected by Juno and bonus selection fees based on the aggregate number of tumor-associated antigen targets selected by Juno (Selection Fees). Additionally, in connection with each Juno therapy that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company non-refundable, non-creditable milestone payments totaling up to approximately $51.0 million in the aggregate per therapy upon the achievement of various clinical, regulatory and commercial milestones (Milestone Fees). Additionally, in connection with the third Juno therapy and the fifth Juno therapy that uses or incorporates the Company’s small molecule modulators, Juno has agreed to pay the Company additional non-refundable, non-creditable bonus milestone payments totaling up to approximately $116.0 million and $137.5 million, respectively, in the aggregate, per therapy upon the achievement of various clinical, regulatory, and commercial milestones (Bonus Milestone Fees).

Under the Juno Agreement, beginning on the date of the first commercial sale (in each country) for each Juno therapy that uses or incorporates the Company’s small molecule modulators, and continuing until the later of: (i) the expiration of the last valid patent claim, (ii) ten years after such first commercial sale, or (iii) the expiration of all data and other regulatory exclusivity periods afforded each therapy, Juno has agreed to pay the Company royalties in the low single-digits on net sales of each Juno therapy that uses or incorporates the Company’s small molecule modulators (Royalty Payments).

The Company applied ASC 606 to evaluate the appropriate accounting for the Juno Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee. The Company determined that its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. As a result, the exclusive worldwide license is classified as symbolic intellectual property under ASC 606. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint research committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred ratably over the expected term of conduct of the research services, which is four years.

The Company also assessed, in connection with the upfront, non-refundable and non-creditable payment of $5.0 million and the $3.4 million Equity Premium, whether a significant financing component exists under the Juno Agreement. Such assessment evaluated whether: (i) a substantial amount of the consideration is variable, (ii) the amount, or timing of payment, of the consideration would have varied based on the occurrence or non-occurrence of future events that are not substantially within the control of the Company or Juno, and (iii) the timing of the transfer of the performance obligations is at the discretion of Juno. Based on its assessment, the Company concluded that there was not a significant financing component.

The Company also assessed the effects of any variable elements under the Juno Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) various clinical, regulatory and commercial milestone payments and (ii) royalties on net sales of any Juno therapies that use or incorporate the Company’s small molecule modulators. Based on its assessment, the Company concluded that based on the likelihood of these variable components occurring there was not a significant variable element included in the transaction price.

In accordance with ASC 606, the Company determined that the initial transaction price under the Juno Agreement equals $16.4 million, consisting of the upfront, non-refundable and non-creditable payment of $5.0 million, the $3.4 million Equity Premium and $8.0 million of estimated payments for the conduct of research services during the initial four-year term. The upfront, non-refundable and non-creditable payment of $5.0 million and the $3.4 million Equity Premium were recorded as deferred revenue, and are being recognized as revenue ratably over four years, which approximates the level of effort to satisfy the Company’s performance obligation relative to the total effort expected to satisfy the Company’s performance obligation.

The Company has not assigned a transaction price to any Selection Fees given the substantial uncertainty related to their occurrence. Since the Selection Fees are closely aligned with the previously discussed combined performance obligation, any such future consideration in connection with selection fees will be recognized in conjunction with the combined performance obligation. Additionally, the Company has not assigned a transaction price to any Milestone Fees or Bonus Milestone Fees given the substantial uncertainty related to their achievement. Since any performance obligation would be complete at the time of milestone achievement, any future consideration in connection with milestone payments will be recognized on the date of achievement. Finally, the Company has not assigned a transaction price to any Royalty Payments given the substantial uncertainty related to their achievement. Since any performance obligation would be complete at the time of potential sale of each Juno therapy that uses or incorporates the Company’s small molecule modulators, any future consideration in connection with Royalty Payments will be recognized on the date of sale.

Total revenue recognized under the Juno Agreement for the years ended December 31, 2018, 2017 and 2016 was $4.1 million, $4.1 million, and $4.4 million, respectively. Such revenue for each period presented included $2.1 million associated with the upfront fee and the Equity Premium, and $2.0 million, $2.0 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively, associated with research services. As of December 31, 2018, aggregate deferred revenue related to the Juno Agreement was $0.7 million, all of which is classified as current.

In March 2018, Juno was acquired by Celgene Corporation (Celgene). This acquisition did not affect the terms of the Juno Agreement. On January 3, 2019, Celgene announced that it had entered into a definitive merger agreement with Bristol-Myers Squibb Company (BMS), under which BMS will acquire Celgene.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK). The Amended MSK License amends and restates the Exclusive License Agreement entered into between the Company and MSK on August 19, 2016 (the Original MSK License), pursuant to which the Company entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs.

Pursuant to the Amended MSK License, MSK granted to the Company additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T cells, including the use of CRISPR and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. The Company has the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case it is obligated to pay MSK a percentage of certain sublicense income received by the Company.

The Company issued 500,000 shares of the Company’s common stock to MSK (the MSK Shares) and, in return, MSK returned its entire interest in Tfinity Therapeutics, Inc. (Tfinity) to the Company. As a result, as of the effective date of the Amended MSK License, Tfinity is a wholly-owned subsidiary of the Company. The MSK Shares were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

Additionally, the Company paid an upfront fee of $0.5 million. The Company is also obligated to pay to MSK an annual license maintenance fee during the term of the agreement, and milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

Furthermore, in the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive additional milestone payments, where the amount of such payments owed to MSK are contingent upon certain increases in the price of the Company’s common stock following the date of achievement of such clinical milestone.

Given the high degree of uncertainty surrounding the achievement of clinical milestones and the requisite increase in the price of the Company’s common stock, the Company has not recorded a liability for such payments.

During the year ended December 31, 2018, the Company recognized an aggregate of $5.3 million of research and development expenses, consisting of the $0.5 million upfront cash payment to MSK and the issuance of the MSK Shares, valued at $4.8 million, associated with the Amended MSK License.

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

Additionally, the Company paid Gladstone an upfront fee of $0.1 million and is obligated to pay Gladstone milestone payments in an aggregate amount of up to approximately $1.9 million upon the achievement of specified clinical, regulatory and commercial milestones as well as tiered royalties in the low single digits on net sales of human therapeutic products covered by the Patent Rights. The Company is also obligated to pay Gladstone a tiered percentage in the low- to mid-single digits of certain income received by the Company in connection with the sublicense of the Patent Rights.

During the year ended December 31, 2018, the Company recognized an aggregate of $1.4 million of research and development expenses, consisting of the $0.1 million upfront cash payment to Gladstone and the issuance of the Gladstone Shares, valued at $1.3 million, associated with the Gladstone License Agreement.

3.	California Institute for Regenerative Medicine Award

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, the Company is eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period, which was estimated to be from April 1, 2018, to June 30, 2019 (the Project Period). The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide

CIRM progress and financial update reports throughout the Project Period. In December 2018, the Company discussed with CIRM its intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and the Company’s preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, the Company submitted its IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019.  The Company and CIRM have agreed to suspend the Award until such time as the Company elects to proceed with its submission of an IND application for FT516 in advanced solid tumors. At the time of suspension, an additional $0.5 million was available for funding under the Award.

Pursuant to the terms of the Award, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. In the event the Company elects to treat the Award as a loan, the Company will be obligated to repay i) 60%, ii) 80%, iii) 100% or iv) 100% plus interest at 7% plus LIBOR, of the total Award to CIRM, where such repayment rate is dependent upon the phase of clinical development of FT516 at the time of the Company’s election. If the Company does not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant and the Company will be obligated to pay to CIRM a royalty on commercial sales of FT516 until such royalty payments equal nine times the total amount awarded to the Company under the Award.

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of December 31, 2018, the Company has received aggregate disbursements under the Award in the amount of $3.5 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying Consolidated Balance Sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet date.

4. Short-term Investments

The Company invests portions of excess cash in United States treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying Consolidated Balance Sheets and are accounted for as available-for-sale securities.

The following table summarizes the Company’s short-term investments accounted for as available-for-sale securities as of December 31, 2018 and 2017 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2018
U.S. Treasury debt securities	1 or less	10,495	(2)	—	10,493
Total		$10,495	$(2)	$—	$10,493

December 31, 2017
U.S. Treasury debt securities	1 or less	12,000	(3)	—	11,997
Total		$12,000	$(3)	$—	$11,997

The Company reviewed its investment holdings as of December 31, 2018 and determined that the unrealized losses were not other-than-temporary unrealized losses because the Company does not intend to sell the underlying securities prior to maturity and it is not more likely than not that the Company will be required to sell these securities before the recovery of their amortized cost basis. During the years ended December 31, 2018 and 2017, the Company did not recognize any impairment or gains or losses on sales of available-for-sale securities.

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$516	$508
Computer and office equipment	688	527
Software	103	103
Leasehold improvements—building	288	180
Scientific equipment	7,868	6,371
Construction-in-process	1,987	—
Property and equipment, gross	11,450	7,689
Less accumulated depreciation and amortization	(6,325)	(5,139)
Property and equipment, net	$5,125	$2,550

Depreciation expense related to property and equipment was $1.2 million, $1.0 million, and $0.9 million, for the years ended December 31, 2018, 2017, and 2016, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2018, 2017, and 2016. As of December 31, 2018, $0.2 million of fixed assets had not been paid.

Construction-in-process represents cost incurred under a tenant improvement allowance and costs incurred by the Company in connection with the construction of its expanded facility space, which the Company began to occupy in January 2019 (see Note 6 for further details).

6.  Accrued Expenses, Long-Term Debt, Commitments and Contingencies

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued payroll and other employee benefits	$2,938	$1,761
Accrued clinical trial related costs	4,729	3,323
Accrued other	3,259	2,170
Accrued expenses	$10,926	$7,254

Long-term accrued expenses consist primarily of the accrual for the final payment fee associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31, 2018	December 31, 2017
Long-term debt	$15,000	$15,000
Less debt issuance costs and discount, net of current portion	(54)	(192)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,946	14,808
Less current portion of long-term debt	(2,500)	—
Long-term debt, net	$12,446	$14,808
Current portion of long-term debt	$2,500	$—
Less current portion of debt issuance costs and discount	(62)	—
Current portion of long-term debt, net	$2,438	$—

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

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of December 31, 2018 was 8.25%.

From August 1, 2017 through January 1, 2019 (the Interest-only Period), the Company was required to make monthly payments of interest only. In January 2019, after achievement of a product development milestone, the Company elected to extend the Interest-only Period from January 1, 2019 through and including to July 31, 2019. The Company is required to repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule.

The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5%, or $1.1 million, final payment fee. This final payment fee is being accrued as interest expense over the term of the 2017 Term Loan and recorded in accrued expenses.

In connection with the SVB Loan Amendment, the Company issued to the Bank on the First Amendment Effective Date a fully exercisable warrant (the 2017 Warrant), expiring in July 2024, to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. The aggregate fair value of the 2017 Warrant was determined to be $0.2 million using the Black-Scholes option pricing model and was recorded as a debt discount on the 2017 Term Loan. This debt discount is amortized to interest expense over the term of the 2017 Term Loan using the effective interest method. The Company determined the effective interest rate of the 2017 Term Loan to be 10.2% as of the First Amendment Effective Date. In September 2018, the 2017 Warrant was fully exercised in exchange for 67,952 shares of the Company’s common stock in a cashless transaction.

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

The Company is required under its loan agreement with the Bank to maintain its deposit and securities accounts with the Bank and to comply with various operating covenants and default clauses. A breach of any of these covenants or clauses could result in a default under the agreement, which would cause all of the outstanding indebtedness under the facility to become immediately due and payable. The Company has maintained compliance with all such covenants and clauses to date.

For the years ended December 31, 2018 and 2017, the Company recorded $1.7 million and $0.8 million, respectively, in aggregate interest expense related to the 2017 Term Loan.

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

In connection with the funding of the Term B Loan, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. In March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. As of December 31, 2018, warrants to purchase 49,020 shares of the Company’s common stock remain outstanding subject to the 2014 Warrants. The 2014 Warrants expire in December 2021.

For the years ended December 2017, and 2016, the Company recorded $0.5 million and $1.6 million, respectively, in aggregate interest expense related to the Term A and Term B Loans.

Warrants to purchase 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share issued in connection with a prior debt agreement between the Company and the Bank in 2009 remain outstanding as of December 31, 2018, with such warrants to purchase 5,305 and 30,769 shares of the Company’s common stock having expiration dates in January 2019 and August 2021, respectively.

Facility Lease

The Company leases certain office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended the operating lease, extending the term of the lease through 2028 and agreeing to lease additional space in the same building as its existing space. With respect to the construction of the additional space, the Company received a $1.9 million tenant improvement allowance from its landlord and accounts for such costs as property and equipment with an offset to deferred rent as incurred. Costs under the tenant improvement allowance were paid directly by the landlord. As of December 31, 2018, the full tenant improvement allowance had been utilized, and the Company has spent $0.1 million on construction related costs. The Company began to occupy this additional space in January 2019.

The lease is subject to additional charges for common area maintenance and other costs. In connection with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million. As of December 31, 2018, future minimum rent and fixed amenities payments, assuming no early termination, under the operating lease are $41.2 million. The Company maintains the right to terminate the lease after October 2025, subject to the Company’s delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million.

In January 2015, the Company entered into a sublease for additional laboratory space. The sublease was accounted for as an operating lease and expired in September 2017.  No future payments remain under the sublease.

Aggregate contractual rent expense was $2.3 million, $2.3 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Commitments

Future minimum payments under the long-term debt and the non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

	Long–Term Debt	Operating Leases	Total
Years Ending December 31,
2019	$3,720	$3,019	$6,739
2020	6,818	3,761	10,579
2021	6,313	3,873	10,186
2022	1,629	3,989	5,618
2023	—	4,109	4,109
Thereafter	—	22,470	22,470
Total	$18,480	$41,221	$59,701
Less interest	(2,355)
Less additional payments due upon maturity	(1,125)
Less unamortized debt discount and debt issuance costs	(116)
Less current portion of long-term debt, net	(2,438)
Long–term debt, net of current portion	$12,446

The Company’s long-term debt bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. The amounts in the table above assume payment at the current interest rate, which is subject to change. The amounts in the above table reflect the Interest-only Period through July 31, 2019.

Under the Company’s non-cancelable facilities operating lease, in addition to rent, the lease is subject to certain fixed amenities fees. The above table includes all such fixed fees. The lease is subject to additional variable charges for common area maintenance and other costs. The Company maintains the right to terminate the lease after October 2025, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million.

7. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of non-voting Class A Convertible Preferred Stock (the Class A Preferred) at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. Gross proceeds from the November 2016 Placement were $56.7 million, and after giving effect to costs related to placement, net proceeds were $54.9 million.

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

Description of Securities

Dividends

As of December 31, 2018, the Board of Directors of the Company has not declared any dividends.

2013 Stock Option and Incentive Plan, and Inducement Equity Plan

On August 28, 2013, the Company’s board of directors and stockholders approved and adopted the 2013 Stock Option and Incentive Plan (the 2013 Plan). The 2013 Plan became effective immediately prior to the Company’s IPO. The 2013 Plan was subsequently amended in May 2017. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, directors or consultants of the Company or its subsidiaries. A total of 1,020,000 shares of common stock were initially reserved for issuance under the 2013 Plan, and in May 2017, stockholders approved an additional 2,500,000 shares of common stock for issuance under the 2013 Plan. The shares issuable pursuant to awards granted under the 2013 Plan will be authorized, but unissued shares. The shares of common stock underlying any awards from the 2013 Plan and a previously existing equity plan from 2007 that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2013 Plan.

In addition, the number of shares of stock available for issuance under the 2013 Plan will be automatically increased each January 1 by 4% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number as determined by the compensation committee of the Company’s board of directors.

Recipients of stock options under the 2013 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Under the 2013 Plan, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, or vest monthly over four years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years.

Inducement Plan

On May 10, 2016, the Company’s board of directors approved the Fate Therapeutics, Inc. Inducement Equity Plan (the Inducement Plan), the purpose of which is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not employed by the Company to accept employment with the Company. Under the Inducement Plan, the Company may grant non-qualified stock options and restricted stock units. A total of 500,000 shares of common stock were initially reserved for issuance under the Inducement Plan. In January 2019 and January 2018, an additional 200,000 shares and 400,000 shares, respectively, of common stock were reserved for issuance under the Inducement Plan. The shares of common stock underlying any awards from the Inducement Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the Inducement Plan will be added back to the shares of common stock available for issuance under the Inducement Plan.

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

Stock Options and Restricted Stock Unit Awards

Stock Options.  The following table summarizes stock option activity and related information under all equity plans for the years ended December 31, 2018, 2017 and 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2015	2,587,474	$4.59	6.92	$1,486
Granted	2,245,240	2.62
Exercised	(136,368)	1.44
Cancelled	(785,996)	3.58
Outstanding at December 31, 2016	3,910,350	$3.77	8.28	$682
Granted	2,522,920	3.09
Exercised	(83,220)	2.79
Cancelled	(892,007)	3.50
Outstanding at December 31, 2017	5,458,043	$3.52	7.99	$14,754
Granted	3,251,980	8.30
Exercised	(694,830)	3.88
Cancelled	(1,034,612)	4.36
Outstanding at December 31, 2018	6,980,581	$5.58	7.87	$51,497
Options vested and expected to vest at December 31, 2018	6,916,914	$5.59	7.86	$50,985
Options exercisable at December 31, 2018	3,430,415	$4.24	7.00	$29,470

As of December 31, 2018, 2017 and 2016, the outstanding options included zero, 73,600, and 73,600, respectively, of performance-based options for which the achievement of the performance-based vesting provisions was determined not to be probable. The aggregate grant date fair value of these options at December 31, 2018, 2017 and 2016, was zero, $0.1 million and $0.1 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company granted its employees and directors 3.3 million, 2.5 million and 2.2 million stock options, respectively, at a weighted-average grant date fair value per share equal to $8.28, $2.29 and $1.80, respectively.

As of December 31, 2018, 2017 and 2016, the unrecognized compensation cost related to outstanding options (excluding those with unachieved performance-based conditions) was $15.9 million, $5.8 million and $4.9 million, respectively, which was expected to be recognized as expense over approximately 3.1 years, 2.6 years and 2.6 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the year ended December 31, 2018 was $5.5 million. Total cash received upon the exercise of stock options was $2.7 million for the year ended December 31, 2018.

Restricted Stock Units. The following table summarizes Restricted Stock Unit activity and related information under all equity plans for the years ended December 31, 2018, 2017 and 2016:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2015	525,250	$4.89	3.80	$1,770
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding at December 31, 2016	525,250	$4.89	2.80	$1,318
Granted	—	—
Vested	(225,125)	4.89
Cancelled	(87,500)	4.89
Outstanding at December 31, 2017	212,625	$4.89	1.80	$1,299
Granted	—	—
Vested	—	—
Cancelled	(24,000)	4.89
Outstanding at December 31, 2018	188,625	$4.89	0.80	$2,420
Restricted Stock Units expected to vest at December 31, 2018	180,625	$4.89	0.80	$2,317

As of December 31, 2018, 2017 and 2016, the unrecognized compensation cost related to outstanding restricted stock units was $0.4 million, $0.9 million, and $1.8 million respectively, which was expected to be recognized as expense over approximately 0.8 years, 1.8 years, and 2.8 years respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Research and development	$3,654	$2,095	$1,802
General and administrative	2,639	1,511	1,382
Total stock-based compensation expense	$6,293	$3,606	$3,184

Employee Stock Option Grants.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	Years Ended December 31,
	2018	2017	2016
Risk–free interest rate	2.5%	2.0%	1.6%
Expected volatility	79.3%	90.1%	79.9%
Expected term (in years)	6.0	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

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

Non-Employee Stock Option Grants.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the non-employee stock option grants were as follows:

	Years Ended December 31,
	2018	2017	2016
Risk–free interest rate	2.7%	2.1%	1.5%
Expected volatility	79.7%	87.4%	83.1%
Expected term (in years)	7.9	8.5	6.4
Expected dividend yield	0.0%	0.0%	0.0%

Warrants to Purchase Common Stock in Connection with Debt Issuance

As a result of the financing of the Loan Amendment on July 14, 2017, the Company issued SVB fully-exercisable warrants to purchase an aggregate of 91,463 shares of the Company’s common stock at an exercise price of $3.28 per share. The warrants would have expired in July 2024. In September 2018, the 2017 Warrant was fully exercised in exchange for 67,952 shares of the Company’s common stock in a cashless transaction. See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the debt issuance.

The fair value of the warrants was determined to be $0.2 million, which was recorded to additional paid-in capital as a debt discount. The weighted- average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants issued were as follows:

As of July 14, 2017
Risk–free interest rate	2.1%
Expected volatility	88%
Expected term (in years)	7.0
Expected dividend yield	0.0%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2018	2017
Common stock warrants	85,094	225,756
Convertible preferred stock (if converted)	14,097,745	14,097,745
Common stock options	6,980,581	5,458,043
Restricted stock units	188,625	212,625
Awards available under the 2013 Plan	3,605,510	3,572,112
Awards available under the Inducement Plan	379,178	100,000
Employee stock purchase plan	729,000	729,000
	26,065,733	24,395,281

8. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2018	2017	2016
Tax computed at federal statutory rate	$(13,985)	$(14,603)	$(11,377)
State tax, net of federal tax benefit	(1,620)	(1,315)	(2,089)
Permanent differences	22	795	292
Stock compensation	(307)	539	968
R&D tax credits	(3,301)	(2,934)	(971)
Reserve for uncertain tax positions	1,160	1,326	2,076
Tax attribute limitation	—	—	54
Tax Cuts and Jobs Act	—	25,280	—
Other	304	46	(74)
Valuation allowance	17,727	(9,134)	11,121
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Section 59e amortization	$19,069	$14,365
Net operating losses	30,981	27,699
R&D tax credits	9,163	5,421
Depreciation and amortization	1,653	581
Deferred revenue	3,906	594
Stock compensation	1,482	876
Other	1,106	96
Deferred tax assets	67,360	49,632
Valuation allowance	(67,360)	(49,632)
Net deferred tax assets	$—	$—

A valuation allowance of $67.4 million and $49.6 million at December 31, 2018 and 2017, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2018, the Company had federal and California net operating loss (NOL) carryforwards of $136.8 million and $137.5 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2018, the Company had federal and California research and development (R&D) credit carryforwards of $8.2 million and $5.4 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2018 and concluded there were no ownership changes during the years ended December 31, 2016, 2017, and 2018. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States and California, and has historically filed income tax returns in Canada. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal, Californian and Canadian tax authorities for years beginning in 2015, 2014, and 2014, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

Balance at December 31, 2015	$3,869
Increase related to current year tax positions	2,268
Increase related to prior year tax positions	1,625
Decrease related to prior year tax positions	(32)
Balance at December 31, 2016	$7,730
Increase related to current year tax positions	4,077
Increase related to prior year tax positions	6
Decrease related to prior year tax positions	(13)
Balance at December 31, 2017	$11,800
Increase related to current year tax positions	1,798
Increase related to prior year tax positions	148
Decrease related to prior year tax positions	(199)
Balance at December 31, 2018	$13,547

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2018 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2018 would reduce the effective tax rate if recognized.  The Company has not recognized interest or penalties in its Consolidated Statements of Operations and Comprehensive Loss since inception.

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

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%. The reduction in the federal tax rate caused the Company to remeasure its deferred tax assets and liabilities at December 31, 2017. The remeasurement resulted in a provisional income tax expense of $25.3 million, offset by an equal reduction in the valuation allowance during the year ended December 31, 2017. During 2018, the Company finalized its analysis of the provisional impact associated with the remeasurement of deferred tax assets. There was no change in the provisional remeasurement amount previously recorded during 2017.

On December 22, 2017, SEC Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effect of the Act. The impact of the Act was finalized during the year ended December 31, 2018, and no change was made from the previously reported provisional amount.

9. Employee Benefits

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

10. Selected Quarterly Financial Data

(in thousands, except per share data) (unaudited)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenues	$1,026	$1,027	$1,026	$1,661
Total operating expenses	15,080	20,632	17,718	18,402
Net loss	(14,135)	(19,654)	(16,782)	(16,027)
Basic and diluted net loss per common share	$(0.27)	$(0.37)	$(0.31)	$(0.25)
2017
Revenues	$1,027	$1,026	$1,026	$1,027
Total operating expenses	10,998	10,596	11,366	13,271
Net loss	(10,126)	(9,645)	(10,684)	(12,497)
Basic and diluted net loss per common share	$(0.24)	$(0.23)	$(0.26)	$(0.29)

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

Based on our management’s evaluation (with the participation of the individual serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, the individual serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018. The report of Ernst & Young LLP is included with the financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fate Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fate Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 5, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, CA

March 5, 2019

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2018 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.  Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013
3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013
4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013
4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on January 5, 2009	S-1	333-190608	4.2	August 13, 2013
4.3	First Amendment to Warrant to Purchase Stock dated January 5, 2009 by and between the Registrant and SVB Financial Group, dated August 25, 2011	S-1	333-190608	4.3	August 13, 2013
4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on August 25, 2011	S-1	333-190608	4.4	August 13, 2013
4.5	Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates	8-K	001-36076	10.2	August 5, 2014
4.6†	Stock Purchase Agreement between the Registrant and Juno Therapeutics, Inc., dated as of May 4, 2015	10-Q/A	001-36076	4.2	November 6, 2015
10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013
10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	8-K	001-36076	10.1	May 2, 2017
10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015
10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013
10.5#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018
10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015
10.7#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith
10.8#	Fate Therapeutics, Inc. Inducement Equity Plan	—	—	—	Filed herewith
10.9#	Form of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.2	May 20, 2016
10.10#	Form of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.3	May 20, 2016

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.11†	Exclusive License Agreement by and between the Registrant and Children's Medical Center Corporation, dated May 13, 2009	S-1	333-190608	10.9	August 13, 2013
10.12†	Collaboration and License Agreement, between the Registrant and Juno Therapeutics, Inc., dated as of May 4, 2015	10-Q/A	001-36076	10.1	November 6, 2015
10.13	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013
10.14	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013
10.15	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013
10.16	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016
10.17	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016
10.18	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016
10.19	Amended and Restated Investor Rights Agreement, dated August 8, 2013 by and between the Registrant and the stockholders named therein	S-1	333-190608	10.19	August 13, 2013
10.20†	Amendment to Amended and Restated Investor Rights Agreement by and between the Registrant and the stockholders named thereto, dated as of May 4, 2015	10-Q/A	001-36076	10.2	November 6, 2015
10.21	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013
10.22	Amended and Restated Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated as of July 30, 2014	8-K	001-36076	10.1	August 5, 2014
10.23†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.23	March 12, 2015
10.24†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.24	March 12, 2015
10.25†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.25	March 12, 2015
10.26†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 26, 2010	10-K	001-36076	10.26	March 12, 2015
10.27	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.28	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016
10.29	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016
10.30	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016
10.31	First Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Silicon Valley Bank, dated July 14, 2017	10-Q	001-36076	10.1	August 14, 2017
10.32#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018
10.33#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	—	—	—	Filed herewith
10.34	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018
10.35	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018
10.36†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018
10.37†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019
10.38#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	—	—	—	Filed herewith
14.1	Amended Code of Business Conduct and Ethics	—	—	—	Filed herewith
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith
24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

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

Fate Therapeutics, Inc.

Date: March 5, 2019	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	March 5, 2019
J. Scott Wolchko	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	March 5, 2019
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	March 5, 2019
John D. Mendlein, Ph.D., J.D.

/s/ Timothy P. Coughlin	Director	March 5, 2019
Timothy P. Coughlin

/s/ Michael Lee	Director	March 5, 2019
Michael Lee

/s/ Amir Nashat	Director	March 5, 2019
Amir Nashat, Sc.D.

/s/ Robert S. Epstein	Director	March 5, 2019
Robert S. Epstein