Form 10-Q
period 2019-03-31
FATE THERAPEUTICS INC
filed 2019-05-07
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2019, 65,185,834 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	FATE	Nasdaq Global Market

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,033	$190,514
Accounts receivable	500	500
Short-term investments and related maturity receivables	—	10,493
Prepaid expenses and other current assets	2,897	3,689
Total current assets	186,430	205,196
Property and equipment, net	8,402	5,125
Operating lease right-of-use assets, net	23,955	—
Restricted cash	227	227
Collaboration contract asset	1,851	1,958
Other assets	—	526
Total assets	$220,865	$213,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,367	$4,205
Accrued expenses	9,950	10,926
CIRM award liability, current portion	2,106	2,106
Deferred revenue, current portion	6,576	7,588
Operating lease liabilities, current portion	1,200	—
Long-term debt, current portion	3,941	2,438
Total current liabilities	29,140	27,263
Deferred rent	—	3,401
Accrued expenses	629	549
Deferred revenue, net of current portion	6,380	7,500
CIRM award liability, net of current portion	1,404	1,404
Operating lease liabilities, net of current portion	26,517	—
Long-term debt, net of current portion	10,958	12,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2019 and December 31, 2018; 2,819,549 Class A Convertible Preferred shares issued and outstanding at March 31, 2019 and December 31, 2018	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at March 31, 2019 and December 31, 2018; issued and outstanding—65,115,846 at March 31, 2019 and 64,693,681 at December 31, 2018	65	65
Additional paid-in capital	450,925	445,799
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(305,156)	(285,396)
Total stockholders’ equity	145,837	160,469
Total liabilities and stockholders’ equity	$220,865	$213,032

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Collaboration revenue	$2,632	$1,026
Operating expenses:
Research and development	17,728	11,476
General and administrative	5,350	3,604
Total operating expenses	23,078	15,080
Loss from operations	(20,446)	(14,054)
Other income (expense):
Interest income	1,091	331
Interest expense	(405)	(412)
Total other income (expense), net	686	(81)
Net loss	$(19,760)	$(14,135)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	2	(10)
Comprehensive loss	$(19,758)	$(14,145)
Net loss per common share, basic and diluted	$(0.30)	$(0.27)
Weighted-average common shares used to compute basic and diluted net loss per share	64,920,621	52,763,306

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(19,760)	$(14,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	286
Stock-based compensation	3,868	1,382
Amortization of debt discounts and debt issuance costs	15	19
Amortization of premiums and discounts on investments, net	(5)	(75)
Amortization of collaboration contract asset	107	—
Noncash interest expense	79	92
Deferred rent	—	69
Deferred revenue	(2,132)	(526)
Changes in operating assets and liabilities:
Accounts receivable	—	(500)
Prepaid expenses and other assets	792	164
Accounts payable and accrued expenses	(1,258)	673
Right-of-use assets and lease liabilities, net	361	—
Net cash used in operating activities	(17,493)	(12,551)
Investing activities
Purchases of property and equipment	(1,746)	(184)
Purchases of short-term investments	—	(55,660)
Maturities of short-term investments	10,500	12,000
Net cash provided by (used in) investing activities	8,754	(43,844)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	1,258	606
Issuance costs from public offering of common stock	—	(251)
Net cash provided by financing activities	1,258	355
Net change in cash, cash equivalents and restricted cash	(7,481)	(56,040)
Cash, cash equivalents and restricted cash at beginning of the period	190,741	89,074
Cash, cash equivalents and restricted cash at end of the period	$183,260	$33,034
Supplemental disclosure of cash flow information
Interest paid	$309	$299
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,482	$257

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s cell therapy pipeline is comprised of NK- and T-cell immuno-oncology programs, including off-the-shelf engineered product candidates derived from clonal master induced pluripotent stem cell (iPSC) lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation and to promote immune tolerance in patients with autoimmune disease. Its adaptive cell therapy programs are based on the Company’s novel ex vivo cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of March 31, 2019, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates in the Company’s unaudited condensed consolidated financial statements relate to accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics Ltd., incorporated in the United Kingdom, Fate Therapeutics, B.V., incorporated in the Netherlands, and Tfinity Therapeutics, Inc., incorporated in the United States. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Cash and cash equivalents	$183,033
Restricted cash	227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$183,260

Amounts included in restricted cash represent security deposits required to secure the Company’s credit card limit and its facilities lease.

Investments

Investments are accounted for as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of investments classified as available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on investments classified as available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 5, 2019. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Leases

Effective January 1, 2019, the Company determines if a contract contains a lease at the inception of the contract. The Company currently has leases related to its facilities leased for office and laboratory space, which are classified as operating leases. These leases result in operating right-of-use (ROU) assets, current operating lease liabilities, and non-current operating lease liabilities in the condensed consolidated balance sheets. The Company does not have any financing leases. Leases with a term of 12 months or less are considered short-term and a ROU asset and lease obligation are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent an obligation to make lease payments arising from the lease, measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the life of the lease term. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The operating lease ROU assets also include any prepaid lease payments made and any other indirect costs and excludes any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

The Company applies the relevant accounting standards for derivatives and hedging (in addition to distinguishing liabilities from equity) when accounting for hybrid contracts that contain conversion options. Conversion options must be bifurcated from the host instruments and accounted for as free-standing financial instruments according to certain criteria. These criteria include circumstances when (i) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (ii) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable accounting principles with changes in fair value reported in earnings as they occurred, and (iii) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The derivative is subsequently measured at fair value at each reporting date, with the changes in fair value reported in earnings.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive loss includes unrealized gains and losses on investments classified as available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

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

For the three months ended March 31, 2019, the Company realized a net loss of $19.8 million. Shares of potentially dilutive securities totaled 23.9 million for the three months ended March 31, 2019, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 9.7 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Going Concern Assessment

Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07. ASU 2018-07 expands the scope of Accounting Standards Codification (ASC) 718, Compensation- Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of ASC 718 will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the update in the first quarter of fiscal year 2019 using the modified retrospective method. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASC 842), which requires a lessee to recognize a lease liability and a right-of-use asset for all leases with lease terms of more than 12 months. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those years, and early adoption is permitted. Companies may adopt this guidance using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the standard effective January 1, 2019 using the optional transition method as detailed in ASU 2018-11, which resulted in an increase in operating right-of-use assets of $16.6 million and an increase in total liabilities of $18.2 million on the unaudited condensed consolidated balance sheet as of the effective date. There was not a material impact to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019 as a result of the adoption of ASU 2016-02. There was no impact to the unaudited condensed consolidated financial statements for the prior periods presented due to the transition method elected. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the hindsight provision for determining the lease term and elected to aggregate all lease and non-lease components for each class of underlying assets into a single lease component.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective in the first quarter of 2020, with early adoption permitted.  The Company is currently evaluating the expected impact of ASU 2016-13 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13). ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company believes that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

The Company applied ASC 808, Collaborative Arrangements and determined that the Ono Agreement is applicable to such guidance. The Company concluded that Ono represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Ono Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. As a result, the license is classified as symbolic intellectual property under ASC 606. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. The upfront payment of $10.0 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services over the estimated four-year period based on actual costs incurred compared to the estimated total costs expected to be incurred under the Ono Agreement, as the research and development activities are the primary component of the combined performance obligation. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue, and such fees are recognized as revenue as the research services are delivered.

The Company has not assigned a transaction price to any Option Milestone, Milestones or Option Exercise Fees given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Royalties.

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement. During the three months ended March 31, 2019, the Company recognized $0.1 million of such expense, and the balance of the contract asset as of March 31, 2019 was $1.9 million.

The Company recognized revenue of $1.6 million under the Ono Agreement for the three months ended March 31, 2019. Such revenue was comprised of $1.1 million associated with research services and $0.5 million associated with the upfront payment. As of March 31, 2019, aggregate deferred revenue related to the Ono Agreement was $12.8 million, of which $6.4 million is classified as current.

Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. The four-year initial research term under the Juno Agreement concluded as scheduled on May 4, 2019, and accordingly, the Company expects the overall agreement to terminate upon the receipt of the last quarterly research payment of $0.2 million. Aside from this last quarterly research payment, no additional funding is expected from Juno.

The Company applied ASC 606 to evaluate the appropriate accounting for the Juno Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee.

Total revenue recognized under the Juno Agreement for both the three months ended March 31, 2019 and 2018 was $1.0 million. Such revenue for each period presented included $0.5 million associated with the upfront fee and an equity premium, and $0.5 million associated with research services. As of March 31, 2019, aggregate deferred revenue related to the Juno Agreement was $0.2 million, all of which is classified as current. As of March 31, 2019, accounts receivable related to the Juno Agreement was $0.5 million, which amount was received in April 2019.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK). The Amended MSK License amends and restates the Exclusive License Agreement entered into between the Company and MSK on August 19, 2016 (the Original MSK License), pursuant to which the Company entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

Pursuant to the Amended MSK License, MSK granted to the Company additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T cells, including the use of clustered regularly interspaced short palindromic repeat (CRISPR) and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. The Company has the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case it is obligated to pay MSK a percentage of certain sublicense income received by the Company.

The Company issued 500,000 shares of the Company’s common stock to MSK (the MSK Shares), and, in return, MSK returned its entire interest in Tfinity Therapeutics, Inc. (Tfinity) to the Company. As a result, as of the effective date of the Amended MSK License, Tfinity is a wholly-owned subsidiary of the Company. The MSK Shares were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the Securities Act), in reliance on Section 4(a)(2) of the Securities Act regarding transactions by an issuer not involving a public offering.

Additionally, the Company paid an upfront fee of $0.5 million. The Company is also obligated to pay to MSK an annual license maintenance fee during the term of the agreement, and milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

Furthermore, in the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive additional milestone payments, where the amount of such payments owed to MSK contingent upon certain increases in the price of the Company’s common stock relative to the price of the common stock following the date of achievement of such clinical milestone.

Given the high degree of uncertainty surrounding the achievement of clinical milestones and the requisite increase in the price of the Company’s common stock, the Company has not recorded a liability for such payments.

Upon initiation of the contract, the Company recognized an aggregate of $5.3 million of research and development expenses, consisting of the $0.5 million upfront cash payment to MSK and the issuance of the MSK Shares, valued at $4.8 million, associated with the Amended MSK License.

Gladstone License Agreement

On September 11, 2018, the Company entered into an exclusive license agreement (the Gladstone License Agreement) with the J. David Gladstone Institutes (Gladstone).

Pursuant to the Gladstone License Agreement, Gladstone granted to the Company exclusive licenses to certain patents and patent applications (the Patent Rights) for the research, development, manufacturing, and commercialization of human therapeutics derived from iPSCs. The Patent Rights cover the use of the CRISPR and engineered nuclease-deactivated CRISPR-associated protein-9 (dCas9) system, known as the CRISPR activation (CRISPRa) system, for cellular reprogramming and iPSC generation.

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

Upon initiation of the contract, the Company recognized an aggregate of $1.4 million of research and development expenses, consisting of the $0.1 million upfront cash payment to Gladstone and the issuance of the Gladstone Shares, valued at $1.3 million, associated with the Gladstone License Agreement.

3.	California Institute for Regenerative Medicine Award

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, the Company is eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period, which is estimated to be from April 1, 2018, to June 30, 2019 (the Project Period). The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports throughout the Project Period. In December 2018, the Company discussed with CIRM its intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and the Company’s preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, the Company submitted its IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. The Company and CIRM have agreed to suspend the Award until such time as the Company submits an IND application for FT516 in advanced solid tumors. The Company has notified CIRM of its intent to do so. At the time of suspension, an additional $0.5 million was available for funding under the Award.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of March 31, 2019, the Company has received aggregate disbursements under the Award in the amount of $3.5 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Investments

The Company invests portions of excess cash in United States treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying unaudited condensed consolidated balance sheets based on the maturity date and are accounted for as available-for-sale securities.

The Company did not have any investments as of March 31, 2019. The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2018 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2018
U.S. Treasury debt securities	1 or less	10,495	(2)	—	10,493
Total		$10,495	$(2)	$—	$10,493

The Company reviews its investment holdings at the end of each reporting period, and historically determined that any unrealized losses were not other-than-temporary unrealized losses because the Company did not intend to sell the underlying securities prior to maturity and it was not more likely than not that the Company would be required to sell these securities before the recovery of their amortized cost basis. During each of the three months ended March 31, 2019 and 2018, the Company did not recognize any impairment or realized gains or losses on sales of investments classified as available-for-sale securities.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Cash equivalents	$183,033	$183,033	$—	$—
Total	$183,033	$183,033	$—	$—

As of December 31, 2018:
Cash equivalents	$190,514	$190,514	$—	$—
U.S. Treasury debt securities	10,493	10,493	—	—
Total	$201,007	$201,007	$—	$—

The Company obtains pricing information from quoted market prices from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

As of March 31, 2019, and December 31, 2018, the Company had no material financial liabilities measured at fair value on a recurring basis.

6.	Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and other employee benefits	$1,901	$2,938
Accrued clinical trial related costs	4,462	4,729
Accrued other	3,587	3,259
Current accrued expenses	$9,950	$10,926

Long-term accrued expenses consist of accruals for the final payment fees associated with the Company’s long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31, 2019	December 31, 2018
Long-term debt	$15,000	$15,000
Less debt issuance costs and discount, net of current portion	(42)	(54)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,958	14,946
Less current portion of long-term debt	(4,000)	(2,500)
Long-term debt, net	$10,958	$12,446
Current portion of long-term debt	$4,000	$2,500
Less current portion of debt issuance costs and discount	(59)	(62)
Current portion of long-term debt, net	$3,941	$2,438

Silicon Valley Bank Debt Facilities

On July 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement (the Restated LSA) with Silicon Valley Bank (the Bank), collateralized by substantially all of the Company’s assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between us and the Bank (Loan Agreement). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the Term A Loan) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a Term B Loan). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

On July 14, 2017 (the First Amendment Effective Date), the Company and the Bank entered into the First Amendment (the SVB Loan Amendment) to the Restated LSA between the Company and the Bank dated July 30, 2014. Pursuant to the SVB Loan Amendment, the Bank extended an additional term loan to the Company on July 14, 2017 in the principal amount of $15.0 million (the 2017 Term Loan), a portion of which was applied to repay in full the Company’s existing outstanding debt with the Bank under the Restated LSA, which included outstanding principal, accrued interest, and final payment fees. Following such repayment in full of the Company’s existing outstanding debt with the Bank under the Restated LSA, cash proceeds to the Company from the remaining portion of the 2017 Term Loan were $7.5 million. The Company determined the repayment of the Restated LSA and issuance of the 2017 Term Loan was a debt extinguishment and accounted for the 2017 Term Loan at fair value as of the First Amendment Effective Date accordingly.

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of March 31, 2019 was 8.25%.

From August 1, 2017 through January 1, 2019 (the Interest-only Period), the Company was required to make monthly payments of interest only. In January 2019, after achievement of a product development milestone, the Company elected to extend the Interest Only Period from January 1, 2019 through and including July 31, 2019. The Company is required to repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule.

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

For both the three months ended March 31, 2019 and 2018, the Company recorded $0.4 million in aggregate interest expense related to the 2017 Term Loan.

Warrants

In connection with the funding of the Term B Loan under the Restated LSA, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. During March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. As of March 31, 2019, warrants to purchase 49,020 shares of the Company’s common stock remain outstanding subject to the 2014 Warrants. The 2014 Warrants expire in December 2021.

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

In connection with a prior debt agreement between the Company and the Bank in 2009, the Company issued the Bank fully exercisable warrants to purchase an aggregate of 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share. During the three months ended March 31, 2019, a portion of the warrants were exercised in exchange for 1,245 shares of the Company’s common stock in a cashless transaction. As of March 31, 2019, warrants to purchase 30,769 shares of the Company’s common stock remain outstanding. These warrants expire in August 2021.

7.	Leases

The Company leases certain office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended the operating lease, extending the term of the lease through the end of 2028 and agreeing to lease additional space in the same building as its existing space. The additional space leased as a result of the amendment was considered a separate lease for accounting purposes and was recorded on the unaudited condensed consolidated balance sheets as of the lease inception date during the three months ended March 31, 2019, resulting in an increase in operating right-of-use assets of $7.7 million and an increase in the aggregate lease liability of $9.6 million. The Company can extend the term of the lease for five years after the end of 2028 at the then prevalent market rate, subject to the Company's delivery to the landlord of twelve months' prior written notice. Additionally, the Company maintains the right to terminate the lease after October 2025, subject to the Company's delivery to the landlord of twelve month's prior written notice and an early termination payment of $2.5 million. As of the date of adoption of ASC 842, the Company was not reasonably certain that it would exercise the extension option or the termination option, and as such, did not include these options in the determination of the total lease term. The lease is subject to additional variable charges for common area maintenance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Further, the lease is subject to certain fixed amenities fees for the duration of the lease. These costs are considered non-lease components, which have been aggregated with the lease components into a single lease component for purposes of determining the total future lease payments. In connection with the lease, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million. The Company does not have any additional operating or finance leases that have not yet commenced.

As of March 31, 2019, future minimum payments under the operating lease are $40.6 million, which will be paid over the remaining lease term of 9.8 years. The discount rate for the operating lease liability was 8.0%, which was the Company's incremental borrowing rate at the date of adopting ASC 842. For the three months ended March 31, 2019, total operating lease cost was $1.5 million, which consisted of $0.9 million associated the straight-line recognition of fixed payments and $0.6 million associated with variable costs associated with the lease.

Future minimum payments under the non-cancelable operating lease as of March 31, 2019 are as follows (in thousands):

Operating Lease Payments
Remaining in 2019	$2,422
2020	3,761
2021	3,873
2022	3,989
2023	4,109
2024	4,232
Thereafter	18,238
Total undiscounted lease payments	$40,624
Less imputed interest	(12,907)
Total lease liability	$27,717

8.	Convertible Preferred Stock and Stockholders’ Equity

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2018	6,980,581	$5.58
Granted	2,693,160	16.32
Cancelled	(228,528)	10.25
Exercised	(420,920)	3.02
Balance at March 31, 2019	9,024,293	$8.79

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2018	188,625	$4.89
Granted	490,000	16.42
Cancelled	(16,000)	4.89
Vested	—	—
Balance at March 31, 2019	662,625	$13.42

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$2,183	$806
General and administrative	1,685	576
Total	$3,868	$1,382

As of March 31, 2019, the unrecognized compensation cost related to outstanding options was $42.0 million and is expected to be recognized as expense over a weighted average period of approximately 3.5 years.

As of March 31, 2019, the unrecognized compensation cost related to restricted stock units was $7.8 million which is expected to be recognized as expense over a weighted average period of approximately 3.3 years.

As of January 1, 2019, the Company adopted ASU 2018-07, which aligned the guidance on share-based payments to nonemployees with that for share-based payments to employees. As such, the measurement of equity-classified nonemployee awards will be fixed at the grant date and entities are not required to remeasure nonemployee equity awards at each reporting date until such time that the measurement date is established. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.6%	2.4%
Expected volatility	79.3%	79.0%
Expected term (in years)	6.1	6.0
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2019 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	420,920	—	1,258	—	—	1,258
Issuance of common stock upon cashless warrant exercise	—	—	1,245	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,868	—	—	3,868
Unrealized gain on short-term investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(19,760)	(19,760)
Balance at March 31, 2019	2,819,549	$3	65,115,846	$65	$450,925	$—	$(305,156)	$145,837

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2018 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	174,984	—	606	—	—	606
Issuance of common stock upon cashless warrant exercise	—	—	34,149	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,382	—	—	1,382
Issuance costs from public offering of common stock	—	—	—	—	(37)	—	—	(37)
Unrealized loss on short-term investments	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(14,135)	(14,135)
Balance at March 31, 2018	2,819,549	$3	52,857,734	$53	$297,885	$(13)	$(232,933)	$64,995

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2019.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our clinical trial of ProTmune under our own Investigational New Drug (IND) application;
•	conduct our clinical trials of FATE-NK100, including under investigator-sponsored clinical trial agreements with the University of Minnesota and under our own IND application;
•	conduct our clinical trials of FT500 and FT516 under our own IND applications;
•

conduct GMP manufacture, process development and technology transfer activities for the production of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

•	source clinical supplies and materials used to manufacture our product candidates;

•	conduct preclinical research, process development, manufacturing and development activities to support the clinical translation of our first-in-class product candidates derived from master iPSC lines;
•	conduct clinical trials of our product candidates;
•	build out our own GMP manufacturing capabilities;
•	continue our research and development activities, including under our collaboration agreement with Ono;
•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	hire additional clinical, manufacturing, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Fate Therapeutics Ltd. (Fate Ltd.), incorporated in the United Kingdom, and 100% of the voting shares of Fate Therapeutics B.V. (Fate B.V.), incorporated in the Netherlands, each of whose operations have not been material to date. Effective May 2018, Fate Therapeutics, Inc. owns 100% of the voting shares of Tfinity Therapeutics, Inc. (Tfinity) and previously owned the majority of the voting shares of Tfinity and controlled Tfinity for consolidation purposes. To date, Tfinity has not had any material operations. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, Fate B.V., and Fate Ltd. All intercompany transactions and balances are eliminated in consolidation.

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates. Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate, of which $5.0 million was received in October 2018.

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

During the three months ended March 31, 2019, we recognized $1.6 million of collaboration revenue under the Ono Agreement. As of March 31, 2019, aggregate deferred revenue related to the Ono Agreement was $12.8 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

In connection with the Juno Agreement, during both the three months ended March 31, 2019 and 2018, we have recognized $1.0 million, as collaboration revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2019, aggregate deferred revenue related to the Juno Agreement was $0.2 million.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled (and we expect the overall agreement to terminate upon receipt of the final quarterly research payment of $0.2 million).

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

•	costs incurred under our collaboration agreements;
•	costs for research, laboratory and manufacturing materials and supplies;
•	costs incurred to license and maintain intellectual property rights; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development of our product candidates, research and develop our cell programming technology including our iPSC product platform, and perform our obligations under collaboration and license agreements, including our agreements with Ono, the University of Minnesota, and Memorial Sloan Kettering. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

•	conducting preclinical research and process development activities to investigate the therapeutic potential or our immuno-regulatory product candidates; and
•

performing research, preclinical development, process development, manufacturing and clinical translation activities under our sponsored research and collaboration agreements, including our agreements with Ono, the University of Minnesota, and Memorial Sloan Kettering.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of our adoption of new lease guidance, the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the three months ended March 31, 2019.

See Note 1 to the Condensed Consolidated Financial Statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Increase/
	2019	2018	(Decrease)
Collaboration revenue	$2,632	$1,026	$1,606
Research and development expense	17,728	11,476	6,252
General and administrative expense	5,350	3,604	1,746
Total other income (expense), net	686	(81)	767

Revenue. During the three months ended March 31, 2019 and 2018, we recognized revenue of $2.6 million and $1.0 million, respectively, under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $17.7 million for the three months ended March 31, 2019, compared to $11.5 million for the three months ended March 31, 2018. The increase in research and development expenses primarily includes the following changes:

•	$2.7 million increase in employee compensation and benefits expense, including employee stock-based compensation expense;
•

$1.5 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$1.3 million increase in expenditures for laboratory equipment, materials and supplies relating to the conduct of our clinical trials and our manufacturing and research activities; and
•	$0.6 million increase in facility lease expense due to an office and lab space expansion in January 2019.

General and administrative expenses.  General and administrative expenses were $5.4 million for the three months ended March 31, 2019, compared to $3.6 million for the three months ended March 31, 2018. The increase in general and administrative expenses primarily relates to a $1.4 million increase in employee compensation and benefits expense, including employee stock-based compensation expense.

Other income (expense), net.  Other income (expense), net was $0.7 million for the three months ended March 31, 2019 and ($0.1) million for the three months ended March 31, 2018. Other income (expense), net for each period presented consisted primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense relating to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2019, we had an accumulated deficit of $305.2 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $12.6 million for the three months ended March 31, 2018 to $17.5 million for the three months ended March 31, 2019. The primary driver of this change in cash used in operating activities was our increase in net loss, partially offset by an increase in stock-based compensation expense.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement with Ono for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (each a Candidate and collectively the Candidates). Under the terms of the Ono Agreement, Ono paid to us an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono pays us annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. Further, under the terms of the Ono Agreement, Ono has agreed to pay us an additional $40.0 million, subject to the achievement of a preclinical milestone and the exercise by Ono of its options to obtain exclusive licenses to develop and commercialize the Candidates. Such fees are in addition to the upfront payment and research and development fees.

Pursuant to the Ono Agreement, we and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing each Candidate to a pre-defined preclinical milestone. We have granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize (a) Candidate 1 in Asia, with us retaining rights for development and commercialization in all other territories of the world and (b) Candidate 2 in all territories of the world, with us retaining the right to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement whereby it is eligible to share at least 50% of the profits and losses.

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of March 31, 2019, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of March 31, 2019, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of March 31, 2019, all such consideration has been paid, with $1.0 million paid during the three months ended March 31, 2019.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. During the three months ended March 31, 2019, we received $0.5 million in research payments related to the Juno Agreement, and we received an additional $0.5 million research payment during April 2019.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled (and we expect the overall agreement to terminate upon receipt of the final quarterly research payment of $0.2 million).

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

J. David Gladstone Institutes License Agreement

On September 11, 2018, we entered into an exclusive license agreement with the J. David Gladstone Institutes (Gladstone). Pursuant to the license agreement with Gladstone, we issued 100,000 shares of our common stock to Gladstone, which shares were valued at $1.3 million on the date of the agreement. We also paid an upfront cash fee of $0.1 million, and we are obligated to pay milestone payments in an aggregate amount of up to approximately $1.9 million upon the achievement of specified clinical, regulatory and commercial milestones and as well as royalties to Gladstone in the low single digits on net sales of licensed products. We are also obligated to pay Gladstone a tiered percentage in the low to mid-single digits of certain sublicense income received by us.

Investing Activities

During the three months ended March 31, 2019 and 2018, investing activities provided cash of $8.8 million and used cash of $43.8 million, respectively. During the three months ended March 31, 2019, maturities of short-term investments were $10.5 million, partially offset by purchases of property and equipment of $1.7 million. During the three months ended March 31, 2018, we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $12.0 million in maturities of these short-term investments and purchases of property and equipment of $0.2 million.

Financing Activities

For the three months ended March 31, 2019, financing activities provided cash of $1.3 million, which consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options net of issuance costs.

For the three months ended March 31, 2018, financing activities provided cash of $0.4 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through March 31, 2019, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2019, we had aggregate cash and cash equivalents of $183.0 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award, which is estimated to be from April 1, 2018 to June 30, 2019 (the Project Period). In December 2018, we discussed with CIRM our intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and our preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, we submitted our IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. We agreed with CIRM to suspend the Award until such time as we elect to proceed with our submission of an IND application for FT516 in advanced solid tumors. At the time of suspension, an additional $0.5 million was available for funding under the Award.

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

On July 14, 2017, we entered into an amendment (SVB Loan Amendment) of the Restated LSA with the Bank where the Bank extended an additional term loan to us in the principal amount of $15.0 million (2017 Term Loan), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA. Following such repayment in full of our existing outstanding debt with the Bank under the Restated LSA, cash proceeds from the remaining portion of the Term Loan were $7.5 million.

The 2017 Term Loan matures on January 1, 2022 (Term Loan Maturity Date). The 2017 Term Loan bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. From August 1, 2017 through January 1, 2019 (Interest-only Period), we were required to make monthly payments of interest only. In January 2019, after achievement of a product development milestone, we elected to extend the Interest-Only Period from January 1, 2019 through and including to July 31, 2019. We are required to repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. The final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5% final payment fee.

Subject to certain conditions, including the payment of a prepayment fee in the amount of 1% of the principal amount of the Term Loan for any prepayment made before July 14, 2019, we may voluntarily prepay all, but not less than all, of the 2017 Term Loan.

In connection with the SVB Loan Amendment, we issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. All such warrants have been exercised as of March 31, 2019.

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

Agreement with Juno Therapeutics, Inc.

Pursuant to the terms of the Juno Agreement, Juno purchased one million shares of our common stock, at $8.00 per share, for an aggregate purchase price of $8.0 million in May 2015, $4.6 million of which was considered an equity component of the transaction.

Registration Statements on Form S-3

In November 2018, we filed an automatic shelf registration statement (File No. 333-228513), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the automatic shelf registration statement would be established at the time of such offering. Additionally, we entered into a sales agreement with Leerink Partners LLC (Leerink) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Leerink as the sales agent.

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 31, 2019, after giving effect to our September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 31, 2019, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under this shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described above.

Operating Capital Requirements

We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the research and development of, and seek regulatory approvals for, our product candidates and conduct additional research and development activities pursuant to our collaboration agreement with Ono. Our product candidates have not yet achieved regulatory approval and we may not be successful in achieving commercialization of our product candidates.

We believe our existing cash and cash equivalents as of March 31, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research and development of our product candidates and to perform our research and development obligations under our collaboration agreement with Ono, and we may be forced to seek additional funds sooner than expected to pursue our research and development activities. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects.

Our forecast of the period of time through which our existing cash and cash equivalents will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, timing, progress, size, duration, costs and results of our clinical trials and preclinical studies for our product candidates;
•	the number and the nature of product candidates that we pursue;
•	the cost of manufacturing and process development of our product candidates, including the cost of supplies and materials to support these activities;
•	the time, cost and outcome of seeking and obtaining regulatory approvals;
•	the extent to which we are required to pay milestone or other payments under our in-license agreements and the timing of such payments;
•	the extent to which milestones are achieved under our collaboration agreement with Ono, and the time to achievement of such milestones and our receipt of any associated milestone payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the expansion of our research and development activities, including our need and ability to hire additional employees and procure additional equipment, materials and supplies;
•	the establishment and continuation of collaborations and strategic alliances;
•	the timing and terms of future in-licensing and out-licensing transactions; and
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval.

If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

In July 2017, we entered into the SVB Loan Amendment with the Bank. Pursuant to the SVB Loan Amendment, the Bank extended a term loan to us in an aggregate principal amount of $15.0 million. See Note 6 of the unaudited condensed consolidated financial statements for further details.

We lease certain office and laboratory space under a non-cancelable operating lease. In May 2018, we amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. The lease is subject to additional charges for common area maintenance and other costs. As of March 31, 2019, future minimum fixed payments under the operating lease are $40.6 million. We maintain the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million. See Note 7 of the unaudited condensed consolidated financial statements for further details.

We have no material contractual obligations not fully recorded on our unaudited condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, our cash and cash equivalents consisted of cash and money market mutual funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Enhancements were made to our internal controls over financial reporting, effective beginning on January 1, 2019, due to the adoption and implementation of the new lease guidance under ASC 842.

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
•

difficulties in obtaining agreement from regulatory authorities on study endpoints and/or study duration, achieving study endpoints, the amount and sufficiency of data, demonstrating efficacy and safety, and completing data analysis in clinical trials for any of our product candidates;

•

difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our product candidates, including FT819 and any other product candidates that we may identify;

•	the occurrence of unexpected safety issues or adverse events in any ongoing or future clinical trial of our product candidates;
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

As of March 31, 2019, our cash and cash equivalents were $183.0 million. We intend to use our cash and cash equivalents to fund the advancement of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, including FT500 and FT516, and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, ProTmune, FATE-NK100, FT500 and FT516, and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the cost of manufacturing and commercialization activities and arrangements, including the manufacturing of our product candidates and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Ltd., the University of Minnesota, and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

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

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials of ProTmune, FATE-NK100, or FT500, or initiating and conducting any future clinical trials of ProTmune, FATE-NK100, or FT500, or our other product candidates, including FT516 and other iPSC-derived cell product candidates that we may identify. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials of ProTmune, FATE-NK100, FT500, or the initiation of clinical trials for FT516 or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the early clinical or preclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, particularly FT500 and FT516, and any other iPSC-derived cell product candidates we develop, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

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

Regulatory requirements in the United States and in other countries governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. For example, within the FDA, the Center for Biologics Evaluation and Research, or CBER, restructured and created a new Office of Tissues and Advanced Therapies to better align its oversight activities with FDA Centers for Drugs and Medical Devices. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as ours. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

Reliance on third parties for manufacture of our product candidates entails certain risks, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial, personnel or other resources to meet its obligations, the possibility that the third party fails to manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination of our manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. Any failure by third parties that are manufacturing our product candidates to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of our product candidates. Any of these developments could harm our product development efforts.

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
•

sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2019, we had an accumulated deficit of $305.2 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, including for ProTmune, FATE-NK100, FT500 and FT516, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of May 6, 2019, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 46.4% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 55.7%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock and might affect the market price of our common stock.

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

Fate Therapeutics, Inc.

Date: May 7, 2019	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)