Form 10-Q
period 2019-06-30
FATE THERAPEUTICS INC
filed 2019-08-06
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, 65,385,990 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,435	$190,514
Accounts receivable	—	500
Short-term investments and related maturity receivables	90,573	10,493
Prepaid expenses and other current assets	3,170	3,689
Total current assets	165,178	205,196
Property and equipment, net	9,225	5,125
Operating lease right-of-use assets	23,560	—
Restricted cash	227	227
Collaboration contract asset	1,687	1,958
Other assets	—	526
Total assets	$199,877	$213,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,410	$4,205
Accrued expenses	9,834	10,926
CIRM award liability, current portion	2,106	2,106
Deferred revenue, current portion	5,049	7,588
Operating lease liabilities, current portion	1,572	—
Long-term debt, current portion	5,447	2,438
Total current liabilities	29,418	27,263
Deferred rent	—	3,401
Accrued expenses	718	549
Deferred revenue, net of current portion	5,244	7,500
CIRM award liability, net of current portion	1,404	1,404
Operating lease liabilities, net of current portion	26,098	—
Long-term debt, net of current portion	9,469	12,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2019 and December 31, 2018; 2,819,549 Class A Convertible Preferred shares issued and outstanding at June 30, 2019 and December 31, 2018	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at June 30, 2019 and December 31, 2018; issued and outstanding—65,309,891 at June 30, 2019 and 64,693,681 at December 31, 2018	65	65
Additional paid-in capital	455,999	445,799
Accumulated other comprehensive gain (loss)	93	(2)
Accumulated deficit	(328,634)	(285,396)
Total stockholders’ equity	127,526	160,469
Total liabilities and stockholders’ equity	$199,877	$213,032

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Collaboration revenue	$2,817	$1,027	$5,449	$2,053
Operating expenses:
Research and development	21,631	16,816	39,359	28,292
General and administrative	5,270	3,816	10,620	7,420
Total operating expenses	26,901	20,632	49,979	35,712
Loss from operations	(24,084)	(19,605)	(44,530)	(33,659)
Other income (expense):
Interest income	1,015	376	2,106	707
Interest expense	(409)	(425)	(814)	(837)
Total other income (expense), net	606	(49)	1,292	(130)
Net loss	$(23,478)	$(19,654)	$(43,238)	$(33,789)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	93	(2)	95	(12)
Comprehensive loss	$(23,385)	$(19,656)	$(43,143)	$(33,801)
Net loss per common share, basic and diluted	$(0.36)	$(0.37)	$(0.66)	$(0.64)
Weighted-average common shares used to compute basic and diluted net loss per share	65,213,364	53,130,518	65,067,801	52,947,926

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(43,238)	$(33,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983	567
Stock-based compensation	8,254	2,867
Amortization of debt discounts and debt issuance costs	32	38
Amortization of premiums and discounts on investments, net	(303)	(212)
Amortization of collaboration contract asset	271	—
Noncash interest expense	159	185
Deferred rent	—	71
Deferred revenue	(4,795)	(1,053)
Issuance of common stock for license agreement	—	4,845
Changes in operating assets and liabilities:
Accounts receivable	500	—
Prepaid expenses and other assets	519	(336)
Accounts payable and accrued expenses	(893)	2,743
Right-of-use assets and lease liabilities, net	709	—
Net cash used in operating activities	(37,802)	(24,074)
Investing activities
Purchases of property and equipment	(3,541)	(462)
Purchases of short-term investments	(106,182)	(55,660)
Maturities of short-term investments	26,500	26,000
Net cash used in investing activities	(83,223)	(30,122)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	1,946	781
Issuance costs from public offering of common stock	—	(270)
Proceeds from CIRM award	—	1,000
Net cash provided by financing activities	1,946	1,511
Net change in cash, cash equivalents and restricted cash	(119,079)	(52,685)
Cash, cash equivalents and restricted cash at beginning of the period	190,741	89,074
Cash, cash equivalents and restricted cash at end of the period	$71,662	$36,389
Supplemental disclosure of cash flow information
Interest paid	$626	$613
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,053	$473

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

As of June 30, 2019, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2019 (in thousands):

Six Months Ended June 30,
2019
Cash and cash equivalents	$71,435
Restricted cash	227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$71,662

Amounts included in restricted cash represent security deposits required to secure the Company’s credit card limit and its facilities lease.

Investments

Investments are accounted for as available-for-sale securities and are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of investments classified as available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on investments classified as available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 5, 2019. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent an obligation to make lease payments arising from the lease, measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Operating lease ROU assets also include any prepaid lease payments made and any other indirect costs and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

For the three and six months ended June 30, 2019, the Company realized a net loss of $23.5 million and $43.2 million, respectively. Shares of potentially dilutive securities totaled 24.1 million for the three and six months ended June 30, 2019, including 14.1 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 9.9 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

The Company adopted the standard effective January 1, 2019 using the optional transition method as detailed in ASU 2018-11, which resulted in an increase in operating right-of-use assets of $16.6 million and an increase in total liabilities of $18.2 million on the unaudited condensed consolidated balance sheet as of the effective date. There was no material impact on the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2019 as a result of the adoption of ASU 2016-02. There was no impact to the unaudited condensed consolidated financial statements for the prior periods presented due to the transition method elected. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the hindsight provision for determining the lease term and elected to aggregate all lease and non-lease components for each class of underlying assets into a single lease component.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the expected impact of ASU 2016-13 on the Company’s consolidated financial statements.

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

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement. During the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.3 million of such expense, respectively, and the balance of the contract asset as of June 30, 2019 was $1.7 million.

The Company recognized revenue of $2.5 million and $4.1 million under the Ono Agreement for the three and six months ended June 30, 2019, respectively. Such revenue comprised $1.7 million associated with research services and $0.8 million associated with the upfront payment for the three months ended June 30, 2019, and $2.7 million associated with research services and $1.4 million associated with the upfront payment for the six months ended June 30, 2019. As of June 30, 2019, aggregate deferred revenue related to the Ono Agreement was $10.3 million, of which $5.0 million is classified as current.

Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. The four-year initial research term under the Juno Agreement concluded as scheduled on May 4, 2019, and the overall agreement was terminated upon the receipt of the last quarterly research payment of $0.2 million, which occurred during the three months ended June 30, 2019. No additional funding is expected from Juno.

The Company applied ASC 606 to evaluate the appropriate accounting for the Juno Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee.

Total revenue recognized under the Juno Agreement for the three and six months ended June 30, 2019 was $0.4 million and $1.4 million, respectively. Such revenue comprised $0.2 million associated with the upfront fee and equity premium, and $0.2 million associated with research services for the three months ended June 30, 2019. Such revenue for the six months ended June 30, 2019 comprised $0.7 million associated with the upfront fee and equity premium, and $0.7 million associated with research services. Total revenue recognized under the Juno Agreement for the three and six months ended June 30, 2018 was $1.0 million and $2.1 million, respectively. No additional revenue is expected to be recognized under the Juno Agreement in future periods.

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

3.	California Institute for Regenerative Medicine Award

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, the Company is eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period. The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports under the Award. In December 2018, the Company discussed with CIRM its intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and the Company’s preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, the Company submitted its IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. The Company and CIRM have agreed to suspend the Award until such time as the Company submits an IND application for FT516 in advanced solid tumors. The Company has notified CIRM of its intent to do so. At the time of suspension, an additional $0.5 million was available for funding under the Award.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of June 30, 2019, the Company has received aggregate disbursements under the Award in the amount of $3.5 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Investments

The Company invests portions of excess cash in United States Treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying unaudited condensed consolidated balance sheets based on the maturity date and are accounted for as available-for-sale securities.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2019, and December 31, 2018 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2019
U.S. Treasury debt securities	1 or less	90,480	—	93	90,573
Total		$90,480	$—	$93	$90,573

December 31, 2018
U.S. Treasury debt securities	1 or less	10,495	(2)	—	10,493
Total		$10,495	$(2)	$—	$10,493

The Company reviews its investment holdings at the end of each reporting period and determines if any unrealized losses are other-than-temporary using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and six months ended June 30, 2019 and 2018, the Company did not recognize any impairment or realized gains or losses on sales of investments and the Company does not consider any of its investments as other-than-temporarily impaired.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. Treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Cash equivalents
Money market funds	$71,435	$71,435	$—	$—
Short-term investments
U.S. Treasury debt securities	90,573	90,573	—	—
Total	$162,008	$162,008	$—	$—

As of December 31, 2018:
Cash equivalents
Money market funds	$190,514	$190,514	$—	$—
Short-term investments
U.S. Treasury debt securities	10,493	10,493	—	—
Total	$201,007	$201,007	$—	$—

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

As of June 30, 2019, and December 31, 2018, the Company had no material financial liabilities measured at fair value on a recurring basis.

6.	Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and other employee benefits	$2,036	$2,938
Accrued clinical trial related costs	4,858	4,729
Accrued other	2,940	3,259
Current accrued expenses	$9,834	$10,926

Long-term accrued expenses consist of accruals for the final payment fees associated with the Company’s long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30, 2019	December 31, 2018
Long-term debt	$15,000	$15,000
Less debt issuance costs and discount, net of current portion	(31)	(54)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,969	14,946
Less current portion of long-term debt	(5,500)	(2,500)
Long-term debt, net	$9,469	$12,446
Current portion of long-term debt	$5,500	$2,500
Less current portion of debt issuance costs and discount	(53)	(62)
Current portion of long-term debt, net	$5,447	$2,438

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

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of June 30, 2019 was 8.25%.

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

For both the three months ended June 30, 2019 and 2018, the Company recorded $0.4 million in aggregate interest expense related to the 2017 Term Loan. For both the six months ended June 30, 2019 and 2018, the Company recorded $0.8 million in aggregate interest expense related to the 2017 Term Loan.

Warrants

In connection with the funding of the Term B Loan under the Restated LSA, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. During March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. As of June 30, 2019, warrants to purchase 49,020 shares of the Company’s common stock remain outstanding subject to the 2014 Warrants. The 2014 Warrants expire in December 2021.

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

In connection with a prior debt agreement between the Company and the Bank in 2009, the Company issued the Bank fully exercisable warrants to purchase an aggregate of 36,074 shares of the Company’s common stock at a weighted average exercise price of $7.21 per share. During the six months ended June 30, 2019, a portion of the warrants were exercised in exchange for 1,245 shares of the Company’s common stock in a cashless transaction. As of June 30, 2019, warrants to purchase 30,769 shares of the Company’s common stock remain outstanding. These warrants expire in August 2021.

7.	Leases

The Company leases certain office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended the operating lease, extending the term of the lease through the end of 2028 and agreeing to lease additional space in the same building as its existing space beginning in January 2019. The additional space leased as a result of the amendment was considered a separate lease for accounting purposes and was recorded on the unaudited condensed consolidated balance sheets as of the lease inception date during January 2019, resulting in an increase in operating right-of-use assets of $7.7 million and an increase in the aggregate lease liability of $9.6 million. The Company can extend the term of each lease for five years after the end of 2028 at the then prevalent market rate, subject to the Company's delivery to the landlord of twelve months' prior written notice. Additionally, the Company maintains the right to terminate each lease after October 2025, subject to the Company's delivery to the landlord of twelve month's prior written notice and an early termination payment of $2.5 million. As of the date of adoption of ASC 842 and upon the lease inception date, the Company was not reasonably certain that it would exercise the extension option or the termination option, and as such, did not include these options in the determination of the total lease terms. The leases are subject to additional variable charges for common area maintenance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Further, the leases are subject to certain fixed amenities fees for the duration of the lease. These costs are considered non-lease components, which have been aggregated with the lease components into a single lease component for purposes of determining the total future lease payments. In connection with the leases, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million. The Company does not have any additional operating or finance leases that have not yet commenced.

As of June 30, 2019, future minimum payments under the Company’s operating leases were $40.0 million, which will be paid over the remaining lease term of 9.5 years. The discount rate for the operating lease liabilities was 8.0%, which was the Company's incremental borrowing rate at the date of adopting ASC 842 and upon lease inception.

For the three months ended June 30, 2019, total operating lease expense was $1.5 million, which consisted of $0.9 million associated with the straight-line recognition of fixed payments, and $0.6 million associated with variable costs associated with the lease. For the six months ended June 30, 2019, total operating lease expense was $3.0 million, which consisted of $1.9 million associated with the straight-line recognition of fixed payments, and $1.1 million associated with variable costs associated with the lease.

Total short-term lease expense associated with short-term leases for both the three and six months ended June 30, 2019 was $0.2 million.

Future minimum payments under the non-cancelable operating leases as of June 30, 2019 are as follows (in thousands):

Operating Lease Payments
Remaining in 2019	$1,825
2020	3,760
2021	3,873
2022	3,989
2023	4,109
2024	4,232
Thereafter	18,239
Total undiscounted lease payments	$40,027
Less imputed interest	(12,357)
Total lease liability	$27,670

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

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2018	6,980,581	$5.58
Granted	3,131,360	16.46
Cancelled	(270,172)	10.39
Exercised	(614,965)	3.18
Balance at June 30, 2019	9,226,804	$9.29

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2018	188,625	$4.89
Granted	520,000	16.41
Cancelled	(16,000)	4.89
Vested	—	—
Balance at June 30, 2019	692,625	$13.54

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,479	$853	$4,662	$1,659
General and administrative	1,907	632	3,592	1,208
Total	$4,386	$1,485	$8,254	$2,867

As of June 30, 2019, the unrecognized compensation cost related to outstanding options was $43.3 million and is expected to be recognized as expense over a weighted average period of approximately 3.2 years.

As of June 30, 2019, the unrecognized compensation cost related to restricted stock units was $7.5 million which is expected to be recognized as expense over a weighted average period of approximately 3.1 years.

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

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	2.4%
Expected volatility	79.8%	79.0%
Expected term (in years)	6.1	6.1
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2019 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	420,920	—	1,258	—	—	1,258
Issuance of common stock upon cashless warrant exercise	—	—	1,245	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,868	—	—	3,868
Unrealized gain on short-term investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(19,760)	(19,760)
Balance at March 31, 2019	2,819,549	$3	65,115,846	$65	$450,925	$—	$(305,156)	$145,837
Exercise of stock options, net of issuance costs	—	—	194,045	—	688	—	—	688
Stock-based compensation	—	—	—	—	4,386	—	—	4,386
Unrealized gain on short-term investments	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(23,478)	(23,478)
Balance at June 30, 2019	2,819,549	$3	65,309,891	$65	$455,999	$93	$(328,634)	$127,526

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2018 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	174,984	—	606	—	—	606
Issuance of common stock upon cashless warrant exercise	—	—	34,149	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,382	—	—	1,382
Issuance costs from public offering of common stock	—	—	—	—	(37)	—	—	(37)
Unrealized loss on short-term investments	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(14,135)	(14,135)
Balance at March 31, 2018	2,819,549	$3	52,857,734	$53	$297,885	$(13)	$(232,933)	$64,995
Exercise of stock options, net of issuance costs	—	—	30,686	—	175	—	—	175
Stock-based compensation	—	—	—	—	1,485	—	—	1,485
Issuance costs from public offering of common stock	—	—	—	—	(19)	—	—	(19)
Issuance of common stock for license agreements	—	—	500,000	—	4,845	—	—	4,845
Unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(19,654)	(19,654)
Balance at June 30, 2018	2,819,549	$3	53,388,420	$53	$304,371	$(15)	$(252,587)	$51,825

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

During the three and six months ended June 30, 2019, we recognized $2.5 million and $4.1 million, respectively, of collaboration revenue under the Ono Agreement. As of June 30, 2019, aggregate deferred revenue related to the Ono Agreement was $10.3 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

In connection with the Juno Agreement, during the three and six months ended June 30, 2019, we recognized $0.4 million and $1.4 million, respectively, as collaboration revenue in the unaudited condensed consolidated statements of operations and comprehensive loss.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled. The final quarterly research payment of $0.2 million was received during the three months ended June 30, 2019 and no additional payments are expected.

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

•	sourcing clinical supplies and materials used to manufacture our product candidates;
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

With the exception of our adoption of new lease guidance, the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the six months ended June 30, 2019.

See Note 1 to the condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Increase
Collaboration revenue	$2,817	$1,027	$1,790
Research and development expense	21,631	16,816	4,815
General and administrative expense	5,270	3,816	1,454
Total other income (expense), net	606	(49)	655

Revenue. During the three months ended June 30, 2019 and 2018, we recognized revenue of $2.8 million and $1.0 million, respectively, under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $21.6 million for the three months ended June 30, 2019, compared to $16.8 million for the three months ended June 30, 2018. The increase in research and development expenses primarily includes the following changes:

•	$3.6 million increase in employee compensation and benefits expense, including employee stock-based compensation expense;
•	$3.1 million increase in third-party professional consultant and service provider expenses relating to clinical development and manufacture of our product candidates;
•

$2.4 million increase in expenditures for laboratory equipment, materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our research collaboration agreements; and

•	$0.6 million increase in facility lease expense due to an office and lab space expansion in January 2019.

These increases were partially offset by a decrease of $5.3 million in licensing expense resulting from the Amended MSK License that occurred in May 2018. No such expense was present in fiscal year 2019. See Note 2 of the unaudited condensed consolidated financial statements for further details.

General and administrative expenses.  General and administrative expenses were $5.3 million for the three months ended June 30, 2019, compared to $3.8 million for the three months ended June 30, 2018. The increase in general and administrative expenses primarily relates to a $1.5 million increase in employee compensation and benefits expense, including employee stock-based compensation expense.

Other income (expense), net.  Other income (expense), net was $0.6 million for the three months ended June 30, 2019 and ($0.1) million for the three months ended June 30, 2018. Other income (expense), net for each period presented consisted primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense relating to our term loans with Silicon Valley Bank.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018	Increase
Collaboration revenue	$5,449	$2,053	$3,396
Research and development expense	39,359	28,292	11,067
General and administrative expense	10,620	7,420	3,200
Total other income (expense), net	1,292	(130)	1,422

Revenue. During the six months ended June 30, 2019 and 2018, we recognized revenue of $5.4 million and $2.1 million, respectively, under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $39.4 million for the six months ended June 30, 2019, compared to $28.3 million for the six months ended June 30, 2018. The increase in research and development expenses primarily includes the following changes:

•	$6.3 million increase in employee compensation and benefits expense, including employee stock-based compensation expense;
•	$4.6 million increase in third-party professional consultant and service provider expenses relating to clinical development and manufacture of our product candidates;
•

$3.7 million increase in expenditures for laboratory equipment, materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our research collaboration agreements; and

•	$1.2 million increase in facility lease expense due to an office and lab space expansion in January 2019.

These increases were partially offset by a decrease of $5.3 million in licensing expense resulting from the Amended MSK License that occurred in May 2018. No such expense was present in fiscal year 2019. See Note 2 of the unaudited condensed consolidated financial statements for further details.

General and administrative expenses.  General and administrative expenses were $10.6 million for the six months ended June 30, 2019, compared to $7.4 million for the six months ended June 30, 2018. The increase in general and administrative expenses primarily relates to a $2.9 million increase in employee compensation and benefits expense, including employee stock-based compensation expense.

Other income (expense), net.  Other income (expense), net was $1.3 million for the six months ended June 30, 2019 and ($0.1) million for the six months ended June 30, 2018. Other income (expense), net for each period presented consisted primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense relating to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2019 we had an accumulated deficit of $328.6 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $24.1 million for the six months ended June 30, 2018 to $37.8 million for the six months ended June 30, 2019. The primary driver of this change in cash used in operating activities was our increase in net loss, partially offset by an increase in stock-based compensation expense.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of June 30, 2019, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of June 30, 2019, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of June 30, 2019, all such consideration has been paid, with $1.0 million paid during the six months ended June 30, 2019.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. During the six months ended June 30, 2019, we received $1.2 million in research payments related to the Juno Agreement.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled and the overall agreement terminated during the three months ended June 30, 2019 upon receipt of the final quarterly research payment of $0.2 million.

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

Investing Activities

During the six months ended June 30, 2019 and 2018, investing activities used cash of $83.2 million and $30.1 million, respectively. During the six months ended June 30, 2019, purchases of short-term investments were $106.2 million, which were partially offset by $26.5 million in maturities of these short-term investments. During the six months ended June 30, 2018, we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $26.0 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2019, financing activities provided cash of $1.9 million, which consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options net of issuance costs.

For the six months ended June 30, 2018, financing activities provided cash of $1.5 million, which primarily consisted of $1.0 million of proceeds from the California Institute for Regenerative Medicine Award (as described below) and the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through June 30, 2019, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2019, we had aggregate cash and cash equivalents and short-term investments of $162.0 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In December 2018, we discussed with CIRM our intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and our preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, we submitted our IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. We agreed with CIRM to suspend the Award until such time as we elect to proceed with our submission of an IND application for FT516 in advanced solid tumors. At the time of suspension, an additional $0.5 million was available for funding under the Award.

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

In connection with the SVB Loan Amendment, we issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. All such warrants have been exercised as of June 30, 2019.

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

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of June 30, 2019, after giving effect to our September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of June 30, 2019, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under this shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described above.

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

We believe our existing cash and cash equivalents and short-term investments as of June 30, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

We lease certain office and laboratory space under a non-cancelable operating lease. In May 2018, we amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. The lease is subject to additional charges for common area maintenance and other costs. As of June 30, 2019, future minimum fixed payments under the operating lease are $40.0 million. We maintain the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million. See Note 7 of the unaudited condensed consolidated financial statements for further details.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2019 our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from three to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

•	governmental or regulatory delays, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines;
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

•	inability to reach agreement on clinical trial design and parameters with regulatory authorities, investigators and IRBs;
•	failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the manufacture of any product candidate;
•	challenges in distributing our product candidates to clinical trial sites, or failure to establish effective protocols for the supply and transport of our product candidates;
•	the costs of conducting clinical trials or manufacturing of our product candidates being greater than we anticipate or the timelines for these activities being longer than we anticipate;
•	data monitoring committees recommending suspension, termination or a clinical hold for various reasons, including concerns about patient safety;
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

As of June 30, 2019, our cash and cash equivalents and short-term investments were $162.0 million. We intend to use our cash and cash equivalents and short-term investments to fund the advancement of ProTmune, FATE-NK100, our iPSC-derived cell product candidates, including FT500 and FT516, and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, ProTmune, FATE-NK100, FT500 and FT516, and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Ltd., the University of Minnesota, and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

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
•

difficulties in manufacturing or distributing a product candidate, including the inability to manufacture and distribute a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under protocols and processes and with materials and facilities acceptable to the FDA for the conduct of clinical trials or for marketing approval;

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

Our product candidates are cellular therapeutics, and the manufacture and distribution of our cell product candidates, particularly our iPSC-derived cell product candidates including FT500 and FT516, is complex and subject to a multitude of risks. These manufacturing risks could substantially increase our costs and limit supply of our product candidates for clinical development, and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

Manufacture of our cell product candidates involves novel manufacturing processes that present significant challenges and are subject to multiple risks. The manufacture and distribution of our cell product candidates also require processes that are more complex than those required for most small molecule drugs and other cellular immunotherapies. For FT500 and FT516 and our other iPSC-derived product candidates, these complex processes include reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing processes are less reliable and are more difficult to reproduce. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. In addition, we are still optimizing our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task.

We may make changes as we continue to develop and refine the manufacturing and distribution processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing clinical trials, future clinical trials, or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

In addition, the manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation, and to manufacture FATE-NK100 within a short period of time before administration to a patient, may present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. While our product candidates, including ProTmune, FATE-NK100, FT500, and FT516 are currently manufactured by third-party cell processing facilities, including facilities operated by or affiliated with our clinical sites, we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates.  Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for ProTmune, FATE-NK100, or any of our iPSC-derived cell product candidates, including FT500 and FT516, could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

While certain components required for the production of our product candidates are currently manufactured internally at our facilities, we rely, and expect to continue to rely, on third parties for the manufacture of other components and also to manufacture our product candidates for use in conducting clinical trials. As such, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including clinical cell processing facilities operated by our clinical trial sites, and larger-scale facilities operated by either a CMO, or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage for manufacturing our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. Any inability to manufacture comparable drug product by us or our CMOs could delay the continued development of our product candidates.

In addition to relying on third parties for the manufacture of our product candidates, we also intend to manufacture our product candidates ourselves, including some or all of the clinical supply of FT500 and FT516 for our ongoing and planned clinical trials.  To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture our own product candidates for the conduct of our clinical trials or commercialization. Accordingly, we will be required to make significant investments to establish GMP manufacturing capabilities and facilities, and our efforts to scale our own manufacturing operations may not succeed. For example, we may encounter problems with shortages of qualified personnel, raw materials or key contractors. Further, delays in commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities could delay our development plans, including the conduct of our clinical trials, and thereby limit our opportunities for growth. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may not be able to locate additional or replacement manufacturing capacity on a reasonable basis or at all.

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

We are pursuing multiple programs and product candidates in our novel cell therapy development pipeline using an approach that is designed to enable rapid incorporation of new product features.  If we elect to incorporate these new features into next-generation product candidates, this may render our existing product candidates obsolete, and we may devote our limited resources in pursuit of a particular program for which there is a greater potential for success and fail to capitalize on development opportunities or product candidates including those which may be more advanced in development.

We focus on the development of programmed cellular immunotherapies for cancer and immune disorders, including NK- and T-cell immuno-oncology programs that encompass off-the-shelf engineered product candidates derived from clonal master iPSC lines, and immuno-regulatory programs. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete.  Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue.  Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

We study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients treated with ProTmune, FATE-NK100, or FT500 in our ongoing clinical trials, including investigator-sponsored trials of our product candidates, as well as patients who may undergo treatment with FT516 and other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing ProTmune, FATE-NK100, FT500, or other product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance ProTmune, FATE-NK100, FT500, FT516, or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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
•

our efforts to improve, standardize and automate the manufacture and supply of our product candidates, including ProTmune, FATE-NK100, FT500 and FT516, and any resulting deviations in the manufacture of our product candidates, may adversely affect the safety, purity, potency, stability, or efficacy of such product candidates;

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

The facilities used to manufacture our product candidates must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. Some of our product candidates and some of the materials that we utilize in our operations are manufactured at only one facility. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, or in the event of problems with any of the manufacturing facilities that we rely on to manufacture our product candidates or materials, we may not be able to locate additional or replacement facilities for such product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA and foreign regulatory agencies, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials and equipment required for the manufacture of our product candidates and do not have supply arrangements for certain of these components.

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

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates, including ProTmune, FATE-NK100, FT500, and FT516. Additionally, any such change or modification may adversely affect the safety, efficacy, stability, or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2019, we had an accumulated deficit of $328.6 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, including for ProTmune, FATE-NK100, FT500 and FT516, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of August 5, 2019, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 46.1% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,819,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 14,097,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 55.3%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock and might affect the market price of our common stock.

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

We have broad discretion over the use of our cash, cash equivalents, and short-term investments and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents, short-term investments and any additional funds that we may raise to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline or delay the development of our product candidates. We may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

Fate Therapeutics, Inc.

Date: August 6, 2019	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)