Form 10-Q
period 2019-09-30
FATE THERAPEUTICS INC
filed 2019-11-05
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, 75,592,739 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$249,588	$190,514
Accounts receivable	—	500
Short-term investments and related maturity receivables	53,235	10,493
Prepaid expenses and other current assets	2,810	3,689
Total current assets	305,633	205,196
Property and equipment, net	9,653	5,125
Operating lease right-of-use assets	23,160	—
Restricted cash	227	227
Collaboration contract asset	1,525	1,958
Other assets	9	526
Total assets	$340,207	$213,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,715	$4,205
Accrued expenses	13,843	10,926
CIRM award liability, current portion	2,106	2,106
Deferred revenue, current portion	3,367	7,588
Operating lease liabilities, current portion	1,632	—
Long-term debt, current portion	13,932	2,438
Total current liabilities	40,595	27,263
Deferred rent	—	3,401
Accrued expenses	—	549
Deferred revenue, net of current portion	4,496	7,500
CIRM award liability, net of current portion	1,404	1,404
Operating lease liabilities, net of current portion	25,670	—
Long-term debt, net of current portion	—	12,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2019 and December 31, 2018; Class A Convertible Preferred shares issued and outstanding—2,794,549 at September 30, 2019 and 2,819,549 at December 31, 2018	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at September 30, 2019 and December 31, 2018; issued and outstanding—75,415,948 at September 30, 2019 and 64,693,681 at December 31, 2018	75	65
Additional paid-in capital	623,156	445,799
Accumulated other comprehensive gain (loss)	51	(2)
Accumulated deficit	(355,243)	(285,396)
Total stockholders’ equity	268,042	160,469
Total liabilities and stockholders’ equity	$340,207	$213,032

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Collaboration revenue	$2,429	$1,026	$7,878	$3,079
Operating expenses:
Research and development	23,202	13,637	62,561	41,929
General and administrative	6,346	4,081	16,966	11,501
Total operating expenses	29,548	17,718	79,527	53,430
Loss from operations	(27,119)	(16,692)	(71,649)	(50,351)
Other income (expense):
Interest income	910	339	3,016	1,046
Interest expense	(400)	(429)	(1,214)	(1,266)
Total other income (expense), net	510	(90)	1,802	(220)
Net loss	$(26,609)	$(16,782)	$(69,847)	$(50,571)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(42)	1	53	(11)
Comprehensive loss	$(26,651)	$(16,781)	$(69,794)	$(50,582)
Net loss per common share, basic and diluted	$(0.40)	$(0.31)	$(1.06)	$(0.95)
Weighted-average common shares used to compute basic and diluted net loss per share	66,929,503	54,185,022	65,695,188	53,364,823

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Operating activities
Net loss	$(69,847)	$(50,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,570	877
Stock-based compensation	12,827	4,509
Amortization of debt discounts and debt issuance costs	47	57
Accretion and amortization of premiums and discounts on investments, net	(558)	(299)
Amortization of collaboration contract asset	433	—
Noncash interest expense	238	279
Deferred rent	—	137
Deferred revenue	(7,225)	8,421
Issuance of common stock for license agreement	—	6,100
Changes in operating assets and liabilities:
Accounts receivable	500	(500)
Prepaid expenses and other assets	867	(558)
Accounts payable and accrued expenses	2,766	3,918
Right-of-use assets and lease liabilities, net	742	—
Net cash used in operating activities	(57,640)	(27,630)
Investing activities
Purchases of property and equipment	(4,805)	(1,186)
Purchases of short-term investments	(106,182)	(55,660)
Maturities of short-term investments	64,050	40,000
Net cash used in investing activities	(46,937)	(16,846)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	2,109	1,914
Proceeds from public offering of common stock, net of issuance costs	162,542	134,822
Proceeds from CIRM award	—	2,140
Principal repayments of long-term debt	(1,000)	—
Net cash provided by financing activities	163,651	138,876
Net change in cash, cash equivalents and restricted cash	59,074	94,400
Cash, cash equivalents and restricted cash at beginning of the period	190,741	89,074
Cash, cash equivalents and restricted cash at end of the period	$249,815	$183,474
Supplemental disclosure of cash flow information
Interest paid	$938	$929
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$804	$50

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

As of September 30, 2019, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In September 2019, the Company completed a public offering of common stock in which investors, certain of which are affiliated with the directors of the Company, purchased 9,890,000 shares of its common stock at a price of $17.50 per share under a shelf registration statement. Gross proceeds from the offering were $173.1 million, and, after giving effect to $10.7 million of costs related to the offering (of which $0.1 million was unpaid as of September 30, 2019), net proceeds were $162.4 million.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2019 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$249,588	$183,247
Restricted cash	227	227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$249,815	$183,474

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed by the Company with the SEC on March 5, 2019. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Lease liabilities represent an obligation to make lease payments arising from the lease and ROU assets represent the right to use the underlying asset identified in the lease for the lease term. Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs, and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

For the three and nine months ended September 30, 2019, the Company realized a net loss of $26.6 million and $69.8 million, respectively. Shares of potentially dilutive securities totaled 24.0 million for the three and nine months ended September 30, 2019, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 10.0 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07. ASU 2018-07 expands the scope of Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of ASC 718 will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the update in the first quarter of fiscal year 2019 using the modified retrospective method. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The Company adopted the standard effective January 1, 2019 using the optional transition method as detailed in ASU 2018-11, which resulted in an increase in operating right-of-use assets of $16.6 million and an increase in total liabilities of $18.2 million on the unaudited condensed consolidated balance sheet as of the effective date. There was no material impact on the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2019 as a result of the adoption of ASU 2016-02. There was no impact to the unaudited condensed consolidated financial statements for the prior periods presented due to the transition method elected. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the hindsight provision for determining the lease term and elected to aggregate all lease and non-lease components for each class of underlying assets into a single lease component.

Recently Issued Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the expected impact of the guidance, but does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the expected impact of the guidance, but does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13). ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the expected impact of the guidance, but does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $0.4 million of such expense, respectively. The Company did not recognize any amortization expense for the three and nine months ended September 30, 2018. As of September 30, 2019, the Ono Agreement contract asset balance was $1.5 million.

The Company recognized revenue of $2.4 million and $6.5 million under the Ono Agreement for the three and nine months ended September 30, 2019, respectively. Such revenue comprised $1.6 million associated with research services and $0.8 million associated with the upfront payment for the three months ended September 30, 2019, and $4.3 million associated with research services and $2.2 million associated with the upfront payment for the nine months ended September 30, 2019. The Company did not recognize any revenue under the Ono Agreement for the three and nine months ended September 30, 2018. As of September 30, 2019, aggregate deferred revenue related to the Ono Agreement was $7.9 million, of which $3.4 million is classified as current.

Juno Collaboration and License Agreement

On May 4, 2015, the Company entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecules that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. The four-year initial research term under the Juno Agreement concluded as scheduled on May 4, 2019, and the overall agreement was terminated upon the receipt of the last quarterly research payment of $0.2 million, which occurred in May 2019. No additional funding is expected from Juno.

The Company applied ASC 606 to evaluate the appropriate accounting for the Juno Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of an exclusive worldwide license to certain of its intellectual property subject to certain conditions, its conduct of research services and its participation in a joint research committee.

No revenue was recognized under the Juno Agreement during the three months ended September 30, 2019. Total revenue recognized under the Juno Agreement during the nine months ended September 30, 2019 was $1.4 million, which comprised $0.7 million associated with the upfront fee and equity premium, and $0.7 million associated with research services. Total revenue recognized under the Juno Agreement for the three and nine months ended September 30, 2018 was $1.0 million and $3.1 million, respectively. No additional revenue is expected to be recognized under the Juno Agreement in future periods.

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

Upon execution of the contract, the Company recognized an aggregate of $5.3 million of research and development expenses, consisting of the $0.5 million upfront cash payment to MSK and the issuance of the MSK Shares, valued at $4.8 million, associated with the Amended MSK License.

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

Upon execution of the contract, the Company recognized an aggregate of $1.4 million of research and development expenses, consisting of the $0.1 million upfront cash payment to Gladstone and the issuance of the Gladstone Shares, valued at $1.3 million, associated with the Gladstone License Agreement.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of September 30, 2019, the Company has received aggregate disbursements under the Award in the amount of $3.5 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Investments

The Company invests portions of excess cash in United States Treasuries with maturities ranging from three to twelve months from the purchase date. These debt securities are classified as short-term investments in the accompanying unaudited condensed consolidated balance sheets based on the maturity date and are accounted for as available-for-sale securities.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2019, and December 31, 2018 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2019
U.S. Treasury debt securities	1 or less	53,184	—	51	53,235
Total		$53,184	$—	$51	$53,235

December 31, 2018
U.S. Treasury debt securities	1 or less	10,495	(2)	—	10,493
Total		$10,495	$(2)	$—	$10,493

The Company reviews its investment holdings at the end of each reporting period and determines if any unrealized losses are other-than-temporary using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any impairment or realized gains or losses on sales of investments and the Company does not consider any of its investments as other-than-temporarily impaired.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and short-term investments consisted of U.S. Treasuries. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Cash equivalents
Money market funds	$249,588	$249,588	$—	$—
Short-term investments
U.S. Treasury debt securities	53,235	53,235	—	—
Total	$302,823	$302,823	$—	$—

As of December 31, 2018:
Cash equivalents
Money market funds	$190,514	$190,514	$—	$—
Short-term investments
U.S. Treasury debt securities	10,493	10,493	—	—
Total	$201,007	$201,007	$—	$—

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

As of September 30, 2019, and December 31, 2018, the Company had no material financial liabilities measured at fair value on a recurring basis.

6.	Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and other employee benefits	$3,451	$2,938
Accrued clinical trial related costs	5,946	4,729
Accrued other	4,446	3,259
Current accrued expenses	$13,843	$10,926

Long-term accrued expenses consist of accruals for the final payment fees associated with the Company’s long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30, 2019	December 31, 2018
Long-term debt	$14,000	$15,000
Less debt issuance costs and discount, net of current portion	—	(54)
Long-term debt, net of long-term portion of debt issuance costs and discount	14,000	14,946
Less current portion of long-term debt	(14,000)	(2,500)
Long-term debt, net	$—	$12,446
Current portion of long-term debt	$14,000	$2,500
Less current portion of debt issuance costs and discount	(68)	(62)
Current portion of long-term debt, net	$13,932	$2,438

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

The 2017 Term Loan matures on January 1, 2022 (the Term Loan Maturity Date) and bears interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event shall such interest rate exceed 8.25%. Interest is payable on a monthly basis on the first day of each month. The interest rate as of September 30, 2019 was 8.25%.

From August 1, 2017 through January 1, 2019 (the Interest-only Period), the Company was required to make monthly payments of interest only. In January 2019, after achievement of a product development milestone, the Company elected to extend the Interest Only Period from January 1, 2019 through and including July 31, 2019. The Company is required to repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule. During the three and nine months ended September 30, 2019, the Company made principal payments totaling $1.0 million on the 2017 Term Loan.

The Company’s final payment, due on the Term Loan Maturity Date, shall include all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5%, or $1.1 million, final payment fee. This final payment fee is accrued as interest expense over the term of the 2017 Term Loan and recorded in accrued expenses.

As of September 30, 2019, the Company assessed its ability and intent to repay the 2017 Term Loan in order to determine the proper balance sheet classification for amounts outstanding under the 2017 Term Loan. The Company intends to use funds on hand as of September 30, 2019 to repay the balance on the 2017 Term Loan within the next twelve months, and as such, has classified all remaining balances associated with the debt as short-term on the condensed consolidated balance sheet.

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

For both the three months ended September 30, 2019 and 2018, the Company recorded $0.4 million in aggregate interest expense related to the 2017 Term Loan. During the nine months ended September 30, 2019 and 2018, the Company recorded $1.2 million and $1.3 million, respectively, in aggregate interest expense related to the 2017 Term Loan.

Warrants

In connection with the funding of the Term B Loan under the Restated LSA, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. During March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. During July 2019, the remaining balance of the 2014 Warrants outstanding was exercised for 39,263 shares of the Company’s common stock in a cashless transaction. As a result, none of the 2014 Warrants remain outstanding as of September 30, 2019.

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

In connection with a prior debt agreement between the Company and the Bank in 2009, the Company issued the Bank fully exercisable warrants to purchase an aggregate of 36,074 shares of the Company’s common stock at a weighted-average exercise price of $7.21 per share. During January 2019, a portion of the warrants were exercised in exchange for 1,245 shares of the Company’s common stock in a cashless transaction. During July 2019, the remaining balance of the warrants outstanding was exercised for 21,012 shares of the Company’s common stock in a cashless transaction. No warrants related to the prior debt agreement remain outstanding as of September 30, 2019.

7.	Leases

The Company leases its headquarters office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended this lease, extending the term of the lease through the end of 2028 and agreeing to lease additional space in the same building as its existing space beginning in January 2019. The additional space leased as a result of the amendment was considered a separate lease for accounting purposes and was recorded on the unaudited condensed consolidated balance sheets as of the lease inception date during January 2019, resulting in an increase in operating right-of-use assets of $7.7 million and an increase in the aggregate lease liability of $9.6 million. The Company can extend the term of each lease for five years after the end of 2028 at the then prevalent market rate, subject to the Company's delivery to the landlord of twelve months' prior written notice. Additionally, the Company maintains the right to terminate each lease after October 2025, subject to the Company's delivery to the landlord of twelve month's prior written notice and an early termination payment of $2.5 million. As of the date of adoption of ASC 842 and upon the lease inception date, the Company was not reasonably certain that it would exercise the extension option or the termination option, and as such, did not include these options in the determination of the total lease terms. The leases are subject to additional variable charges for common area maintenance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Further, the leases are subject to certain fixed amenities fees for the duration of the lease. These costs are considered non-lease components, which have been aggregated with the lease components into a single lease component for purposes of determining the total future lease payments. In connection with the leases, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million.

As of September 30, 2019, future minimum payments under the Company’s operating leases were $39.1 million, which will be paid over a remaining weighted-average lease term of 9.3 years. The weighted-average discount rate for the operating lease liabilities was 8.0%, which was the Company's incremental borrowing rate at the date of adopting ASC 842 and upon lease inception.

For the three months ended September 30, 2019, total operating lease expense was $1.5 million, which consisted of $0.9 million associated with the straight-line recognition of fixed payments, and $0.6 million associated with variable costs associated with the leases. For the nine months ended September 30, 2019, total operating lease expense was $4.6 million, which consisted of $2.8 million associated with the straight-line recognition of fixed payments, and $1.8 million associated with variable costs associated with the leases.

Total short-term lease expense associated with short-term leases for the three and nine months ended September 30, 2019 was $0.4 million and $0.6 million, respectively.

Future minimum payments under the Company’s operating leases as of September 30, 2019 are as follows (in thousands):

Operating Lease Payments
Remaining in 2019	$913
2020	3,760
2021	3,873
2022	3,989
2023	4,109
2024	4,232
Thereafter	18,238
Total undiscounted lease payments	$39,114
Less: imputed interest	(11,812)
Total lease liability	$27,302

The Company has an additional operating lease for office and laboratory space in New York that has not yet commenced. The lease is expected to commence in the fourth quarter of fiscal year 2019 and has a lease term of two years. Total future minimum payments under the operating lease that has not yet commenced are $0.3 million.

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

During the three months ended September 30, 2019, 25,000 shares of the Class A Preferred were converted into 125,000 shares of the Company’s common stock.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2018	6,980,581	$5.58
Granted	3,293,860	16.63
Cancelled	(332,299)	10.62
Exercised	(645,747)	3.28
Balance at September 30, 2019	9,296,395	$9.48

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2018	188,625	$4.89
Granted	520,000	16.41
Cancelled	(16,000)	4.89
Vested	—	—
Balance at September 30, 2019	692,625	$13.54

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,560	$939	$7,222	$2,598
General and administrative	2,013	703	5,605	1,911
Total	$4,573	$1,642	$12,827	$4,509

As of September 30, 2019, the unrecognized compensation cost related to outstanding options was $41.3 million and is expected to be recognized as expense over a weighted-average period of approximately 3.0 years.

As of September 30, 2019, the unrecognized compensation cost related to restricted stock units was $6.8 million which is expected to be recognized as expense over a weighted-average period of approximately 2.9 years.

As of January 1, 2019, the Company adopted ASU 2018-07, which aligned the guidance on share-based payments to nonemployees with that for share-based payments to employees. In accordance with ASU 2018-07, the measurement of equity-classified nonemployee awards is fixed at the grant date and entities are not required to remeasure nonemployee equity awards at each reporting date until such time that the measurement date is established. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected volatility	79.9%	79.3%
Expected term (in years)	6.0	6.1
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2019 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	420,920	—	1,258	—	—	1,258
Issuance of common stock upon cashless warrant exercise	—	—	1,245	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,868	—	—	3,868
Unrealized gain on short-term investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(19,760)	(19,760)
Balance at March 31, 2019	2,819,549	$3	65,115,846	$65	$450,925	$—	$(305,156)	$145,837
Exercise of stock options, net of issuance costs	—	—	194,045	—	688	—	—	688
Stock-based compensation	—	—	—	—	4,386	—	—	4,386
Unrealized gain on short-term investments	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(23,478)	(23,478)
Balance at June 30, 2019	2,819,549	$3	65,309,891	$65	$455,999	$93	$(328,634)	$127,526
Exercise of stock options, net of issuance costs	—	—	30,782	—	163	—	—	163
Issuance of common stock upon cashless warrant exercise	—	—	60,275	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,573	—	—	4,573
Public offering of common stock, net of issuance costs	—	—	9,890,000	10	162,421	—	—	162,431
Conversion of preferred shares to common stock	(25,000)	—	125,000	—	—	—	—	—
Unrealized loss on short-term investments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(26,609)	(26,609)
Balance at September 30, 2019	2,794,549	$3	75,415,948	$75	$623,156	$51	$(355,243)	$268,042

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2018 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	174,984	—	606	—	—	606
Issuance of common stock upon cashless warrant exercise	—	—	34,149	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,382	—	—	1,382
Issuance costs from public offering of common stock	—	—	—	—	(37)	—	—	(37)
Unrealized loss on short-term investments	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(14,135)	(14,135)
Balance at March 31, 2018	2,819,549	$3	52,857,734	$53	$297,885	$(13)	$(232,933)	$64,995
Exercise of stock options, net of issuance costs	—	—	30,686	—	175	—	—	175
Stock-based compensation	—	—	—	—	1,485	—	—	1,485
Issuance costs from public offering of common stock	—	—	—	—	(19)	—	—	(19)
Issuance of common stock for license agreement	—	—	500,000	—	4,845	—	—	4,845
Unrealized loss on short-term investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(19,654)	(19,654)
Balance at June 30, 2018	2,819,549	$3	53,388,420	$53	$304,371	$(15)	$(252,587)	$51,825
Exercise of stock options, net of issuance costs	—	—	298,805	1	1,132	—	—	1,133
Issuance of common stock upon cashless warrant exercise	—	—	67,952	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,642	—	—	1,642
Public offering of common stock, net of offering costs	—	—	10,648,149	11	134,844	—	—	134,855
Issuance of common stock for license agreement	—	—	100,000	—	1,255	—	—	1,255
Unrealized gain on short-term investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(16,782)	(16,782)
Balance at September 30, 2018	2,819,549	$3	64,503,326	$65	$443,244	$(14)	$(269,369)	$173,929

9.	Subsequent Events

On November 1, 2019, the Company notified the Bank of its election to voluntarily prepay all outstanding amounts due under the 2017 Term Loan. Such repayment is expected to occur in November 2019. The Company intends to use funds on hand to repay the expected balance owed of $14.1 million at the time of payment, which includes $13.0 million in outstanding principal and $1.1 million associated with the final payment fee.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our ongoing and planned clinical trials of ProTmune, FT500, FT516 and FT596;
•

conduct and scale up GMP manufacture, process development and technology transfer activities for the production of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

•	secure and establish new corporate headquarters, including additional GMP manufacturing facilities and internal GMP manufacturing capabilities;
•	source clinical supplies and materials used to manufacture our product candidates;

•	conduct preclinical research, process development, manufacturing and development activities to support the clinical translation of our first-in-class product candidates derived from master iPSC lines;
•	continue our research and development activities, including under our collaboration agreement with Ono;
•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	hire additional clinical, manufacturing, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

During the three and nine months ended September 30, 2019, we recognized $2.4 million and $6.5 million, respectively, of collaboration revenue under the Ono Agreement. As of September 30, 2019, aggregate deferred revenue related to the Ono Agreement was $7.9 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

In connection with the Juno Agreement, during the nine months ended September 30, 2019, we recognized $1.4 million as collaboration revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. No revenue was recognized under the Juno Agreement during the three months ended September 30, 2019.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled. The final quarterly research payment of $0.2 million was received during May 2019 and no additional payments are expected.

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
•

securing and establishing additional GMP manufacturing capabilities and conducting GMP manufacture, process development and technology transfer activities for the production of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

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

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates, including ProTmune, FATE-NK100, FT500, FT516, FT596 and our other product candidates derived from clonal master iPSC lines. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

With the exception of our adoption of new lease guidance, the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the nine months ended September 30, 2019.

See Note 1 to the condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Increase
Collaboration revenue	$2,429	$1,026	$1,403
Research and development expense	23,202	13,637	9,565
General and administrative expense	6,346	4,081	2,265
Total other income (expense), net	510	(90)	600

Revenue. During the three months ended September 30, 2019, we recognized revenue of $2.4 million under our collaboration agreement with Ono and during the three months ended September 30, 2018, we recognized $1.0 million under our collaboration agreement with Juno.

Research and development expenses.  Research and development expenses were $23.2 million for the three months ended September 30, 2019, compared to $13.6 million for the three months ended September 30, 2018. The increase in research and development expenses primarily includes the following changes:

•	$3.9 million increase in employee compensation and benefits expense, including employee stock-based compensation expense;
•

$3.4 million increase in expenditures for laboratory equipment, materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$2.3 million increase in third-party professional consultant and service provider expenses relating to clinical development and manufacture of our product candidates; and
•	$0.6 million increase in facility lease expense due to an office and lab space expansion in January 2019.

These increases were partially offset by a decrease of $1.4 million in licensing expense resulting from the Gladstone License Agreement that occurred in September 2018. No such expense was present in fiscal year 2019. See Note 2 of the unaudited condensed consolidated financial statements for additional detail.

General and administrative expenses.  General and administrative expenses were $6.3 million for the three months ended September 30, 2019, compared to $4.1 million for the three months ended September 30, 2018. The increase in general and administrative expenses primarily relates to a $1.6 million increase in employee compensation and benefits expense, including employee stock-based compensation expense.

Other income (expense), net.  Other income (expense), net was $0.5 million for the three months ended September 30, 2019 and ($0.1) million for the three months ended September 30, 2018. Other income (expense), net for each period presented consisted primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense relating to our term loan with Silicon Valley Bank.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018	Increase
Collaboration revenue	$7,878	$3,079	$4,799
Research and development expense	62,561	41,929	20,632
General and administrative expense	16,966	11,501	5,465
Total other income (expense), net	1,802	(220)	2,022

Revenue. During the nine months ended September 30, 2019 and 2018, we recognized revenue of $7.9 million and $3.1 million, respectively, under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $62.6 million for the nine months ended September 30, 2019, compared to $41.9 million for the nine months ended September 30, 2018. The increase in research and development expenses primarily includes the following changes:

•	$10.2 million increase in employee compensation and benefits expense, including employee stock-based compensation expense;
•

$7.1 million increase in expenditures for laboratory equipment, materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$6.9 million increase in third-party professional consultant and service provider expenses relating to clinical development and manufacture of our product candidates; and
•	$1.8 million increase in facility lease expense due to an office and lab space expansion in January 2019.

These increases were partially offset by an aggregate decrease of $6.7 million in licensing expense resulting from the Amended MSK License that occurred in May 2018 and the Gladstone License Agreement that occurred in September 2018. No such expense was present in fiscal year 2019. See Note 2 of the unaudited condensed consolidated financial statements for additional detail.

General and administrative expenses.  General and administrative expenses were $17.0 million for the nine months ended September 30, 2019, compared to $11.5 million for the nine months ended September 30, 2018. The increase in general and administrative expenses primarily relates to a $4.6 million increase in employee compensation and benefits expense, including employee stock-based compensation expense and an increase of $0.4 million in facility lease and related expense.

Other income (expense), net.  Other income (expense), net was $1.8 million for the nine months ended September 30, 2019 and ($0.2) million for the nine months ended September 30, 2018. Other income (expense), net for each period presented consisted primarily of interest income earned on cash and cash equivalents, interest income from short-term investments (including the amortization of discounts and premiums), and interest expense relating to our term loans with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2019, we had an accumulated deficit of $355.2 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $27.6 million for the nine months ended September 30, 2018 to $57.6 million for the nine months ended September 30, 2019. The primary driver of this change in cash used in operating activities was our increase in net loss and a decrease in deferred revenue, partially offset by an increase in stock-based compensation expense.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of September 30, 2019, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of September 30, 2019, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of September 30, 2019, all such consideration has been paid, with $1.0 million paid during the nine months ended September 30, 2019.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. During the nine months ended September 30, 2019, we received $1.2 million in research payments related to the Juno Agreement.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled and the overall agreement terminated upon receipt of the final quarterly research payment of $0.2 million.

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

Investing Activities

During the nine months ended September 30, 2019 and 2018, investing activities used cash of $46.9 million and $16.8 million, respectively. During the nine months ended September 30, 2019, purchases of short-term investments were $106.2 million, which were partially offset by $64.1 million in maturities of these short-term investments. During the nine months ended September 30, 2018, we purchased $55.7 million in U.S. Treasuries as short-term investments, offset by $40.0 million in maturities of these short-term investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2019, financing activities provided cash of $163.7 million, which primarily consisted of $162.5 million of net proceeds from our September 2019 public offering of common stock and $2.1 million in proceeds from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options net of issuance costs. These proceeds were partially offset by $1.0 million in repayments on our long-term debt facility.

For the nine months ended September 30, 2018, financing activities provided cash of $138.9 million, which primarily consisted of $134.8 million of net proceeds from our September 2018 public offering of common stock and $2.1 million of proceeds from the California Institute for Regenerative Medicine award, described in detail below.

From our inception through September 30, 2019, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2019, we had aggregate cash and cash equivalents and short-term investments of $302.8 million.

Public Offering of Common Stock

In September 2019, we completed a public offering of common stock in which investors, certain of which are affiliated with our directors, purchased 9,890,000 shares of our common stock at a price of $17.50 per share under our shelf registration statement. Gross proceeds from the offering were $173.1 million. After giving effect to $10.7 million in underwriting discounts, commissions and expenses related to the offering, net proceeds were $162.4 million, of which $0.1 million was unpaid as of September 30, 2019.

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

Subject to certain conditions, we may voluntarily prepay all, but not less than all, of the 2017 Term Loan.

On November 1, 2019, we notified the Bank of our election to voluntarily prepay all outstanding amounts due under the 2017 Term Loan. Such repayment is expected to occur in November 2019. We intend to use funds on hand to repay the expected balance owed of $14.1 million at the time of payment, which includes $13.0 million in outstanding principal and $1.1 million associated with the final payment fee. As such, we have classified all remaining balances associated with the debt as short-term on the condensed consolidated balance sheet as of September 30, 2019.

In connection with the SVB Loan Amendment, we issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of the Company’s common stock, subject to adjustment, at an exercise price equal to $3.28 per share. All such warrants have been exercised as of September 30, 2019.

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

Registration Statements on Form S-3

In November 2018, we filed an automatic shelf registration statement (File No. 333-228513), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time, as we did in our September 2019 public offering of common stock. The specific terms of any offering under the automatic shelf registration statement are established at the time of such offering. Additionally, we entered into a sales agreement with Leerink Partners LLC (Leerink) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Leerink as the sales agent.

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of September 30, 2019, after giving effect to our September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of September 30, 2019, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under this shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described above.

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

We believe our existing cash and cash equivalents and short-term investments as of September 30, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•

the time and cost of securing and establishing new corporate headquarters, including GMP manufacturing facilities to support the clinical and potential commercial manufacture of our product candidates;

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

Contractual Obligations and Commitments

In July 2017, we entered into the SVB Loan Amendment with the Bank. Pursuant to the SVB Loan Amendment, the Bank extended a term loan to us in an aggregate principal amount of $15.0 million, of which $14.0 million remains due and outstanding as of September 30, 2019. See Note 6 of the unaudited condensed consolidated financial statements for further details.

We lease certain office and laboratory space under non-cancelable operating leases. In May 2018, we amended the operating lease associated with our corporate headquarters, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. The lease is subject to additional charges for common area maintenance and other costs. We maintain the right to terminate the lease on the eighty-second (82nd) month following occupancy of the additional space, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million.

As of September 30, 2019, future minimum fixed payments under our operating leases are $39.1 million. See Note 7 of the unaudited condensed consolidated financial statements for additional detail surrounding our lease obligations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, our cash and cash equivalents consisted of cash and money market mutual funds, and our short-term investments consisted of United States treasuries with maturities ranging from three to twelve months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Enhancements were made to our existing internal controls over financial reporting, effective beginning on January 1, 2019, due to the adoption and implementation of the new lease guidance under ASC 842.

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

We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates, including ProTmune, FATE-NK100, FT500, or FT516. Furthermore, we have not initiated or conducted any clinical trials necessary to support an application for approval to market FT596 or any other product candidates that we may identify. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

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

All of our product candidates are currently in research or early clinical development. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety, purity and potency, or efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval.

We may delay or cancel our ongoing research and development activities and our current or planned clinical development for any of our product candidates for a variety of reasons, including:

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

The manufacture and distribution of our cell product candidates, particularly our iPSC-derived cell product candidates, is complex and subject to a multitude of risks. These risks could substantially increase our costs and limit the clinical and commercial supply of our product candidates, and the development and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

The manufacture and supply of our cell product candidates involve novel processes that are more complex than those required for most small molecule drugs and other cellular immunotherapies, and accordingly present significant challenges and are subject to multiple risks. For our iPSC-derived product candidates, including FT500, FT516, and FT596, these complex processes include reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds.  In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

We have limited experience in the manufacture of cell-based therapies.  We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. In addition, we are still optimizing our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task.

We may make changes as we continue to develop and refine the manufacturing and distribution processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. Our existing product candidates are currently manufactured by us or by third-party cell processing facilities or CMOs, including facilities operated by or affiliated with our clinical sites, and we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates.  Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to relying on third parties for the manufacture of our product candidates, we also manufacture certain of our product candidates ourselves, and intend to manufacture some or all of the clinical supply of FT500, FT516, and FT596 for our ongoing and planned clinical trials.  To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our products. Accordingly, we will be required to make significant investments to expand our existing GMP manufacturing capabilities and facilities, and secure and establish additional GMP manufacturing facilities, and our efforts to scale our own manufacturing operations may not succeed. For example, we may encounter problems with shortages of qualified personnel, raw materials or key contractors. Further, delays in commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities, could delay our development plans, including the conduct of our clinical trials, and thereby limit our opportunities for growth. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may not be able to locate additional or replacement manufacturing capacity on a reasonable basis or at all.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with manufacturing operations, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.  Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize our product candidates, which would adversely affect our business, financial condition and results of operations.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and who meet certain criteria, in a timely manner In addition, we will be competing with other clinical trials for product candidates being developed by our competitors in the same therapeutic areas, and potential patients who might be eligible for enrollment in one of our clinical trials may instead choose to enroll in a trial being conducted by one of our competitors.

Our ability, and the ability of investigators, to enroll patients in our ongoing and planned clinical trials of our product candidates is affected by factors including:

•	the ability to identify, solicit and recruit a sufficient number of patients;
•	severity of the disease under investigation;
•	design of the trial protocol;
•	the relatively small size and nature of the patient populations for certain of our clinical trials;
•	eligibility criteria for the trials in question;
•

perceived risks and benefits of the product candidate under study, including any perceived risks associated with iPSC-derived product candidates such as FT500, FT516, and FT596, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States;

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

We are currently advancing multiple product candidates through clinical development, and conducting preclinical research and development activities in our other programs. Drug development is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our current product candidates in clinical trials and seek to initiate clinical development for additional product candidates.

As of September 30, 2019, our cash and cash equivalents and short-term investments were $302.8 million. We intend to use our cash and cash equivalents and short-term investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our current Phase 1/2 PROTECT clinical trial of ProTmune, our ongoing and planned clinical trials of FT500, FT516 and FT596, and any additional clinical trials we may initiate, conduct or support for our product candidates, including for our other iPSC-derived cell product candidates;

•

the progress, results, size, timing and costs of our preclinical, process development and manufacturing studies, and activities necessary to initiate and conduct clinical trials for our product candidates and to establish and maintain manufacturing capabilities necessary to support such trials;

•

continued progress in our research and development programs, including preclinical studies, process development, manufacturing and other research activities that may be necessary in order for an IND application to go into effect for a prospective clinical development candidate, as well as potential future clinical trials of any additional product candidates we may identify for development;

•

our ability and the ability of our investigators to initiate and conduct, and the progress, results, size, timing and costs of, clinical trials of our product candidates that will be necessary to support any application for regulatory approval;

•

our ability to manufacture, or enter into arrangements with third parties for the manufacture of our existing product candidates, as well as potential future clinical development candidates, both for clinical development and commercialization, and the timing and costs associated with such manufacture;

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

The clinical development of our product candidates could be substantially delayed if we are required to conduct unanticipated studies, including preclinical studies or clinical trials, or if the FDA imposes other requirements or restrictions including on the manufacture, of our product candidates.

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials, or initiating and conducting any future clinical trials of our current product candidates or other cell product candidates that we may identify. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials of ProTmune, FATE-NK100, FT500, or FT516, or the initiation of clinical trials for FT596 or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

Further, if the results of our clinical trials are inconclusive, or if there are safety concerns or adverse events associated with our existing product candidates or any other product candidates we may identify, we may:

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

Patients treated with our current product candidates in our ongoing clinical trials, as well as patients who may undergo treatment with FT596 and other product candidates that we may develop, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

Because our product candidates are based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our product candidates.

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the early clinical or preclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, particularly FT500, FT516, FT596, and any other iPSC-derived cell product candidates we develop, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

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
•

our efforts to improve, standardize and automate the manufacture and supply of our product candidates and any resulting deviations in the manufacture of our product candidates, may adversely affect the safety, purity, potency, stability, or efficacy of such product candidates;

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

We currently rely, and expect to continue to rely, on third parties, including cell processing facilities associated with clinical trial sites, to manufacture our product candidates, or certain components required for the manufacture of our product candidates, for use in conducting clinical trials and for commercial sale upon approval of any of our product candidates In addition, we have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

The facilities used to manufacture our product candidates, including our own facilities, must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, or in the event of problems with any of the manufacturing facilities that we rely on to manufacture our product candidates or materials, we may not be able to locate additional or replacement facilities for such product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Reliance on third parties for manufacture of our product candidates and components utilized in manufacturing our product candidates entails certain risks, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial, personnel or other resources to meet its obligations, the possibility that the third party fails to manufacture such components, or our product candidates or any products we may eventually commercialize, in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination of our manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. Any failure by third parties that are manufacturing our product candidates or components for such product candidates to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of such components or product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities and CMOs have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

If we are required to change suppliers, or modify the components, equipment, materials or disposables used for the manufacture of our product candidates, we may be required to change our manufacturing operations or clinical trial protocols or to provide additional data to regulatory authorities in order to use any alternative components, equipment, materials or disposables, any of which could set back, delay, or increase the costs required to complete our clinical development and commercialization of our product candidates. Additionally, any such change or modification may adversely affect the safety, efficacy, stability, or potency of our product candidates, and could adversely affect our clinical development of our product candidates and harm our business.

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

We cannot guarantee that the manufacture, use or marketing of our existing product candidates or any other product candidates that we develop, or the use of our cell programming technology, will not infringe third-party patents. There may be third-party patents or patent applications with claims to materials, cell compositions, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of the manufacture of any of our product candidates, any compositions formed during the manufacture, or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms or at all.

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

We expect to face uncertainty regarding the pricing of our existing product candidates and any other product candidates that we may develop. If pricing policies for our product candidates are unfavorable, our commercial success will be impaired.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as HSCT or cellular immunotherapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payers. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payer will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, including implementation of or new guidance regarding the frameworks for compounding under Sections 503A and 503B of the FDCA, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our existing product candidates or any future product candidates we may develop. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional clinical trials to be conducted prior to obtaining approval;
•	changes to manufacturing methods;
•	recalls, replacements, or discontinuance of one or more of our products; and
•	additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our existing product candidates or other product candidates we may develop, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

Risks Related to Our Business and Industry

The success of our existing product candidates is substantially dependent on developments within the field of HSCT and cellular immunotherapy, some of which are beyond our control.

Our product candidates are designed and are being developed as therapeutic entities for use as cellular immunotherapies. Any adverse developments in the field of cellular immunotherapy generally, and in the practice of HSCT in particular, will negatively affect our ability to develop and commercialize our product candidates. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the need for patients to undergo HSCT procedures is obviated due to the development and commercialization of therapeutics targeting the underlying cause of diseases addressed by HSCT, our business prospects will be significantly harmed.

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

In November 2019, we notified SVB of our election to prepay all amounts outstanding under the loan agreement. Although we intend to complete such prepayment using cash on hand, if we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing in the future on favorable terms, if at all, which may negatively affect our business operations and financial condition.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2019, we had an accumulated deficit of $355.2 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of November 4, 2019, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 41.2% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the Notes to the Consolidated Financial Statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the Notes to the Consolidated Financial Statements herewith) elects to remove certain limitations on the percentage of the Company’s outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 50.1%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or affecting the liquidity and volatility of our common stock and might affect the market price of our common stock.

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

Fate Therapeutics, Inc.

Date: November 5, 2019	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)