Form 10-K
period 2019-12-31
FATE THERAPEUTICS INC
filed 2020-03-02
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission file number 001-36076

FATE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1311552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 General Atomics Court, Suite 200, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 875-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FATE	NASDAQ Global Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,055,849,000 as of June 28, 2019 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 28, 2020 was 75,931,385.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019 pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

PART I

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize our product candidates;
•	the initiation, progress, success, cost and timing of our clinical trials and product development activities;
•	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•	our ability and timing to advance our product candidates into, and to successfully initiate, conduct, enroll and complete, clinical trials;
•	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (IND) applications for and regulatory approval of our product candidates;
•	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•	our ability to source clinical and, if approved, commercial materials and supplies used to manufacture our product candidates;
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

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of allogeneic, or healthy donor-sourced, cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs) to generate a clonal master iPSC line having preferred biological properties and direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients.

Utilizing these therapeutic approaches, we program cells of the blood and immune system and are advancing a pipeline of programmed cellular immunotherapies. The following table summarizes our programmed cellular immunotherapies currently under development:

Product Candidate	Stage of Development	Disease Indication	Commercial Rights

Off-the-shelf, iPSC-derived Cellular Immunotherapies – Hematologic Malignancies
FT516	Phase 1	AML and B-cell Lymphoma	Worldwide
FT596	Phase 1	B-cell Lymphoma and CLL	Worldwide
FT538	Preclinical	AML and Multiple Myeloma	Worldwide
FT576	Preclinical	Multiple Myeloma	Worldwide
FT819	Preclinical	B-cell Malignancies	Worldwide
FT-ONO1	Research	Hematologic Malignancies	Joint [1]

Off-the-shelf, iPSC-derived Cellular Immunotherapies – Solid Tumors
FT500	Phase 1	Advanced Solid Tumors	Worldwide
FT516	Phase 1	Advanced Solid Tumors	Worldwide
FT-ONO2	Research	Advanced Solid Tumors	Joint [1]

Allogeneic Cellular Immunotherapies
ProTmune™	Phase 2	Hematologic Malignancies	Worldwide
FATE-NK100	Phase 1	AML [2]	Worldwide
FATE-NK100	Phase 1	Recurrent Ovarian Cancer [2]	Worldwide
FATE-NK100	Phase 1	Advanced Solid Tumors [2]	Worldwide

Notes:

[1] Subject to Collaboration and Option Agreement with Ono Pharmaceutical Co. Ltd.

[2] Clinical trials in AML and recurrent ovarian cancer are being conducted as investigator-initiated studies at the Masonic Cancer Center, University of Minnesota. We do not intend to continue development of FATE-NK100.

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of medical benefit for cell therapy exists across a broad spectrum of severe, life-threatening diseases. One of the most successful and widespread applications of cell therapy is hematopoietic cell transplantation (HCT), with over 60,000 procedures performed worldwide on an annual basis. HCT holds curative potential for patients afflicted with hematologic malignancies, such as leukemia and lymphoma, and with rare genetic disorders, such as hemoglobinopathies, inherited metabolic disorders and immune deficiencies.

Building upon the success of HCT, the clinical investigation of cell-based cancer immunotherapy is rapidly expanding. One particular form of cell-based cancer immunotherapy, chimeric antigen receptor (CAR) T-cell therapy, has recently emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. In fact, in 2017, two CAR T-cell therapies were approved by the United States Food and Drug Administration (FDA) for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL) and relapsed / refractory diffuse large B-cell lymphoma (DLBCL).

Cell-based cancer immunotherapies undergoing clinical investigation today most often rely on the use of autologous, or a patient’s own, cells. The requirement to source, engineer, expand and deliver cells patient-by-patient is logistically complex, resource intensive and expensive, and can result in significant batch-to-batch variability in product identity, purity and potency as well as in manufacturing failures. Significant hurdles remain to ensure that cell-based cancer immunotherapies can be consistently manufactured and reliably delivered, in a cost-effective manner and at the scale necessary, to support broad patient access and wide-spread commercialization.

Rather than rely on the use of a patient’s own cells, we seek to use allogeneic, or healthy donor-sourced, cells and clonal master iPSC lines to manufacture, develop and commercialize first-in-class cellular immunotherapies. We believe our approach has the potential to improve cell product consistency and potency, reduce manufacturing costs, shorten time to treatment and reach more patients.

Our Strategy

The key pillars of our strategy are to:

•

Exploit our leadership position in iPSC technology to develop and commercialize universal, off-the-shelf cell products for the treatment of cancer. Human iPSCs, with their unique dual capacity to be indefinitely expanded and differentiated in culture into any type of cell in the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent in many of the cell therapy product candidates undergoing development today, including the requirement to source, isolate, engineer and expand cells from an individual patient or healthy donor with each batch of production. These batch-to-batch manufacturing requirements are logistically complex and expensive, and can result in variable cell product identity, purity and potency as well as manufacturing failures.

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

We have amassed significant expertise in the manufacture of natural killer (NK) cells and T cells from clonal master iPSC lines. Our expertise includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating and cryopreserving clonal master iPSC lines; differentiating these clonal master cell lines to produce NK cells and T cells; and regulatory affairs to enable clinical investigation of iPSC-derived cell products. We believe our iPSC-derived NK cell and T-cell product candidates have the potential to be administered in multi-dose, multi-cycle treatment regimens, including in combination with cycles of other cancer treatments, to drive deeper and more durable responses.

•

Forge collaborations with leading researchers and top medical centers to accelerate development of and rapidly translate our iPSC-derived cell product candidates into first-in-human clinical trials. The research and development of iPSC-derived cell product candidates requires an exceptional team of people and scientific, manufacturing and clinical expertise across a range of disciplines. We have and will continue to seek collaborations with leading researchers, investigators and top medical centers for the research, development, manufacture and clinical translation of our iPSC-derived cell product candidates. Among our collaborations is a partnership with the University of Minnesota, led by Dr. Jeffrey S. Miller, a renowned NK cell biologist and clinical investigator, to support the development of our iPSC-derived NK cell product candidates, including FT500 and FT516. FT500 is the first-ever iPSC-derived cell therapy to be administered to patients in the United States (U.S.), and FT516 is the first-ever engineered iPSC-derived cell therapy administered to patients in the world. We also have a partnership with Memorial Sloan Kettering Cancer Center, led by Dr. Michel Sadelain, a renowned T-cell biologist and a recognized founder of CAR T-cell therapy, to support the development of our iPSC-derived CAR T-cell immunotherapies. We believe this approach to research and development will maximize our potential to successfully build our iPSC product platform, accelerate the clinical translation and clinical investigation of our iPSC-derived cell product candidates, and efficiently establish clinical proof-of-concept for our iPSC-derived cell product candidates.

•

Efficiently develop and commercialize first-in-class cellular immunotherapies for severe, life-threatening diseases where treatment options are limited. We are clinically developing first-in-class cellular immunotherapies for cancer and immune disorders. We are advancing our product candidates to improve the lives of patients with severe, life-threatening diseases, where the unmet need is significant and where regulatory agencies offer efficient and expedited development and review programs. For example, we are developing our product candidate ProTmune as a first-in-class hematopoietic cell graft for the prevention of life-threatening complications, including graft-versus-host disease (GvHD), in patients undergoing allogeneic HCT. GvHD is a leading cause of morbidity and mortality in patients undergoing allogeneic HCT, and there are currently no therapies approved by the FDA for the prevention of GvHD. The FDA has granted Fast Track designation, and the FDA and the European Commission have granted Orphan Drug Designation and Orphan Medicinal Product Designation, respectively, for ProTmune. Due to high incidences of morbidity and mortality and the rare disease nature of many of our target indications, we believe clinical trials that we conduct will generally require relatively small numbers of subjects and that our development path to approval may be efficient.

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

Our Off-the-shelf, iPSC-derived Cellular Immunotherapy Pipeline

NK cells have an innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, and represent one of the body’s first lines of immunological defense. NK cells have the unique ability to selectively identify and destroy abnormal cells through multiple mechanisms while leaving normal healthy cells unharmed. These cytotoxic mechanisms include: direct innate killing by binding to stress ligands expressed by abnormal cells and releasing toxic granules; indirect killing by producing and releasing proinflammatory and chemotactic cytokines that play a pivotal role in orchestrating the adaptive immune response; and antibody-mediated targeted killing by binding to and enhancing the cancer-killing effect of endogenous and therapeutic antibodies through a process known as antibody-dependent cellular cytotoxicity (ADCC).

T cells, or T-lymphocytes, play a critical role in adaptive immunity and are distinguished from other cells of the immune system by the presence of a T-cell receptor (TCR) on their surface. TCRs are generated by DNA rearrangement and positively selected for their capacity to engage host major histocompatibility complex (MHC) molecules. The majority of T cells, termed alpha beta T cells (αβ T cells), rearrange their alpha and beta chains on the TCR, which confers specificity and enables T cells to recognize non-self molecules, known as non-self antigens, expressed on the surface of transformed or foreign cells. Antigens inside a cell are bound to, and are routinely brought to the surface of a cell, by MHC class I molecules. Upon antigen recognition, T cells bind to the MHC-antigen complex, become activated and destroy the targeted cell. Unlike NK cells, T cells are limited by antigen-specific binding of their TCR in order to induce cellular cytotoxicity.

We are developing off-the-shelf, iPSC-derived NK- and T-cell cancer immunotherapies, including cell product candidates intended to synergize with checkpoint inhibitor and monoclonal antibody therapies and to target tumor-associated antigens.

FT500: iPSC-derived NK Cell Product Candidate for Advanced Solid Tumors

Therapies that block inhibitory immunological signaling pathways have transformed the oncology landscape. For example, the use of monoclonal antibody-based therapies commonly referred to as checkpoint inhibitors, which target the PD1 receptor upregulated on activated T cells or its ligands expressed on tumor cells (programmed death ligands 1 and 2 (PD-L1 and PD-L2)), has resulted in long term remissions in multiple tumor indications. Unfortunately, more than 60% of patients treated with checkpoint inhibitors will not respond or will relapse. As a result, there is significant unmet need for novel therapeutic approaches to overcome resistance to checkpoint inhibitors.

One common mechanism of intrinsic and acquired resistance to checkpoint inhibitors is deletions or loss of heterozygosity in beta-2-microglobulin (B2M) an essential component of major histocompatibility complex (MHC) class I molecules which play a critical role in tumor-antigen presentation. A recent longitudinal analysis in a cohort of patients treated with several checkpoint inhibitors identified B2M expression defects in approximately 30% of patients with progressing disease. In fact, loss of heterozygosity in B2M was found to be enriched three-fold in non-responders (~30%) vs. responders (~10%) and was associated with poor overall survival. Additionally, complete loss of B2M expression was found only in non-responders. These findings suggest that defects in B2M expression can contribute to tumor evasion of T-cell responses and disease progression.

One potential strategy to overcome resistance to checkpoint inhibitors, especially in patients whose heterogenous tumor burden includes B2M expression defects, is through the administration of allogeneic NK cells, which have the inherent capability to recognize and directly kill cells with MHC class I down-regulation. The mechanism of killing is through the release of perforins and granzymes, which can lyse tumor cells exposing large amounts of tumor antigens, and the secretion of a number of cytokines and chemokines, both of which can activate and facilitate an adaptive immune response. In addition to direct cytotoxicity, NK cells can also secrete proinflammatory cytokines, which can induce tumor-resident T cells to re-engage and elicit an anti-tumor response, and chemotactic cytokines, which can recruit T cells to the tumor site. As such, allogeneic donor NK cells may have the potential to overcome resistance to checkpoint inhibitors in certain patients by directly killing tumor cells and by potentiating an adaptive immune response.

FT500 is an investigational off-the-shelf NK cell cancer immunotherapy derived from a clonal master iPSC line. To our knowledge, FT500 is the first-ever iPSC-derived cell therapy cleared for clinical investigation in the United States. We are developing FT500 for the treatment of advanced solid tumors.

FT500 is being studied in an ongoing open-label, multi-center, dose-escalation Phase 1 clinical trial. The trial is designed to assess the safety and determine the maximum dose of FT500 in adult patients with advanced solid tumors. The trial includes two treatment regimens: FT500 as a monotherapy in patients that are candidates for salvage therapy (Regimen A); and, in patients who have previously failed or progressed on checkpoint inhibitor therapy, FT500 in combination with the checkpoint inhibitor on which the patient failed or progressed (Regimen B). FT500 is administered in three once-weekly doses (Day 1, Day 8, Day 15) following outpatient lympho-conditioning. For those patients that are clinically stable at Day 29, a second treatment cycle of three once-weekly doses may be administered.

In December 2019, we reported interim results from 12 patients (n=8 in Regimen A; n=4 in Regimen B) as of a November 28, 2019 data cutoff. In Regimen A, three patients were treated at the first dose level of 100 million cells per dose and five patients were treated at the second dose level of 300 million cells per dose; in Regimen B, three patients were treated at the first dose level of 100 million cells per dose, and one patient was treated at the second dose level of 300 million cells per dose, in combination with checkpoint inhibitor therapy. Patient characteristics are presented below:

As of a November 28, 2019 data cutoff, the key clinical findings include:

•

Safety. No dose-limiting toxicities, FT500-related severe adverse events, or FT500-related Grade ≥3 adverse events, and no incidents of cytokine release syndrome, neurotoxicity, or GvHD, had been reported in the 12 patients.

•

Tolerability. All 12 patients completed the first FT500 treatment cycle of three once-weekly doses. Nine of 11 patients initiated a second FT500 treatment cycle, with eight of nine patients having completed the second FT500 treatment cycle. One patient was pending initiation of a second FT500 treatment cycle. The multi-dose, two-cycle treatment schedule was well-tolerated, and there were no treatment discontinuations due to adverse events.

•

Anti-tumor Activity. In Regimen A, two of three patients in the 100 million cells per dose cohort and two of five patients in the 300 million cells per dose cohort achieved a best overall response of stable disease per iRECIST. In Regimen B, two of three patients in the 100 million cells per dose cohort achieved a best overall response of stable disease per iRECIST. As of the data cutoff, a fourth patient in Regimen B was undergoing treatment in the 300 million cells per dose cohort.

Regimen A

Regimen B

In addition to our clinical assessment, we also evaluated patients’ immune response to FT500 to assess the potential for both T-cell and B-cell mediated immunogenicity. The T-cell compartment of nine patients was evaluated for T-cell mediated host-versus-product (FT500) allo-reactivity. A TCR repertoire analysis conducted at multiple time points following treatment with FT500 was not indicative of a robust allo-reactive T-cell response against FT500. In addition, the antibody repertoire of 11 patients was analyzed for targeting of the six HLA class I types expressed by FT500 to assess B-cell mediated host-versus-product (FT500) allo-reactivity. Among the 11 patients, a single FT500 anti-HLA antibody with a mean fluorescence intensity (MFI) level of ≥ 5,000 was detected in a single patient, suggesting that a robust B-cell response against FT500 was not evident. As a point of reference, in patients undergoing haplo-identical hematopoietic stem cell transplant, an MFI level ≥ 5,000 has been correlated with a 5-fold increase in risk of graft rejection.

Upon successful completion of the 300 million cells per dose cohort in Regimen B, we plan to initiate the dose-expansion stage of the FT500 Phase 1 study under an amended clinical protocol, where we intend to administer IL-2 with each dose of FT500 to support the product candidate’s activity and to enroll patients with certain cancers that we believe are most amenable to NK cell anti-tumor activity. We expect the dose-expansion stage to enroll up to 15 patients, each of which will be administered FT500 at 300 million cells per dose in combination with checkpoint inhibitor therapy.

FT516: iPSC-derived, hnCD16 Engineered NK Cell Product Candidate

NK cells play a major role in the anti-tumor efficacy of certain tumor-antigen targeting antibodies. NK cells express CD16, an activating receptor that binds to the Fc portion of IgG antibodies. Once activated through CD16, NK cells are able to destroy antibody-coated target cells and secrete cytokines, such as interferon gamma, to recruit and potentiate adaptive immune cells, including T cells. This mechanism of action, referred to as antibody-dependent cellular cytotoxicity (ADCC), is believed to be important for the treatment of a wide range of human tumor types.

CD16 consists of two genomic variants, 158V and 158F, that elicit high or low binding affinity, respectively, to the Fc domain of IgG antibodies. Numerous clinical studies with FDA-approved tumor-targeting antibodies, including rituximab (FDA-approved for certain cancers of the blood and lymph system), trastuzumab (FDA-approved for certain breast and gastric cancers) and cetuximab (FDA-approved for certain head and neck, non-small cell lung and colorectal cancers), have demonstrated that patients homozygous for the 158V variant, which is present in only about 15% of patients, have improved clinical outcomes. In addition, the expression of CD16 on NK cells has been shown to undergo considerable down-regulation in cancer patients, which can significantly limit anti-tumor activity.

FT516 is an investigational off-the-shelf NK cell cancer immunotherapy derived from a clonal master iPSC line engineered to express a novel CD16 (hnCD16) Fc receptor. Our novel CD16 Fc receptor incorporates two unique features designed to augment the anti-tumor activity of FT516: a high-affinity homozygous 158V variant to promote high binding affinity and a modification to block its cleavage and down-regulation upon NK cell activation. In preclinical studies, we have shown that FT516 exhibits potent and persistent anti-tumor activity in vitro and in vivo in multiple tumor cell recognition and killing assays:

•

FT516, as compared to conventional NK cells sourced from peripheral blood and from cord blood, exhibits superior direct killing in vitro in combination with rituximab in a human lymphoma cell line killing assay (positive for CD20) and in combination with each of trastuzumab and cetuximab in a human ovarian cancer cell line killing assay (positive for both HER2 and EGFR);

•	FT516 in combination with rituximab shows a dose-dependent killing response in vitro in a CD20+ human lymphoblast-derived B-lymphocyte cell line killing assay;
•

FT516 in combination with trastuzumab, as compared to trastuzumab alone, augments anti-tumor activity in vivo in a HER2+ ovarian cancer model, where the anti-tumor activity at Week 6 of FT516 plus trastuzumab was durable with no tumor detectable by imaging in 80% of the mice as compared to trastuzumab alone where all mice displayed tumor burden; and

•

FT516 in combination with rituximab, as compared to rituximab alone or rituximab in combination with conventional NK cells sourced from peripheral blood, augments anti-tumor activity and promotes prolonged survival in vivo in a human lymphoma cancer model, where the median survival following treatment with FT516 plus rituximab exceeded 100 days as compared to approximately 35 days for rituximab alone and for rituximab in combination with conventional NK cells sourced from peripheral blood.

FT516 is being studied in an ongoing open-label, multi-center, dose-escalation Phase 1 clinical trial. The trial is designed to assess the safety and determine the maximum dose of FT516 in adult patients with certain hematologic malignancies. The trial includes two treatment regimens: FT516 as a monotherapy in patients with relapsed / refractory acute myeloid leukemia (AML) with three separate dose cohorts (90 million cells per dose; 300 million cells per dose; 900 million cells per dose) (Regimen A); and FT516 in combination with CD20-directed monoclonal antibody therapy in patients with advanced B-cell lymphoma who have previously failed or progressed on CD20-directed monoclonal antibody therapy with four separate dose cohorts (30 million cells per dose; 90 million cells per dose; 300 million cells per dose; 900 million cells per dose) (Regimen B). FT516 is administered in three once-weekly doses (Day 1, Day 8, Day 15), with IL-2 to support the product candidate’s activity, following outpatient lympho-conditioning. For those patients that are clinically stable at Day 29, a second treatment cycle of three once-weekly doses may be administered. To our knowledge, FT516 is the first-ever engineered iPSC-derived cell therapy cleared for clinical investigation in the United States.

We are also developing FT516 for the treatment of advanced solid tumors. In November 2019, we submitted an IND application to the FDA for the clinical investigation of FT516 in combination with monoclonal antibody therapy, including PDL1-, EGFR- and HER2-targeting therapeutic antibodies, across a broad range of solid tumors. In December 2019, the FDA issued a letter informing us that our FT516 IND application for the treatment of advanced solid tumors was allowed and that we can proceed with human clinical investigation. In 2020, we intend to initiate clinical investigation of FT516 in combination with tumor-target antibody therapy in an open-label, multi-center, dose-escalation Phase 1 clinical trial for the treatment of advanced solid tumors.

FT596: iPSC-derived, hnCD16, CAR19, IL15-RF Engineered NK Cell Product Candidate

CAR T-cell therapy has shown exceptional promise as a potentially curative therapy for patients with certain hematologic malignancies. While most researchers and clinical investigators continue to focus on the development of autologous or allogeneic CAR T-cell therapies, we are developing CAR NK cell product candidates created from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

In 2017, we entered into a multi-year research collaboration with the University of California, San Diego, led by Dan S. Kaufman, M.D., Ph.D., Professor of Medicine in the Division of Regenerative Medicine and Director of Cell Therapy, to develop off-the-shelf, iPSC-derived CAR NK cell cancer immunotherapies. Dr. Kaufman identified a novel CAR construct specifically designed to augment NK cell signaling that contains the transmembrane domain of NKG2D, the 2B4 co-stimulatory domain, and the CD3ζ signaling domain. In preclinical studies using an ovarian cancer xenograft model, Dr. Kaufman has shown that a single dose of CAR NK cells derived from iPSCs engineered with this specific CAR construct targeting mesothelin markedly inhibited tumor growth and significantly enhanced survival as compared to NK cells derived from iPSCs engineered with a CAR construct commonly used for CAR T-cell cancer immunotherapy.

We are developing FT596, an off-the-shelf CAR NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT596 incorporates three anti-tumor functional modalities: a proprietary CAR optimized for NK cell biology, which contains a NKG2D transmembrane domain, a 2B4 co-stimulatory domain and a CD3-zeta signaling domain, that targets B-cell antigen CD19; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment antibody-dependent cellular cytotoxicity, enabling targeting of tumor-associated antigens such as CD20; and an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells without the need for systemic cytokine support. Together, these features are intended to enable multi-antigen targeting, maximize potency and minimize toxicity in treated patients. In preclinical studies, we have shown that FT596 exhibits potent and persistent anti-tumor activity in vitro and in vivo in multiple tumor cell recognition and killing assays:

•

In a mixed co-culture assay, we have shown increased degranulation (CD107a) and cytokine release (interferon-gamma and TNF-alfa) upon concurrent activation of both the CAR and CD16 receptors in CD19+CD20+ Raji cancer cells with rituximab, as compared to activation of each receptor alone, indicating that dual-antigen engagement may elicit synergistic anti-tumor activity;

•	In a humanized mouse model of CD19+ lymphoma, FT596 administered as a monotherapy exhibited durable tumor clearance and extended survival in vivo similar to primary CAR T cells; and
•

In a mixed cellular composition cytotoxicity assay comprised of CD19+ and CD19- tumor cells, FT596 combined with rituximab effectively eliminated the heterogeneous population of tumor cells, a result that was not observed with single-antigen targeted CAR19 T cells.

We believe this preclinical data demonstrate the anti-tumor potency and the unique multi-antigen targeting functionality of FT596, and the product candidate’s potential to effectively overcome CD19 antigen escape.

In September 2019, the FDA issued a letter informing us that our FT596 IND application was allowed, and that we can proceed with human clinical investigation of FT596. To our knowledge, FT596 is the first cellular immunotherapy engineered with three active anti-tumor components to be cleared for clinical investigation by the FDA.

We plan to study FT596 in an open-label, multi-center, dose-escalation Phase 1 clinical trial. The trial is designed to assess the safety and determine the maximum dose of FT596 in adult patients with certain hematologic malignancies. The trial includes three treatment regimens: FT596 as a monotherapy in patients with advanced B-cell lymphoma (Regimen A); FT596 in combination with rituximab in patients with advanced B-cell lymphoma who have previously failed or progressed on rituximab (Regimen B); and FT596 in combination with obinutuzumab in patients with chronic lymphocytic leukemia who have previously failed or progressed on obinutuzumab (Regimen C). FT596 will be administered as a single dose following outpatient lympho-conditioning.

We plan to initiate enrollment of the Phase 1 study of FT596 in the first quarter of 2020. The planned dose-escalation of FT596 to determine the maximum tolerated dose in the three Regimens (A, B, and C), based on a standard 3+3 dose escalation scheme, is as follows: (i) initial treatment in Regimen A at 30 million cells per dose; (ii) dose escalation in Regimen B at 30 million cells per dose, 90 million cells per dose, 300 million cells per dose and 900 million cells per dose; and (iii) treatment in Regimen A and Regimen C at the maximum tolerated dose of FT596 determined during Regimen B dose escalation.  In the dose-expansion stage of the Phase 1 study of FT596, indication-specific expansion cohorts with Regimen A, B and C will be enrolled independently.

FT538: iPSC-derived, hnCD16, IL15-RF, CD38KO Engineered NK Cell Product Candidate

Multiple myeloma is a hematologic malignancy characterized by the proliferation of malignant plasma cells. In multiple myeloma, malignant plasma cells accumulate in the bone marrow and produce abnormal antibodies called M proteins, which can cause kidney damage, bone destruction, and impaired immune function. While multiple approved drugs with novel mechanisms have improved disease management over the past decade, multiple myeloma is rarely curable and a significant number of patients are expected to relapse.

Daratumumab is an IgG1 monoclonal antibody approved by the FDA in November 2015 for treatment of multiple myeloma. Daratumumab effectively targets CD38, which is overexpressed in multiple myeloma cells, and induces cell death through multiple mechanisms, including ADCC. However, because CD38 is also expressed on the surface of activated NK cells, daratumumab treatment can induce NK cell fratricide, which may impair the effectiveness of ADCC-mediated targeting and the destruction of multiple myeloma cells. In addition, NK cell function is often suppressed or absent in patients with multiple myeloma as a result of the cancer itself and/or from cancer therapy, further reducing the effectiveness of daratumumab. Collectively, preclinical and clinical observations suggest a potential therapeutic benefit of maintaining NK cell numbers and function in patients to support daratumumab-mediated ADCC.

We are developing FT538, an off-the-shelf NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT538 incorporates three functional modifications: a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells without the need for systemic cytokine support; and a complete elimination of CD38 expression to mitigate the potential for NK cell fratricide. Together, these features are intended to augment ADCC, enhance cell persistence and prevent anti-CD38 monoclonal antibody-induced fratricide.

In preclinical studies, we have shown that FT538 cells are entirely resistant to daratumumab-induced fratricide. Additionally, in a cytotoxic re-stimulation assays, FT538 plus daratumumab resulted in 86% cytotoxicity against multiple myeloma target cells upon first exposure and 92% cytotoxicity upon re-stimulation, as compared to peripheral blood NK cells plus daratumumab which resulted in a loss of cytotoxic capacity from 74% upon first exposure to 58% upon re-stimulation.

We plan to submit an IND application during the first half of 2020 to initiate an open-label, multi-center, dose-escalation Phase 1 clinical trial of FT538 in combination with daratumumab for the treatment of multiple myeloma.

FT576: iPSC-derived, hnCD16, IL15-RF, CD38-KO, CAR-BCMA Engineered NK Cell Product Candidate

In addition to CD38 targeting in multiple myeloma, targeting of other tumor-associated cell-surface proteins has been explored. Of these antigens, the TNF-superfamily member B-cell Maturation Antigen (BCMA) is among the most researched and is under development by multiple groups as a CAR target. Several clinical trials in multiple myeloma have shown promising initial results targeting BCMA with CAR T cells; however, there remains significant opportunity to improve both rates of relapse and treatment of relapsed patients.

In August 2019, we entered into a license agreement with the Max Delbrück Center for Molecular Medicine (MDC) under which we were granted certain exclusive rights to intellectual property covering novel humanized CAR constructs that uniquely and specifically bind BCMA. In data published by MDC scientists, anti-BCMA CAR T cells equipped with its unique humanized extracellular antigen-binding domains show higher affinity and greater specificity than other anti-BCMA antigen-binding domains. These differentiated properties conveyed both greater selectivity in recognizing target B cells and more robust killing of target B cells in vitro, including malignant B cells with low expression levels of BCMA. Additionally, in in vivo proof-of-concept studies, MDC scientists demonstrated that anti-BCMA CAR T cells mediated anti-tumor activity in xenotransplant mouse models of multiple myeloma and of mature B-cell non-Hodgkin lymphoma, where BCMA surface expression is up to 4-fold lower as compared to mouse models of multiple myeloma.

We are developing FT576, an off-the-shelf NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT576 incorporates four functional modifications: a proprietary CAR that targets BCMA; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells without the need for systemic cytokine support; and a complete elimination of CD38 expression to mitigate the potential for NK cell fratricide. Together, these features are intended to enable multi-antigen targeting of myeloma cells, augment ADCC, enhance cell persistence and prevent anti-CD38 monoclonal antibody-induced fratricide.

We plan to submit an IND application during the second half of 2020 to initiate an open-label, multi-center, dose-escalation Phase 1 clinical trial of FT576 as a monotherapy and in combination with daratumumab for the treatment of multiple myeloma.

FT819: iPSC-derived, TCR-KO, TRAC-targeted CAR19 Engineered T-Cell Product Candidate

CAR T-cell therapy, has recently emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. In 2017, two CAR T-cell therapies were approved by the FDA for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL) and relapsed / refractory diffuse large B-cell lymphoma (DLBCL). While most researchers and clinical investigators continue to focus on the development of autologous or allogeneic CAR T-cell therapies, we are developing CAR T-cell product candidates created from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

In September 2016, we announced a multi-year partnership with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf engineered T-cell product candidates using clonal master iPSC lines and, in July 2019, we extended the partnership for an additional three years. Research and development activities under the collaboration are being led by Dr. Michel Sadelain, Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at Memorial Sloan Kettering Cancer Center.

In connection with the formation of our partnership with Memorial Sloan Kettering Cancer Center, we exclusively licensed from Memorial Sloan Kettering foundational intellectual property covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs, for human therapeutic use. We also secured an exclusive option to exclusively license intellectual property arising from all research and development activities under the partnership. In May 2018, we licensed from Memorial Sloan Kettering Cancer Center additional intellectual property covering compositions of novel CAR constructs, including the 1XX CAR construct, and of genetically-engineered CAR T cells, including methods of making these cells using CRISPR for certain targeted gene modifications. Embodiments of this additional intellectual property include preclinical data published by Dr. Sadelain demonstrating that directing a CD19-specific CAR to the T-cell receptor (TCR) alpha constant (TRAC) locus results in uniform CAR expression in human peripheral blood T cells, enhances T-cell potency, and delays effector T-cell differentiation and exhaustion, and that CAR T cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor efficacy, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion.

We are developing FT819, an off-the-shelf CAR T-cell cancer immunotherapy derived from a clonal engineered master iPSC line with complete elimination of TCR expression and the novel 1XX CAR targeting CD19 inserted into the TRAC locus, under our collaboration with Memorial Sloan Kettering Cancer Center. Together, these features are intended to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression and completely eliminate TCR expression to mitigate GvHD.

As proof-of-principle for the unique advantages arising from selecting a single engineered iPSC clone for the production of CAR T-cell therapy, we assessed approximately 750 clones after engineering a pool of cells using CRISPR, and found that only about 2% of clones met our standards for overall quality including containing both bi-allelic disruption of the TCR, proper insertion of the CAR into the TRAC locus without random transgene integrations, and no evidence of off-target genomic modifications or translocations. We selected the top-performing clone for generation of the master engineered iPSC line for FT819.

In preclinical studies, we have shown that FT819 cells:

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

Over the past twelve months, we have further optimized our processes for making T cells from iPSCs, and have now shown the production of pure T-lymphocytes consisting of both CD8+ and CD4+ T cells having a global gene expression profile that is highly-similar to primary T cells based on a principal component analysis. In December 2019, we presented new in vivo preclinical data demonstrating that FT819 exhibits durable tumor control and extended survival. In a xenograft model of disseminated lymphoblastic leukemia, FT819 demonstrated enhanced tumor clearance and control of leukemia as compared to primary CAR19 T cells. At Day 35 following administration, a bone marrow assessment showed that FT819 persisted and continued to demonstrate tumor clearance, whereas primary CAR T cells, while persisting, were not able to control tumor growth.

We plan to submit an IND application in mid-2020 to initiate an open-label, multi-center, dose-escalation Phase 1 clinical trial of FT819 for the treatment of certain hematologic malignancies.

Other iPSC-derived Cell Product Candidates

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

Auto-reactive T-lymphocytes are key players in aberrant autoimmune responses. We believe that certain biological mechanisms, which have been demonstrated to suppress T-cell activity against cancer cells, can be exploited to suppress auto-reactive T-cell destruction of normal tissues. For example, myeloid-derived suppressor cells (MDSCs) are a naturally occurring population of cells that are often found in the tumor microenvironment, where these cells function to inhibit antigen-specific and non-specific T-cell activation and proliferation through a diverse set of mechanisms. While MDSCs can impede T-cell responses against cancer, the cells’ potent immuno-suppressive properties may serve to immunologically check auto-reactive T-lymphocytes that are directly responsible for the destruction of healthy tissue in certain autoimmune and inflammatory disorders.

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

We are developing FT301, an off-the-shelf, immuno-regulatory cell product candidate derived from a clonal master iPSC line. We believe FT301 has broad therapeutic potential across multiple disease indications, including graft-versus-host disease, multiple sclerosis, ulcerative colitis and others

Our Allogeneic Cellular Immunotherapy Pipeline

ProTmune™

Allogeneic HCT has been performed globally for decades with curative intent in patients with a wide range of hematologic malignancies and rare genetic disorders. The procedure involves transferring hematopoietic cells sourced from a healthy donor to a patient following the administration of chemotherapy and/or radiation therapy. The biological properties of the various cell populations present in the allogeneic hematopoietic cell graft play an essential role in determining outcomes of HCT. Donor-sourced CD34+ cells have the unique ability to engraft and reconstitute a new blood and immune system, and donor-sourced immune cells, such as T cells, have an important protective role following HCT in eradicating residual cancer cells and providing protection against life-threatening infections. The engraftment of donor-sourced CD34+ cells is essential for successful reconstitution, and any delay in, or failure of, engraftment leaves a patient severely immuno-compromised and exposed to exceedingly high risk of early morbidity and mortality. Additionally, while the donor-sourced immune cells impart a critical immunotherapeutic effect, allo-reactive T cells can cause GvHD, a serious complication where donor-sourced T cells recognize antigens on a patient’s cells as foreign and attack the patient’s cells.

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
[1] As measured from the day following HCT

The ongoing Phase 2 stage of PROTECT is a randomized, controlled and double-blinded clinical trial assessing the safety and efficacy of ProTmune in up to 80 adult subjects with hematologic malignancies undergoing matched unrelated donor HCT following myeloablative conditioning. In November 2019, we reported that the Phase 2 stage of PROTECT was fully enrolled. Subjects were randomized, in a 1:1 ratio, to receive either ProTmune or a conventional matched unrelated donor mobilized peripheral blood cell graft. The primary efficacy endpoint of PROTECT is cumulative incidence of Grades 2-4 acute GvHD by Day 100 following HCT, where prospective clinical studies have shown that 40% to 80% of patients undergoing matched unrelated donor transplant experience Grades 2-4 acute GvHD. The secondary efficacy endpoint of PROTECT is the proportion of subject alive without relapse and without moderate or severe chronic GvHD by Day 365 following HCT. Additional endpoints, such as rates of cancer relapse, chronic GvHD, non-relapse mortality, and overall survival, are also being assessed.

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

FATE-NK100

Adaptive memory NK cells are a highly specialized and functionally distinct subset of NK cells. In July 2015, we entered into a research collaboration with the University of Minnesota led by Dr. Jeffrey S. Miller, Professor of Medicine at the University of Minnesota and Deputy Director of the University of Minnesota Masonic Comprehensive Cancer Center, to develop an allogeneic adaptive memory NK cell product candidate for cancer, which we refer to as FATE-NK100.

Through the application of our cell programming expertise and our specific knowledge of modulators involved in the persistence, proliferation and anti-tumor activity of immune cells, we identified a combination of pharmacological modulators consisting of a cytokine and a small molecule (FT1238) that induces the robust formation of adaptive memory NK cells in therapeutically-relevant quantities. Using peripheral blood cells sourced from a healthy donor, FATE-NK100 is produced in a feeder-free, seven-day manufacturing process during which donor-sourced NK cells are programmed ex vivo with our combination of pharmacological modulators. In August 2017, preclinical data describing the unique properties and anti-tumor activity of FATE-NK100 were published in Cancer Research (doi:10.1158/0008-5472.CAN-17-0799), a peer-reviewed journal of the American Association of Cancer Research.

FATE-NK100 was evaluated in three separate clinical studies: (1) an open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy in subjects with refractory or relapsed acute myelogenous lymphoma (AML), which was conducted at the Masonic Cancer Center, University of Minnesota as an investigator-sponsored study; (2) an open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy in women with ovarian, fallopian tube or primary peritoneal cancer resistant to, or recurrent on, platinum-based treatment, which was conducted at the Masonic Cancer Center, University of Minnesota as an investigator-sponsored study; and (3) an open-label, accelerated dose-escalation, Phase 1 clinical trial of FATE-NK100 as a monotherapy and in combination with monoclonal antibody therapy in subjects with advanced solid tumors who have failed approved therapies.

In 2019, we elected to discontinue further development of FATE-NK100 with the advancement of our off-the-shelf, engineered iPSC-derived NK cell product candidates into clinical development.

Our Partnerships

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

California Institute of Regenerative Medicine (CIRM)

In April 2018, we executed an award agreement with the California Institute of Regenerative Medicine (CIRM) pursuant to which CIRM awarded us up to $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application to the FDA for our FT516 product candidate for the treatment of advanced solid tumors, and the IND application was allowed by the FDA in December 2019.

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

As of February 25, 2020, our intellectual property portfolio is composed of over 300 issued patents and 150 patent applications that we license from academic and research institutions, and over 200 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology

As of February 25, 2020, we own over 15 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any patents issued from these patent applications will expire on dates ranging from 2031 to 2040.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human iPSCs from somatic cells and, as of February 25, 2020, includes 16 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an OCT4 protein. OCT4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any patents that may issue from these pending patent applications will expire on dates ranging from 2024 to 2029.

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

We also have exclusively licensed from the J. David Gladstone Institutes (Gladstone) intellectual property covering the generation of iPSCs using CRISPR-mediated gene activation. This approach for inducing pluripotency uses CRISPR to directly target a specific location of the genome and activate endogenous gene expression, and does not rely on established methods of cellular reprogramming that require the transduction of multiple transcription factors. Any patents that may issue from patent applications pending in the U.S. and internationally in this portfolio will have expiration dates between 2038 and 2039.

We also have licensed exclusive rights to three families of patent applications from the University of Minnesota. This portfolio includes over 20 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any patents that may issue from patent applications pending in this portfolio will expire in 2035 or 2036.

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

Intellectual Property Relating to CRISPR Engineering

In August 2019, we entered into a license agreement with Inscripta, Inc. Under the license agreement, we obtained a royalty-free, irrevocable license to a patent portfolio covering the composition, production and use of MAD7, a novel gene-editing CRISPR endonuclease from the Eubacterium rectale genome. The intellectual property includes issued patents and pending applications broadly applicable to MAD7 and the editing of mammalian cells. Our license covers the making and using of MAD7 for editing iPSCs, making master engineered iPSC lines and using master engineered iPSC lines to manufacture human therapeutic products. These issued patents and any patents that may issue from these pending patent applications will expire around 2037.

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 25, 2020, we own 12 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes 90 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2039.

Additionally, we have an exclusive license to an intellectual property portfolio consisting of two families of issued patents and pending patent applications co-owned by the Children’s Medical Center Corporation and The General Hospital Corporation. As of February 25, 2020, we currently have exclusive rights to over 50 issued patents or patent applications in the United States and worldwide relating to methods for programming hematopoietic stem cells ex vivo using modulators that up-regulate the prostaglandin signaling pathway or its downstream mediators. These patent rights consist of issued patents (including U.S. Patents 8,168,428 and 8,563,310) claiming methods for the ex vivo programming of hematopoietic stem cells using FT1050, including hematopoietic stem cells obtained from mobilized peripheral blood, cord blood, and bone marrow. Pending patent applications in the United States and foreign jurisdictions are directed to therapeutic compositions of hematopoietic stem cells in which the cells have been modulated by increasing prostaglandin activity, methods of preparing these compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity. Any U.S. patents within this portfolio that have issued or may yet issue will have a statutory expiration date in 2027.

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

Our Material Technology License Agreements

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

Manufacturing

Off-the-shelf, iPSC-derived Cellular Immunotherapies

The manufacture of our off-the-shelf, iPSC-derived cellular immunotherapy product candidates involves a three-stage process:

•

The first stage is intended to generate a clonal master iPSC line and generally consists of the following steps: (i) obtain appropriately-consented healthy human donor cells, such as fibroblasts or hematopoietic cells, and conduct transfusion transmissible disease testing on the donor cells; (ii) induction of pluripotency in the donor cells using a proprietary transgene integration-free and footprint-free method of reprogramming; (iii) genetic engineering, where applicable, of iPSCs; and (iv) isolation and selection of a single iPSC, followed by clonal expansion of the single iPSC to produce a clonal master iPSC line for cell product manufacture.

•

The second stage is intended to derive the cell product population of interest and generally consists of the following steps: (i) expansion and differentiation of the clonal master iPSC line to produce CD34+ definitive hematopoietic progenitor cells; and (ii) further expansion and differentiation of these progenitor cells to produce the cell product population of interest.

•

The third stage is intended to derive the final cell product and generally consists of the following steps: (i) washing the cell product population; (ii) formulating the cell product population in an infusion media for intravenous administration of the final cell product; and (iii) cryopreserving individual aliquots of the final cell product and storing these aliquots in single-dose infusion bags.

As part of our manufacturing process, we endeavor to utilize current Good Manufacturing Process (cGMP) grade materials and reagents, if commercially available; however, certain critical materials and reagents are currently qualified for research use only. Additionally, we obtain key components required for the manufacture of our iPSC-derived cell product candidates from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain key components used in the manufacture of our iPSC-derived cell product candidates.

We are manufacturing our iPSC-derived cell product candidates for use in research, preclinical development, and clinical development. In September 2019, we opened our cGMP compliant manufacturing facility for the clinical production of our iPSC-derived cell product candidates. Our cGMP facility, located in San Diego, California, is custom designed for the manufacture of off-the-shelf cell product candidates using clonal master iPSC lines as the starting cell source. The new state-of-the-art facility has been commissioned and qualified, and we have been issued a drug manufacturing license by the State of California, Department of Health Services, Food and Drug Branch. In January 2020, we entered into a new lease agreement for a future headquarters facility, which is designed to include cGMP manufacturing. The lease is expected to commence, subject to certain conditions, in May 2021, and once complete, we intend to manufacture our iPSC-derived cell product candidates at this facility.

We also contract with third parties, including medical center cell therapy facilities and contract manufacturing organizations (CMOs), for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates for use in clinical investigation. We expect that we will continue to contract with third parties, including medical center cell therapy facilities and CMOs, for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates.

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

Human peripheral blood cells sourced from a healthy donor, whose tissue type closely matches the patient’s, are used as the starting cellular source material for the manufacture of ProTmune. HCT centers can electronically access a worldwide network of donor registries, which collect and transfer human peripheral blood cells sourced from healthy donors, to source these cells on behalf of patients. We expect donor registries to continue to collect and transfer, and HCT centers to continue to source, human peripheral blood cells for our manufacture of ProTmune. Other components used in the manufacture of ProTmune include programming media as well as disposable materials, such as bags and tubing sets. To date, we have obtained all components required for the manufacture of ProTmune, including FT1050, FT4145 and programming media, from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain human peripheral blood cells and certain components used in the manufacture of ProTmune.

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

Government Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (the FDCA) and the Public Health Service Act (the PHS Act) and related regulations, and drugs under the FDCA and related regulations. Biological products and drugs are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products and drugs. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export of our products. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, withdrawal of an approval or suspension or revocation of a license, clinical hold, warning or untitled letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2020, the user fee for an application requiring clinical data, such as a BLA and an NDA, is $2,942,965. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs ($325,424). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (PREA), as amended, a BLA or NDA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. The FDCA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. Generally, PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted.

Healthcare Reform and Other Regulatory Changes

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in March 2010, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•	subjects biological products to potential competition by biosimilars;
•

made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs to 23.1% of average manufacturer price (AMP), and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP;

•

imposed a requirement on manufacturers of branded drugs to provide a 70% point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D;

•	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	expanded the entities eligible for discounts under the 340B Drug Discount Program;
•	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•

imposed an annual, nondeductible fee and tax on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs;

•

imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in significant civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission; and

•

established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation (CMMI) within the Centers for Medicare and Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding was allocated to support the mission of the CMMI through 2019, and pursuant to the federal fiscal year 2020 budget, CMMI is expected to receive funding for ten more years.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0 effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA.

Since January 2017, the Trump administration has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.  On January 20, 2017, the Trump administration signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, the Trump administration signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The Bipartisan Health Care Stabilization Act of 2017, as well as the follow-on Bipartisan Health Care Stabilization Act of 2018 were introduced to appropriate funds to stabilize CSR payments; however, the future of this effort is unclear. On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.  It is impossible to determine whether similar taxes could be instated in the future. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and  closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

Congress also could consider additional legislation to repeal, replace, or further modify elements of the ACA. Thus, the full impact of the ACA, or any law repealing, replacing or modifying elements of it, and the political uncertainty regarding any repeal, replacement or modification of the ACA, on our business remains unclear. We expect that additional federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs, biologics and services.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint,” or plan, aimed at improving the availability, competitiveness, and adoption of biosimilars as affordable alternatives to branded biologics. Under the plan, the FDA is directed to issue guidance to address certain practices that aim to delay or block generic competition, while also issuing new policies to bring more biosimilars to market as alternatives to brand-name biologics. More recently, the Trump administration announced a complex proposal to reduce Medicare spending by substantially reducing the price of physician-administered drugs, including biologics such as cellular therapeutics, under Medicare Part B. Under this proposal, pharmacy-benefit managers would have an increased role in managing drugs and pricing in the Part B program, and the price paid by Medicare for drugs under Part B would be linked to the prices paid for such drugs in other industrialized countries as reflected in an International Pricing Index, and in most cases these prices are lower than in the U.S. However, if the International Pricing Index model were adopted as proposed, it would not take effect until 2020 at the earliest and would phase in over five years, and it is therefore difficult to predict the impact it will have on our business. The proposal also includes a new payment model for reimbursing physicians for administering drugs under Part B, and the consequences of this payment model on the prescribing practices of physicians are uncertain. The U.S. Department of Health and Human Services (HHS) has started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (Right to Try Act) was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Novartis and Kite were the first to achieve FDA approval for autologous CAR T-cell therapies for the treatment of certain cancers. Novartis obtained FDA approval to commercialize Kymriah in August 2017 for the treatment of children and young adults with relapsed / refractory B-cell acute lymphoblastic leukemia and, in May 2018, for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma. In October 2017, Kite obtained FDA approval to commercialize Yescarta for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma.

We are developing our off-the-shelf NK- and T-cell product candidates for the treatment of cancer. While we believe our use of clonal master iPSC lines for the production of our off-the-shelf NK- and T-cell product candidates is highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer including Adaptimmune Limited, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Autolus Therapeutics plc, bluebird bio, Inc., Celgene Corporation (acquired by Bristol-Myers Squibb Company), Cellectis SA, Celyad SA, CRISPR Therapeutics AG, Editas Medicine, Inc., Gilead Sciences, Inc., Green Cross Corporation, Intrexon Corporation, Juno Therapeutics, Inc. (acquired by Celgene Corporation), Kite Pharma, Inc. (acquired by Gilead Sciences, Inc.), NantKwest, Inc., Novartis AG, Precision BioSciences, Inc., Sorrento Therapeutics, Inc. and ZIOPHARM Oncology, Inc.. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are developing ProTmune as a next-generation mobilized peripheral blood graft for patients undergoing allogeneic HCT. ProTmune is designed to prevent GvHD and other life-threatening complications that compromise the procedure’s curative potential. There are currently no FDA-approved therapies for the prevention of acute GvHD. Corticosteroids, or steroids, remain the first-line of treatment for GvHD, and second-line therapy consists of off-label use of immunosuppressive agents. We are aware of other companies and medical centers that are developing prophylaxes for GvHD and treatments for GvHD and other life-threatening complications of HCT, including AbbVie Inc., Bristol-Myers Squibb Company, Incyte Corporation, Jazz Pharmaceuticals plc, Kamada Ltd., and Mesoblast Limited.

We compete against our competitors in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject enrollment for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance.

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

Employees

As of December 31, 2019, we employed 178 employees, all of whom are full-time employees, including 86 in research and development, 69 in clinical development, manufacturing and regulatory affairs and 23 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

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

We own various U.S. federal trademark registrations and applications, and unregistered trademarks, including Fate Therapeutics®, our corporate logo. All other trademarks or trade names referred to in this document are the property of their respective owners. Solely for convenience, the trademarks and trade names in this document are referred to without the symbols® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

We are heavily dependent on our ability to complete the clinical development of, and obtain regulatory approval for, our product candidates. We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates, including ProTmune, FT500, or FT516. Furthermore, we have not initiated or conducted any clinical trials necessary to support an application for approval to market FT596, FT819 or any other product candidates that we may identify. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

•

difficulties in identifying eligible patients for participation in clinical trials of our product candidates, due in part to our focus on the development of certain of our product candidates for the treatment of rare diseases;

•

difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from patients enrolling in studies of therapeutic product candidates sponsored by our competitors;

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

•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development;
•	the proprietary rights of third parties, which may preclude us from developing, manufacturing or commercializing a product candidate;
•	determining that a product candidate may be uneconomical to develop, manufacture, or commercialize, or may fail to achieve market acceptance or an adequate pricing and reimbursement profile;
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

In addition to relying on third parties for the manufacture of our product candidates, we also manufacture certain of our product candidates ourselves, and intend to manufacture some or all of the clinical supply of FT500, FT516, and FT596 for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to expand our existing GMP manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed. For example, we may encounter problems with shortages of qualified personnel, key contractors, laboratory equipment, and materials and supplies for the manufacture of our product candidates. Further, delays in commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials, and thereby limit our opportunities for growth. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may not be able to locate additional or replacement manufacturing capacity on a reasonable basis or at all.

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

Because our approach to the development of product candidates is based on novel and unproven technologies, it is subject to a substantial degree of technological uncertainty and we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research, preclinical or clinical development. Only a small number of research and development programs ultimately result in commercially successful drugs. The development of cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop programmed cellular immunotherapies is ongoing. We may determine to incorporate information learned from this research into the design of our ongoing Phase 2 clinical trial of ProTmune and our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. As with any new biologic or product developed using novel technologies, our product candidates have an unknown immunogenicity profile.  As a result, our product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals on a timely basis or at all;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical to commercialize or fail to achieve market acceptance.

Any such problems that affect one of our product candidates may have an unfavorable impact on all of our product candidates. As a result, we may never succeed in developing a marketable product and we may never become profitable, which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and who meet certain criteria, in a timely manner. In addition, we will be competing with other clinical trials of product candidates being developed by our competitors in the same therapeutic areas, and potential patients who might be eligible for enrollment in one of our clinical trials may instead choose to enroll in a trial being conducted by one of our competitors.

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

•	the availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted;
•	the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors for certain of our product candidates, including ProTmune;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

As of December 31, 2019, our cash and cash equivalents and investments were $260.9 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Co., Ltd., the University of Minnesota, and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

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

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials, or initiating and conducting any future clinical trials of our current product candidates or other cell product candidates that we may identify. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials of ProTmune, FT500, or FT516, or the initiation of clinical trials for FT596 or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

Even if our current and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. If we fail to meet the requirements to support continued clinical development, our clinical development activities for any of our product candidates are delayed or suspended, or we fail to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations will be harmed.

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

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the early clinical or preclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, particularly FT500, FT516, FT596, and any other iPSC-derived cell product candidates we may develop, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

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

All of our product candidates are still in an early stage of development, and we cannot be assured that the development of any of our product candidates will ultimately be successful. Although we may from time to time disclose results from preclinical testing or preliminary data or interim results from clinical studies of our product candidates, such results from preclinical testing, process development and manufacturing activities, and clinical studies, including interim clinical trial results as of specified data cutoff dates and results of earlier clinical studies with similar product candidates, are not necessarily predictive of future results, including later clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, the data reported from the Phase 1 stage of PROTECT as of the November 26, 2018 data cut-off date may not continue for these subjects or be repeated or observed in ongoing or future studies involving ProTmune, including in the Phase 2 stage of the PROTECT study. It is possible that subjects for whom events of acute GvHD have been reduced or eliminated may experience acute GvHD in the future, as there is limited data concerning long-term safety and efficacy following treatment with ProTmune. Accordingly, ProTmune may not demonstrate in the Phase 2 stage of PROTECT, or in subsequent trials, an adequate safety or efficacy profile to support further development or commercialization.

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

From time to time, we also publish interim, “top-line,” or preliminary data from our clinical studies. Interim data from clinical trials that we are conducting are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, the duration of treatment increases and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects.

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

We expect to rely on orphan drug exclusivity for ProTmune and may rely on orphan drug exclusivity for other product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. We have been granted orphan drug designation in the United States for ex vivo programmed mobilized peripheral blood for the prevention of GvHD in patients undergoing allogeneic hematopoietic cell transplantation, and in the European Union for ProTmune for treatment in hematopoietic stem cell transplantation. While we have been granted these orphan designations, even if we are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product. In addition, we may be unable to obtain orphan drug designations for any other product candidates that we are currently developing or may pursue.

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

We currently depend on third-party cell processing facilities for the manufacture of ProTmune under specific conditions. Any failure by these facilities to manufacture our product candidates consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, these product candidates.

Clinical cell processing facilities operated by or affiliated with our clinical sites currently manufacture ProTmune for use in our clinical trials of these product candidates. We will be required by the FDA to standardize the manufacture of ProTmune, and any other product candidates we may develop, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of these product candidates for commercialization may require each of the clinical cell processing facilities at which ProTmune are manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a BLA or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with regulatory requirements and to properly execute the protocol for the manufacture of any of our product candidates. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture any of our product candidates, including ProTmune, in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of such product candidate, which may require us to spend significant additional time and resources, and would impair our ability to manufacture, complete the clinical development of, and to commercialize, such product candidate. To comply with applicable regulatory and manufacturing requirements, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory or manufacturing requirements, it will be restricted or prohibited from manufacturing such product candidate and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune may adversely affect the safety and efficacy profile of such product candidate or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune in both the clinical and the commercial setting, which would have an adverse effect on our business.

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

We face a variety of challenges and uncertainties associated with our dependence on human donor material for the manufacture of ProTmune.

ProTmune is manufactured from the blood of third-party donors, and therefore, the manufacture of ProTmune is subject to the availability and quality of the third-party donor material. The selection of the appropriate donor material for manufacture of ProTmune requires close coordination between clinical and manufacturing personnel.

ProTmune is manufactured using mobilized peripheral blood (mPB), which is currently procured directly by the clinical cell processing facilities from the National Marrow Donor Program (NMDP) for our ongoing Phase 1/2 PROTECT clinical study. The availability of mPB for the manufacture of ProTmune depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

Additionally, we do not have control over the supply, availability, price or types of mPB that these clinical cell processing facilities use in the manufacture of ProTmune. We rely heavily, and expect to continue to rely heavily, on these third parties to procure mPB that is collected in compliance with government regulations and within the current standard of care. In addition, we may identify specific characteristics of specific units of mPB, such as the volume and red blood cell content, which may limit the ability to use such units in the manufacture of ProTmune even though this mPB may otherwise be suitable for use in allogeneic transplant. As a result, the requirement for mPB to meet our specifications may limit the potential inventory of mPB eligible for use in the manufacture of ProTmune for our ongoing and any future clinical trials and for commercial supplies of ProTmune, if approved.

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

Further, manufacture of ProTmune from donor material involves complex processes, with specialized equipment and highly skilled and trained personnel. The processes for manufacturing ProTmune are susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations increase the risk of adverse side effects and result in delays in the development of ProTmune.

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

Certain rights to our key technologies and product candidates, including intellectual property relating to ProTmune and our iPSC technology are licensed from third parties. As a licensee of third-party intellectual property, we rely on our licensors to file and prosecute patent applications and maintain patents, and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our licensed patents, patent applications and other intellectual property rights, and we cannot be certain that such activities will result in valid and enforceable patents and other intellectual property rights. Additionally, our licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and we cannot be certain that our licensors will allocate sufficient resources or prioritize enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

If we fail to comply with our obligations under our license agreements, we could lose rights to our product candidates or key technologies.

We have obtained rights to develop, market and sell some of our product candidates, including ProTmune, FT596 and FT819 through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under our license agreements, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

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

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with any products that we may develop and commercialize, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology and pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

We focus our research and development on product candidates for orphan indications and other rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we will be required to capture a significant market share to achieve and maintain profitability.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been many judicial, President, and Congressional challenges to numerous aspects of the ACA. As a result, the full impact on our business of the ACA, the potential impacts of any challenges including any laws repealing and/or replacing elements of it, as well as the political uncertainty surrounding any repeal or replacement legislation, remain unclear.

Additionally, at the federal level, statutes and regulations routinely impact a variety of parameters relating to federal programs and Medicare. In July 2018, the Centers for Medicare and Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these federal and state laws and regulations, as well as other new laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical and biologics pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in various congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration has also taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our existing product candidates or any future product candidates we may develop. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•	additional non-clinical or clinical trials to be conducted prior to obtaining approval;
•	changes to manufacturing methods;
•	recalls, replacements, or discontinuance of one or more of our products; and
•	additional recordkeeping.

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

If we fail to comply with environmental, health, and safety laws and regulations, including regulations governing the handling, storage or disposal of hazardous materials, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous materials, including chemicals, biological materials and infectious agents. Our operations also may produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (FCPA) and various federal and state fraud and abuse laws, including, without limitation, physician sunshine laws and regulations, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits improper payments or offers of payments, either directly or indirectly, to foreign governments and their officials and political parties by U.S. persons in order to influence official action, or otherwise obtain or retain business. Additionally, the U.S. federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Affordable Care Act, and their implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, information related to payments or other transfers of value made to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers, and their immediate family members. The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for knowingly and willfully defrauding any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws.

In addition, as of May 25, 2018, the General Data Protection Regulation (GDPR) regulates the collection and use of personal data in the EU. The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate our activities in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the PPACA may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. In the past, we have experienced a cybersecurity breach. Although this incident was resolved without any material costs or disruptions to our business, if a similar event were to occur in the future and cause interruptions in our operations, it could result in a material disruption of development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply.

Our insurance policies may not be adequate to compensate us for the potential losses arising from breaches, failures or disruptions of our infrastructure, catastrophic events and disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Furthermore, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2019, we had an accumulated deficit of $383.5 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of February 28, 2020, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.8% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 51.4%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. During 2019, 25,000 shares of the Class A Convertible Preferred Stock were converted into 125,000 shares of common stock. In addition, pursuant to a shelf registration statement declared effective by the SEC in May 2018, we may sell up to a remaining $6.2 million in shares of our common stock, preferred stock, debt securities, warrants and/or units, and pursuant to a shelf registration statement declared effective by the SEC in August 2017, we may sell up to a remaining $54.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units. The August 2017 registration statement also provides for the resale by Juno of up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Further, in November 2018 we filed a Form S-3 pursuant to which we may issue up to $50.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

We have broad discretion over the use of our cash, cash equivalents, and investments and may not use them effectively.

Our management has broad discretion to use our cash, cash equivalents, investments and any additional funds that we may raise to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline or delay the development of our product candidates. We may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or discouraging a potential acquisition proposal or tender offer could limit the opportunity for our stockholders to achieve liquidity for their shares of our common stock, even if the acquisition proposal or tender offer is at a premium over the then-current market price for our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

As of December 31, 2019, we had federal and California net operating loss carryforwards of $168.2 million and $168.2 million, respectively, which begin to expire in various amounts in 2027. As of December 31, 2019, we also had federal and California research and development tax credit carryforwards of $13.4 million and $8.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2019. We have not analyzed periods subsequent to December 2019. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the Tax Act the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Facilities

As of December 31, 2019, we occupied approximately 72,000 square feet of office and laboratory space in San Diego, California under a non-cancelable operating lease through December 2028. In addition, we have additional operating leases for office and laboratory space in New York, New York and San Diego, California that had not commenced as of December 31, 2019. We believe that these facilities are adequate for our current needs.

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

Holders of Common Stock

As of February 27, 2020, there were approximately 35 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on our common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index over the five-year period ending December 31, 2019. The graph assumes that $100 was invested in our common stock and in each of the comparative indices as of the market close on December 31, 2014. The past performance of our common stock is no indication of future performance.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2019.

ITEM 6. Selected Financial Data

The following selected data should be read in conjunction with our financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$10,680	$4,740	$4,106	$4,402	$2,431
Operating expenses:
Research and development	87,770	56,024	34,358	26,452	19,861
General and administrative	23,637	15,808	11,873	9,913	10,352
Total operating expenses	111,407	71,832	46,231	36,365	30,213
Loss from operations	(100,727)	(67,092)	(42,125)	(31,963)	(27,782)
Total other income (expense), net	2,578	494	(827)	(1,499)	(2,210)
Net loss	(98,149)	(66,598)	(42,952)	(33,462)	(29,992)
Other comprehensive income (loss)	24	1	(2)	(1)	—
Comprehensive loss	$(98,125)	$(66,597)	$(42,954)	$(33,463)	$(29,992)
Net loss per common share, basic and diluted	$(1.44)	$(1.19)	$(1.02)	$(1.05)	$(1.18)
Weighted-average common shares used to compute basic and diluted net loss per share	68,190,741	56,195,650	41,982,167	31,754,140	25,484,262

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,814	$190,514	$88,952	$88,609	$64,809
Short-term investments and related maturity receivables	121,613	10,493	11,997	3,503	—
Working capital	199,283	177,933	91,547	78,136	52,211
Long-term investments	39,440	—	—	—	—
Total assets	302,274	213,032	105,292	95,048	67,958
Long-term debt, current portion	—	2,438	—	8,187	7,550
Long-term debt, net of current portion	—	12,446	14,808	2,501	10,688
Deferred revenue, current portion	2,787	7,588	2,105	2,105	2,401
Deferred revenue, net of current portion	3,775	7,500	724	2,829	4,934
Convertible preferred stock	35,956	36,289	36,289	36,289	—
Accumulated deficit	(383,545)	(285,396)	(218,798)	(175,846)	(142,384)
Total stockholders’ equity	$244,756	$160,469	$77,189	$73,154	$38,038

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 5, 2019.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of healthy donor-sourced cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs) to generate a clonal master iPSC line having preferred biological properties and direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients. Utilizing these therapeutic approaches, we program cells of the blood and immune system, including natural killer (NK) cells, T cells and CD34+ cells, and are advancing a pipeline of programmed cellular immunotherapies.

We have entered into a research collaboration and license agreement with the Regents of the University of Minnesota to develop off-the-shelf, engineered NK cell cancer immunotherapies derived from clonal master iPSC lines. Additionally, we have entered into a research collaboration and license agreement with Memorial Sloan Kettering Cancer Center (Memorial Sloan Kettering) to develop off-the-shelf, engineered T-cell cancer immunotherapies derived from clonal master iPSC lines.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•	conduct our ongoing and planned clinical trials of our product candidates;
•

conduct GMP production, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

•	procure laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•	conduct preclinical and clinical research to investigate the therapeutic activity of our product candidates;
•	continue our research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Ono, University of Minnesota and Memorial Sloan Kettering;

•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	establish business operations at our new corporate headquarters, including internal GMP production capabilities;
•	hire additional clinical, manufacturing, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Tfinity Therapeutics, Inc. (Tfinity), 100% of the voting shares of Fate Therapeutics Ltd. (Fate Ltd.), incorporated in the United Kingdom, and 100% of the voting shares of Fate Therapeutics B.V. (Fate B.V.), incorporated in the Netherlands. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, Fate B.V., and Fate Ltd. To date, the aggregate operations of our subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates. Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate, of which $6.5 million has been received as of December 31, 2019.

We concluded that Ono represented a customer and in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. In addition, we identified our performance obligations under the Ono Agreement, including our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

During the years ended December 31, 2019 and 2018, we recognized $9.3 million and $0.6 million, respectively, of collaboration revenue under the Ono Agreement. As of December 31, 2019, aggregate deferred revenue related to the Ono Agreement was $6.6 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

In connection with the Juno Agreement, during the years ended December 31, 2019 and 2018, we recognized $1.4 million and $4.1 million, respectively, as collaboration revenue in the consolidated statements of operations and comprehensive loss.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled. The final quarterly research payment of $0.2 million was received during May 2019 and no additional payments are expected.

Research and Development Expenses

Research and development expenses consist of costs associated with the research, preclinical development, process and scale-up development, manufacture and clinical development of our product candidates, the research and development of our cell programming technology including our iPSC product platform, and the performance of research and development activities under our collaboration agreements. These costs are expensed as incurred and include:

•	salaries and employee-related costs, including stock-based compensation;
•	costs incurred under clinical trial agreements with investigative sites;
•	costs to acquire, develop and manufacture preclinical study and clinical trial materials, including our product candidates;
•

costs associated with conducting our preclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers;

•	costs incurred for our research, development and manufacturing activities, including under our collaboration agreements;
•	costs for laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•	costs incurred to license and maintain intellectual property; and
•	facilities, depreciation and other expenses including allocated expenses for rent and maintenance of facilities.

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
•

conducting GMP production, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;

•	source laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•	conducting preclinical and clinical research to investigate the therapeutic activity of our product candidates; and
•	conducting research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Ono, University of Minnesota and Memorial Sloan Kettering.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense.

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

We estimate the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants with both performance-based milestones and market conditions, which are valued using a lattice-based model. These models require the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield. Due to the lack of an adequate history of a public market for the trading of our common stock and a lack of adequate company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. Treasury securities. See Note 8 of the notes to the consolidated financial statements for additional information.

The fair value of restricted stock units is based on the closing price of our common stock as reported on The NASDAQ Global Market on the date of grant.

Total stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017, was $17.4 million, $6.3 million, and $3.6 million, respectively. Expense related to unvested stock option grants not yet recognized as of December 31, 2019 was $40.4 million and the weighted-average period over which these grants are expected to vest is 2.9 years. As of December 31, 2019, the unrecognized compensation cost related to outstanding restricted stock units was $6.2 million, which is expected to be recognized as expense over approximately 2.7 years.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 1 of the notes to the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	Increase
	(in thousands)
Collaboration revenue	$10,680	$4,740	$5,940
Research and development expenses	87,770	56,024	31,746
General and administrative expenses	23,637	15,808	7,829
Total other income, net	2,578	494	2,084

Revenue.  During the years ended December 31, 2019 and 2018, we recognized revenue of $10.7 million and $4.7 million, respectively, under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $87.8 million for the year ended December 31, 2019, compared to $56.0 million for the year ended December 31, 2018. The increase in research and development expenses was attributable primarily to the following:

•	$14.7 million increase in employee compensation and benefits expense, including employee-stock based compensation expense;
•

$10.3 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements;

•

$9.3 million increase in third-party professional consultant and service provider expenses relating to the manufacture and clinical development of our product candidates and the conduct of our research activities, including under our collaboration agreements;

•	$2.4 million increase in facility lease expense due to an office and lab expansion in January 2019.

These increases were partially offset by an aggregate decrease of $6.7 million in licensing expense resulting from the Amended and Restated Exclusive License with MSK that occurred in May 2018 and the Exclusive License Agreement with the J. David Gladstone Institutes that occurred in September 2018. No such expense was present in fiscal year 2019. See Note 2 of the consolidated financial statements for additional detail.

General and administrative expenses.  General and administrative expenses were $23.6 million for the year ended December 31, 2019, compared to $15.8 million for the year ended December 31, 2018. The increase in general and administrative expenses was attributable primarily to a $6.5 million increase in employee compensation and benefits expense, including employee stock-based compensation expense and an increase of $0.5 million in facility lease and related expense.

Other income, net.  Other income, net was $2.6 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. Other income, net for each period consisted primarily of interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums) and interest expense relating to our term loan with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2019, we had an accumulated deficit of $383.5 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(83,175)	$(38,650)	$(36,817)
Net cash used in investing activities	(157,453)	(463)	(10,196)
Net cash provided by financing activities	149,928	140,780	47,356
Net increase (decrease) in cash, cash equivalents and restricted cash	$(90,700)	$101,667	$343

Operating Activities

Cash used in operating activities increased from $38.7 million for the year ended December 31, 2018 to $83.2 million for the year ended December 31, 2019. The change in cash used in operating activities was attributable primarily to our increase in net loss and a decrease in the deferred revenue balance from 2018 to 2019, partially offset by an increase in stock-based compensation expense.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of December 31, 2019, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of December 31, 2019, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of December 31, 2019, all such consideration has been paid, with $1.0 million paid during the year ended December 31, 2019.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (the Juno Agreement) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. During the year ended December 31, 2019, we received $1.2 million in research payments related to the Juno Agreement.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled and the overall agreement terminated upon our receipt of the final quarterly research payment of $0.2 million.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into an Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (MSK). The agreement amends and restates the license agreement entered into between us and MSK on August 19, 2016. In consideration for the additional rights granted under the May 2018 agreement, we issued 500,000 shares of our common stock to MSK, which shares were valued at $4.8 million on the date of agreement. We also paid an upfront cash fee of $0.5 million, and we are obligated to pay milestone payments upon the achievement of specified clinical, regulatory and commercial milestones and royalty payments to MSK on net sales of licensed products. We are also obligated to pay MSK a percentage of certain sublicense income received by us. Furthermore, in the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive additional milestone payments, where the amount of such payments owed to MSK are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone.

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

Investing Activities

During the years ended December 31, 2019 and 2018, investing activities used cash of $157.5 million and $0.5 million, respectively. During the year ended December 31, 2019 we purchased $248.9 million of investments, which were partially offset by $98.8 million in maturities of investments. During the year ended December 31, 2018, we purchased $55.7 million of investments, offset by $57.5 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $149.9 million for the year ended December 31, 2019, which primarily consisted of $162.4 million of net proceeds from our September 2019 public offering of common stock and $2.5 million in proceeds from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options net of issuance costs. These proceeds were partially offset by $15.0 million in repayments on our long-term debt facility.

Financing activities provided cash of $140.8 million for the year ended December 31, 2018, which primarily consisted of the $134.6 million of net proceeds from our September 2018 public offering of common stock and $3.5 million of proceeds from the California Institute for Regenerative Medicine (CIRM) award.

From our inception through December 31, 2019 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2019, we had aggregate cash and cash equivalents and investments of $260.9 million.

Public Offering of Common Stock

In September 2019, we completed a public offering of common stock in which investors, certain of which are affiliated with our directors, purchased 9,890,000 shares of our common stock at a price of $17.50 per share under our shelf registration statement. Gross proceeds from the offering were $173.1 million. After giving effect to $10.7 million in underwriting discounts, commissions and expenses related to the offering, net proceeds were $162.4 million.

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

In December 2017, we completed a public offering of common stock in which investors purchased 10,953,750 shares of our common stock at a price of $4.20 per share under a shelf registration statement. Gross proceeds from the offering were $46.0 million. After giving effect to an estimated $3.0 million in underwriting discounts, commissions and expenses related to the offering (of which $0.3 million was paid during 2018), net proceeds were $43.0 million.

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In December 2018, we discussed with CIRM our intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and our preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, we submitted our IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. We agreed with CIRM to suspend the Award until such time as we elected to proceed with our submission of an IND application for FT516 in advanced solid tumors. In November 2019, we submitted an IND application for FT516 in advanced solid tumors and the Award was taken off of suspension by CIRM in January 2020. In February 2020, we received a $0.4 million disbursement based on a milestone achievement.

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

On July 14, 2017, we entered into an amendment (SVB Loan Amendment) of the Restated LSA with the Bank where the Bank extended an additional term loan to us in the principal amount of $15.0 million (2017 Term Loan), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA. Following such repayment in full of our existing outstanding debt with the Bank under the Restated LSA, cash proceeds from the remaining portion of the 2017 Term Loan were $7.5 million.

On November 13, 2019 we used cash on hand in the amount of $14.2 million to repay in full all outstanding obligations related to the Restated LSA and SVB Loan Amendment. Accordingly, all of our obligations under the Restated LSA and SVB Loan Amendment have been paid and discharged in full, and all security interests and other liens granted by us to the Bank to secure our obligations have been terminated and released.

In connection with the SVB Loan Amendment, we issued to the Bank on the First Amendment Effective Date a warrant to purchase up to an aggregate of 91,463 shares of our common stock, subject to adjustment, at an exercise price equal to $3.28 per share. All such warrants have been exercised as of December 31, 2019.

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

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of December 31, 2019, after giving effect to our September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of December 31, 2019, after giving effect to our December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under the shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 in conjunction with the Juno Agreement.

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

We believe our existing cash and cash equivalents and investments as of December 31, 2019 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the initiation, timing, progress, size, duration, costs and results of our clinical trials and preclinical studies for our product candidates;
•	the number and the nature of product candidates that we pursue;
•

the time to and cost of establishing business operations at our new corporate headquarters, including internal GMP production capabilities to support the clinical and potential commercial manufacture of our product candidates;

•

the cost of GMP production, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including the cost of laboratory equipment, materials and supplies to support these activities;

•	the time, cost and outcome of seeking and obtaining regulatory approvals;

•

the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments;

•

the extent to which milestones are achieved under our collaboration agreement with Ono and any other strategic partnership or collaboration agreements that we may enter into in the future, and the time to achievement of such milestones and our receipt of any associated milestone payments;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the cost of our research and development activities, including our need and ability to hire additional employees and procure additional equipment, materials and supplies;
•	the establishment and continuation of collaborations and strategic alliances;
•	the timing and terms of future in-licensing and out-licensing transactions; and
•	the cost of establishing sales, marketing, manufacturing and distribution capabilities for, and the pricing and reimbursement of, any products for which we may receive regulatory approval.

If we cannot continue or expand our research and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 that are expected to affect our liquidity and cash flows in future periods:

(in thousands)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Operating lease obligations	38,201	3,760	7,862	8,341	18,238
Total	$38,201	$3,760	$7,862	$8,341	$18,238

We lease our headquarters office and laboratory space under a non-cancelable operating lease. In May 2018, we amended the operating lease, extending the term of the lease through approximately 2028 and agreeing to lease additional space comprising approximately 24,000 square feet in the same building as our existing space for a total occupancy of approximately 72,000 square feet under the lease. In addition to rent, the lease is subject to certain fixed amenities fees. The above table includes all such fixed fees. The lease is subject to additional variable charges for common area maintenance and other costs. We maintain the right to terminate the lease after October 2025, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million. See Note 7 of the consolidated financial statements for additional detail.

During January 2020, we entered into a new lease agreement for a future headquarters facility. The lease shall commence, subject to certain conditions, in May 2021 and has a term of 15 years from the commencement date, with the option to extend the lease for two successive five-year terms. Total future minimum lease payments under the lease are $157.6 million, payable in monthly installments beginning on the lease commencement date. These obligations are not included in the above contractual obligations table as of December 31, 2019. We have a one-time option to terminate the lease after 10 years from the commencement date, subject to a payment of a $30.0 million early termination fee.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily related to changes in interest rates. As of December 31, 2019, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020, expressed an unqualified opinion thereon

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that is communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of acritical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

Estimated total costs expected to be incurred under the Ono Collaboration
Description of the Matter

As more fully described in Note 2 of the financial statements, the Company has concluded that the grant of intellectual property licenses and the delivery of related research and development services under the Ono collaboration agreement represent a combined performance obligation for which the Company recognizes collaboration revenues as the research services are transferred over time.  Revenue is recognized over the estimated period of time to conduct the research services based on actual costs incurred compared to the estimated total costs expected to be incurred.  Collaboration revenue is significant to our audit because the revenue recognition assessment process involves inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the financial statements taken as a whole. The subjective assumption relates to the estimated total costs expected to be incurred under the agreement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition review process including controls over management’s review of the significant assumptions described above.  For example, we tested controls over the development of the estimated costs to complete and the review of the estimates to complete by management.

To test revenue recognized we performed audit procedures that included, among other things, testing the assumptions and underlying data used by the Company in its computations and testing the accuracy of the computations.  We inspected evidence supporting the amount of actual costs incurred and assessed whether they were appropriate costs according to the terms of the contract. We performed corroborative inquiries of individuals outside of the finance department to assess the reasonableness of management’s estimates of the total and remaining costs to be incurred. In addition, we performed sensitivity analyses, including assessing the reasonableness of the estimated costs to be incurred as of the reporting date based on current factors.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2009.

San Diego, California

March 2, 2020

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$99,814	$190,514
Accounts receivable	—	500
Short-term investments and related maturity receivables	121,613	10,493
Prepaid expenses and other current assets	5,662	3,689
Total current assets	227,089	205,196
Long-term investments	39,440	—
Property and equipment, net	11,419	5,125
Operating lease right-of-use assets	22,752	—
Restricted cash	227	227
Collaboration contract asset	1,338	1,958
Other assets	9	526
Total assets	$302,274	$213,032

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,822	$4,205
Accrued expenses	14,697	10,926
CIRM award liability, current portion	2,808	2,106
Deferred revenue, current portion	2,787	7,588
Operating lease liabilities, current portion	1,692	—
Long-term debt, current portion	—	2,438
Total current liabilities	27,806	27,263
Deferred rent	—	3,401
Accrued expenses	—	549
Deferred revenue, net of current portion	3,775	7,500
CIRM award liability, net of current portion	702	1,404
Operating lease liabilities, net of current portion	25,235	—
Long-term debt, net of current portion	—	12,446
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2019 and December 31, 2018; designated Class A Convertible Preferred shares—2,819,549 at December 31, 2019 and December 31, 2018; Class A Convertible Preferred shares issued and outstanding—2,794,549 at December 31, 2019 and 2,819,549 at December 31, 2018	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at December 31, 2019 and December 31, 2018; issued and outstanding—75,730,260 at December 31, 2019 and 64,693,681 at December 31, 2018	76	65
Additional paid-in capital	628,200	445,799
Accumulated other comprehensive gain (loss)	22	(2)
Accumulated deficit	(383,545)	(285,396)
Total stockholders’ equity	244,756	160,469
Total liabilities and stockholders’ equity	$302,274	$213,032

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2019	2018	2017
Collaboration revenue	$10,680	$4,740	$4,106
Operating expenses:
Research and development	87,770	56,024	34,358
General and administrative	23,637	15,808	11,873
Total operating expenses	111,407	71,832	46,231
Loss from operations	(100,727)	(67,092)	(42,125)
Other income (expense):
Interest income	4,330	2,190	559
Interest expense	(1,752)	(1,696)	(1,268)
Loss on extinguishment of debt	—	—	(118)
Total other income (expense), net	2,578	494	(827)
Net loss	$(98,149)	$(66,598)	$(42,952)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	24	1	(2)
Comprehensive loss	$(98,125)	$(66,597)	$(42,954)
Net loss per common share, basic and diluted	$(1.44)	$(1.19)	$(1.02)
Weighted–average common shares used to compute basic and diluted net loss per share	68,190,741	56,195,650	41,982,167

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2016	2,819,549	$3	41,386,506	$41	$248,957	$(1)	$(175,846)	$73,154
Exercise of stock options, net of issuance costs	—	—	83,220	—	226	—	—	226
Issuance of common stock upon vesting of restricted stock units	—	—	225,125	1	(1)	—	—	—
Stock–based compensation	—	—	—	—	3,606	—	—	3,606
Public offering of common stock, net of offering costs	—	—	10,953,750	11	42,968	—	—	42,979
Private placement issuances of common stock, net of offering costs	—	—	—	—	(13)	—	—	(13)
Private placement issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	(26)	—	—	(26)
Issuance of warrants for common stock	—	—	—	—	217	—	—	217
Unrealized loss on investments	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(42,952)	(42,952)
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	694,830	1	2,692	—	—	2,693
Stock–based compensation	—	—	—	—	6,293	—	—	6,293
Public offering of common stock, net of offering costs	—	—	10,648,149	11	134,780	—	—	134,791
Issuance of common stock upon cashless warrant exercise	—	—	102,101	—	—	—	—	—
Issuance of common stock for license agreements	—	—	600,000	—	6,100	—	—	6,100
Unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(66,598)	(66,598)
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	787,434	1	2,595	—	—	2,596
Issuance of common stock upon vesting of restricted stock units	—	—	172,625	—	—	—	—	—
Stock–based compensation	—	—	—	—	17,410	—	—	17,410
Public offering of common stock, net of offering costs	—	—	9,890,000	10	162,396	—	—	162,406
Issuance of common stock upon cashless warrant exercise	—	—	61,520	—	—	—	—	—
Conversion of preferred shares to common stock	(25,000)	—	125,000	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(98,149)	(98,149)
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(98,149)	$(66,598)	$(42,952)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,193	1,204	971
Stock–based compensation	17,410	6,293	3,606
Amortization of debt discounts and debt issuance costs	115	76	81
Accretion and amortization of premiums and discounts on investments, net	(478)	(335)	(25)
Amortization of collaboration contract asset	620	42	—
Noncash interest expense	—	373	321
Deferred rent	—	192	1,085
Deferred revenue	(8,526)	12,259	(2,105)
Issuance on common stock for license agreement	—	6,100	—
Non-cash loss on extinguishment of debt	—	—	30
Cash payments included in loss on extinguishment of debt	—	—	88
Changes in assets and liabilities:
Accounts receivable	500	(500)	—
Prepaid expenses and other assets	(1,911)	(2,010)	(428)
Accounts payable and accrued expenses	4,277	4,254	2,511
Right-of-use assets and lease liabilities, net	774	—	—
Net cash used in operating activities	(83,175)	(38,650)	(36,817)
Investing activities
Purchases of property and equipment	(7,395)	(2,303)	(1,725)
Purchases of investments	(248,858)	(55,660)	(39,971)
Maturities of investments	98,800	57,500	31,500
Net cash used in investing activities	(157,453)	(463)	(10,196)
Financing activities
Issuance of common stock from equity incentive plans, net of repurchases and issuance costs	2,522	2,693	205
Proceeds from public offering of common stock, net of issuance costs	162,406	134,577	43,206
Proceeds from private placement issuances of common stock, net of issuance costs	—	—	(65)
Proceeds from private placement issuance of preferred stock, net of issuance costs	—	—	(128)
Proceeds from CIRM award	—	3,510	—
Proceeds from long–term debt	—	—	15,000
Payments of debt issuance costs	—	—	(10)
Payments included in loss on extinguishment of debt	—	—	(88)
Principal repayments of long–term debt	(15,000)	—	(10,764)
Net cash provided by financing activities	149,928	140,780	47,356
Net change in cash, cash equivalents and restricted cash	(90,700)	101,667	343
Cash, cash equivalents and restricted cash at beginning of the period	190,741	89,074	88,731
Cash, cash equivalents and restricted cash at end of the period	$100,041	$190,741	$89,074
Supplemental disclosure of cash flow information
Interest paid	$2,291	$1,242	$2,314
Supplemental schedule of noncash investing and financing activities
Issuance of warrants for common stock in connection with long–term debt	$—	$—	$217
Purchases of property and equipment in accounts payable	$602	$37	$48

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s therapeutic pipeline is comprised of immuno-oncology programs, including off-the-shelf engineered NK- and T-cell product candidates derived from clonal master induced pluripotent stem cell (iPSC) lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation. The Company’s product candidates are based on its proprietary cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of December 31, 2019, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In September 2019, the Company completed a public offering of common stock in which investors, certain of which are affiliated with the directors of the Company, purchased 9,890,000 shares of its common stock at a price of $17.50 per share under a shelf registration statement. Gross proceeds from the offering were $173.1 million, and, after giving effect to $10.7 million of costs related to the offering, net proceeds were $162.4 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, Fate Therapeutics Ltd., incorporated in the United Kingdom, Fate Therapeutics, B.V., incorporated in the Netherlands and Tfinity Therapeutics, Inc., incorporated in the United States. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating and reportable segment.

Fair Value of Financial Instruments

The carrying amounts of accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the relatively short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described below, the Company believes that the fair value of long-term debt approximates its carrying value.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and investments. Cash equivalents consisted of money market funds and investments consisted of U.S. treasuries and corporate debt securities. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Cash equivalents
Money market funds	$84,814	$84,814	$—	$—
Investments
U.S. Treasury debt securities	60,303	60,303	—	—
Corporate debt securities	100,750	—	100,750	—
Total assets measured at fair value on a recurring basis	$245,867	$145,117	$100,750	$—

As of December 31, 2018:
Cash equivalents
Money market funds	$190,514	$190,514	$—	$—
Investments
U.S. Treasury debt securities	10,493	10,493	—	—
Total assets measured at fair value on a recurring basis	$201,007	$201,007	$—	$—

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

As of December 31, 2019 and 2018, the Company had no material liabilities measured at fair value on a recurring basis.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$99,814	$190,514	$88,952
Restricted cash	227	227	122
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$100,041	$190,741	$89,074

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a significant concentration of credit risk, consist primarily of cash and cash equivalents and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses since inception.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. Other comprehensive loss included unrealized gains and losses on investments classified as available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Dilutive common stock equivalents comprised convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2019	2018	2017
Warrants for common stock	—	85,094	225,756
Common stock options	9,327,742	6,980,581	5,458,043
Restricted stock units	520,000	188,625	212,625
Series A convertible preferred stock (if converted)	13,972,745	14,097,745	14,097,745
Total	23,820,487	21,352,045	19,994,169

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

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07. ASU 2018-07 expands the scope of Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of ASC 718 will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018. The Company adopted the update in the first quarter of fiscal year 2019 using the modified retrospective method. The adoption did not have a material effect on the Company’s consolidated financial statements.

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

The Company adopted the standard effective January 1, 2019 using the optional transition method as detailed in ASU 2018-11, which resulted in an increase in operating right-of-use assets of $16.6 million and an increase in total liabilities of $18.2 million on the consolidated balance sheet as of the effective date. There was no material impact on the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2019 as a result of the adoption of ASU 2016-02. There was no impact to the consolidated financial statements for the prior periods presented due to the transition method elected. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company elected the hindsight provision for determining the lease term and elected to aggregate all lease and non-lease components for each class of underlying assets into a single lease component.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. The upfront payment of $10.0 million was recorded as deferred revenue and will be recognized as revenue over time in conjunction with the Company’s conduct of research services over the estimated four-year period based on actual costs incurred compared to estimated total costs expected to be incurred under the Ono Agreement, as the research and development activities are the primary component of the combined performance obligation. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue, and such fees were recognized as revenue as the research services were delivered. To date, the Company has received $6.5 million of research and development fees.

The Company has not assigned a transaction price to any Option Milestone, Milestones or Option Exercise Fees given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Royalties.

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement. During the year ended December 31, 2019, the Company recognized $0.6 million of such expense. As of December 31, 2019, the contract asset had a balance of $1.3 million.

The Company recognized revenue of $9.3 million under the Ono Agreement during the year ended December 31, 2019. Such revenue comprised $6.2 million associated with research services and $3.1 million associated with the upfront payment. During the year ended December 31, 2018, the Company recognized revenue of $0.6 million under the Ono Agreement. Such revenue comprised $0.4 million associated with research services and $0.2 million associated with the upfront payment. As of December 31, 2019, aggregate deferred revenue related to the Ono Agreement was $6.6 million, of which $2.8 million is classified as current.

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

Total revenue recognized under the Juno Agreement during the year ended December 31, 2019 was $1.4 million, which comprised $0.7 million associated with the upfront fee and equity premium, and $0.7 million associated with research services. Total revenue recognized under the Juno Agreement for the year ended December 31, 2018 was $4.1 million, which comprised $2.1 million associated with the upfront fee and the equity premium and $2.0 million associated with research services. Total revenue recognized under the Juno Agreement for the year ended December 31, 2017 was $4.1 million, which comprised $2.1 million associated with the upfront fee and the equity premium and $2.0 million associated with research services. No additional revenue is expected to be recognized under the Juno Agreement in future periods.

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

3.	California Institute for Regenerative Medicine Award

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, the Company is eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period. The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports under the Award. In December 2018, the Company discussed with CIRM its intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and the Company’s preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, the Company submitted its IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. The Company and CIRM agreed to suspend the Award until such time as the Company elected to proceed with its submission of an IND application for FT516 in advanced solid tumors. In November 2019, the Company filed an IND application for FT516 in advanced solid tumors and the Award was taken off of suspension by CIRM in January 2020. In February 2020, the Company received a $0.4 million disbursement based on a milestone achievement.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of December 31, 2019, the Company has received aggregate disbursements under the Award in the amount of $3.5 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries and corporate debt securities with maturities ranging from three to eighteen months from the purchase date. These securities are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date and are accounted for as available-for-sale securities.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2019 and 2018 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2019
Classified as current assets:
U.S. Treasury debt securities	1 or less	$50,445	$(4)	$16	$50,457
Corporate debt securities	1 or less	71,171	(24)	9	71,156
Total short-term investments		$121,616	$(28)	$25	$121,613
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,841	$—	$5	$9,846
Corporate debt securities	Greater than 1	29,572	(1)	23	29,594
Total long-term investments		$39,413	$(1)	$28	$39,440

December 31, 2018
Classified as current assets:
U.S. Treasury debt securities	1 or less	$10,495	$(2)	$—	$10,493
Total short-term investments		$10,495	$(2)	$—	$10,493

The Company reviews its investment holdings at the end of each reporting period and determines if any unrealized losses are other-than-temporary using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2019, 2018 and 2017 the Company did not recognize any impairment or realized gains or losses on sales of investments and the Company does not consider any of its investments as other-than-temporarily impaired.

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$899	$516
Computer and office equipment	917	688
Software	103	103
Leasehold improvements—building	2,465	288
Scientific equipment	15,355	7,868
Construction-in-process	198	1,987
Total property and equipment, gross	19,937	11,450
Less accumulated depreciation and amortization	(8,518)	(6,325)
Total property and equipment, net	$11,419	$5,125

Depreciation expense related to property and equipment was $2.2 million, $1.2 million, and $1.0 million, for the years ended December 31, 2019, 2018, and 2017, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2019, 2018, and 2017. As of December 31, 2019, $0.6 million of fixed assets had not been paid.

6. Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and other employee benefits	$5,329	$2,938
Accrued clinical trial related costs	5,976	4,729
Accrued other	3,392	3,259
Total current accrued expenses	$14,697	$10,926

Long-term accrued expenses represented the accrual for the final payment fee associated with our long-term debt.

Long-Term Debt

Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2019	2018
Long-term debt	$—	$15,000
Less debt issuance costs and discount, net of current portion	—	(54)
Long-term debt, net of long-term portion of debt issuance costs and discount	—	14,946
Less current portion of long-term debt	—	(2,500)
Long-term debt, net	$—	$12,446
Current portion of long-term debt	$—	$2,500
Less current portion of debt issuance costs and discount	—	(62)
Current portion of long-term debt, net	$—	$2,438

Silicon Valley Bank Debt Facilities

On July 30, 2014, the Company entered into the Amended and Restated Loan and Security Agreement (the Restated LSA) with Silicon Valley Bank (the Bank), collateralized by substantially all of the Company’s assets, excluding certain intellectual property. The Restated LSA amends and restates the Loan and Security Agreement, dated as of January 5, 2009, as amended, by and between the Company and the Bank (Loan Agreement). Pursuant to the Restated LSA, the Bank agreed to make loans to the Company in an aggregate principal amount of up to $20.0 million, comprised of (i) a $10.0 million term loan, funded at the closing date (the Term A Loan) and (ii) subject to the achievement of a specified clinical milestone, additional term loans totaling up to $10.0 million in the aggregate, which were available until December 31, 2014 (each, a Term B Loan). On December 24, 2014, the Company elected to draw on the full $10.0 million under a Term B Loan.

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

On November 13, 2019, the Company repaid in full all outstanding obligations under the 2017 Term Loan. The Company used cash on hand in the amount of $14.2 million for the repayment of such obligations associated with the 2017 Term Loan, including the repayment of $13.0 million in principal and $1.2 million associated with the final fee and outstanding interest. The Company expensed the remaining debt issuance cost capitalized of $0.1 million to interest expense upon the repayment of the 2017 Term Loan.

The 2017 Term Loan was scheduled to mature on January 1, 2022 (the Term Loan Maturity Date) and beared interest at a floating per annum rate equal to the greater of (i) 3.50% above the Prime Rate (as defined in the SVB Loan Amendment) or (ii) 7.25%; provided, however, that in no event would such interest rate exceed 8.25%. Interest was payable on a monthly basis on the first day of each month.

From August 1, 2017 through January 1, 2019 (the Interest-only Period), the Company was required to make monthly payments of interest only. In January 2019, after achievement of a product development milestone, the Company elected to extend the Interest-only Period from January 1, 2019 through and including to July 31, 2019. The Company was required to repay the principal, plus monthly payments of accrued interest, in 30 equal monthly installments based on a 30-month amortization schedule.

The Company’s final payment in November 2019 included all outstanding principal and accrued and unpaid interest under the 2017 Term Loan, plus a 7.5%, or $1.1 million, final payment fee. This final payment fee was accrued as interest expense over the term of the 2017 Term Loan and recorded in accrued expenses. As a result of the Company’s early repayment of the 2017 Term Loan during November 2019, the unaccrued balance of the final payment fee of $0.3 million was recorded in interest expense during the year ended December 31, 2019.

For the years ended December 31, 2019, 2018, and 2017, the Company recorded $1.8 million, $1.7 million, and $0.8 million respectively, in aggregate interest expense related to the 2017 Term Loan.

Warrants

In connection with the funding of the Term B Loan under the Restated LSA, the Company issued the Bank and one of its affiliates fully-exercisable warrants to purchase an aggregate of 98,039 shares of the Company’s common stock (the 2014 Warrants) at an exercise price of $4.08 per share. In March 2018, a portion of the 2014 Warrants were exercised in exchange for 34,149 shares of the Company’s common stock in a cashless transaction. During July 2019, the remaining balance of the 2014 Warrants outstanding was exercised for 39,263 shares of the Company’s common stock in a cashless transaction. As a result, none of the 2014 Warrants remain outstanding as of December 31, 2019.

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

In connection with a prior debt agreement between the Company and the Bank in 2009, the Company issued the Bank fully exercisable warrants to purchase an aggregate of 36,074 shares of the Company’s common stock at a weighted-average exercise price of $7.21 per share. During January 2019, a portion of the warrants were exercised in exchange for 1,245 shares of the Company’s common stock in a cashless transaction. During July 2019, the remaining balance of the warrants outstanding was exercised for 21,012 shares of the Company’s common stock in a cashless transaction. No warrants related to the prior debt agreement remain outstanding as of December 31, 2019.

7. Leases

The Company leases its headquarters office and laboratory space under a non-cancelable operating lease. In May 2018, the Company amended this lease, extending the term of the lease through the end of 2028 and agreeing to lease additional space in the same building as its existing space beginning in January 2019. The additional space leased as a result of the amendment was considered a separate lease under ASC 842 and was recorded on the consolidated balance sheets as of the lease inception date during January 2019, resulting in an increase in operating right-of-use assets of $7.7 million and an increase in the aggregate lease liability of $9.6 million. The Company can extend the term of each lease for five years after the end of 2028 at the then prevalent market rate, subject to the Company's delivery to the landlord of twelve months' prior written notice. Additionally, the Company maintains the right to terminate each lease after October 2025, subject to the Company's delivery to the landlord of twelve month's prior written notice and an early termination payment of $2.5 million. As of the date of adoption of ASC 842 and upon the lease inception date, the Company was not reasonably certain that it would exercise the extension option or the termination option, and as such, did not include these options in the determination of the total lease terms. The leases are subject to additional variable charges for common area maintenance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Further, the leases are subject to certain fixed amenities fees for the duration of the lease. These costs are considered non-lease components, which have been aggregated with the lease components into a single lease component for purposes of determining the total future lease payments. In connection with the leases, the Company has a cash-collateralized irrevocable standby letter of credit in the amount of $0.2 million.

As of December 31, 2019, future minimum payments under the Company’s operating leases were $38.2 million, which will be paid over a remaining weighted-average lease term of 9.0 years. The weighted-average discount rate for the operating lease liabilities was 8.0%, which was the Company's incremental borrowing rate at the date of adopting ASC 842 and upon lease inception.

For the year ended December 31, 2019, total operating lease expense was $6.1 million, which consisted of $3.8 million associated with the straight-line recognition of fixed payments, and $2.3 million associated with variable costs associated with the leases. For both the years ended December 31, 2018 and 2017, aggregate contractual rent expense was $2.3 million.

Total short-term lease expense associated with short-term leases for the year ended December 31, 2019 was $1.1 million.

Future minimum payments under the Company’s operating leases as of December 31, 2019 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2020	$3,760
2021	3,873
2022	3,989
2023	4,109
2024	4,232
Thereafter	18,238
Total undiscounted lease payments	$38,201
Less: imputed interest	(11,274)
Total lease liability	$26,927

The Company has an additional operating lease for office and laboratory space in New York that had not yet commenced as of December 31, 2019. The lease commenced in January 2020 and has a lease term of two years. Total future minimum payments under the operating lease are $0.3 million.

In January 2020, the Company entered into a lease agreement for office, laboratory, and GMP manufacturing space (the Premises). The Premises are located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021. See Note 13 of the notes to the consolidated financial statements for additional information on this lease.

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

During the year ended December 31, 2019, 25,000 shares of the Company’s Class A Preferred were converted into 125,000 shares of the Company’s common stock.

Description of Securities

Dividends

As of December 31, 2019, the Board of Directors of the Company has not declared any dividends.

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

Recipients of stock options under the 2013 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Under the 2013 Plan, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, or vest monthly over four years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years. Under the 2013 Plan, restricted stock units generally vest annually over four years.

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

Stock Options and Restricted Stock Unit Awards

Stock Options.  The following table summarizes stock option activity and related information under all equity plans for the years ended December 31, 2019, 2018 and 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2016	3,910,350	$3.77	8.28	$682
Granted	2,522,920	3.09
Exercised	(83,220)	2.79
Cancelled	(892,007)	3.50
Outstanding at December 31, 2017	5,458,043	$3.52	7.99	$14,754
Granted	3,251,980	8.30
Exercised	(694,830)	3.88
Cancelled	(1,034,612)	4.36
Outstanding at December 31, 2018	6,980,581	$5.58	7.87	$51,497
Granted	3,488,200	16.52
Exercised	(787,434)	3.31
Cancelled	(353,605)	10.70
Outstanding at December 31, 2019	9,327,742	$9.67	7.73	$92,567
Options vested and expected to vest at December 31, 2019	9,323,962	$9.66	7.73	$92,550
Options exercisable at December 31, 2019	4,594,888	$6.43	6.80	$60,403

For the year ended December 31, 2019, the weighted average grant date fair value of stock options granted per share was equal to $11.52. For the years ended December 31, 2018 and 2017, the weighted average grant date fair value of stock options granted to employees and directors was equal to $8.28 and $2.29, respectively.

As of December 31, 2019, 2018 and 2017, the unrecognized compensation cost related to outstanding options (excluding those with unachieved performance-based conditions) was $40.4 million, $15.9 million and $5.8 million, respectively, which was expected to be recognized as expense over approximately 2.9 years, 3.1 years and 2.6 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the years ended December 31, 2019, 2018, and 2017, was $10.7 million, $5.5 million, and $0.1 million, respectively. Total cash received upon the exercise of stock options was $2.5 million for the year ended December 31, 2019.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the years ended December 31, 2019, 2018 and 2017:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2016	525,250	$4.89	2.80	$1,318
Granted	—	—
Vested	(225,125)	4.89
Cancelled	(87,500)	4.89
Outstanding at December 31, 2017	212,625	$4.89	1.80	$1,299
Granted	—	—
Vested	—	—
Cancelled	(24,000)	4.89
Outstanding at December 31, 2018	188,625	$4.89	0.80	$1,299
Granted	520,000	16.41
Vested	(172,625)	4.89
Cancelled	(16,000)	4.89
Outstanding at December 31, 2019	520,000	$16.41	2.64	$10,176
Restricted stock units expected to vest at December 31, 2019	520,000	$16.41	2.64	$10,176

As of December 31, 2019, 2018 and 2017, the unrecognized compensation cost related to outstanding restricted stock units was $6.2 million, $0.4 million, and $0.9 million respectively, which was expected to be recognized as expense over approximately 2.7 years, 0.8 years, and 1.8 years respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Research and development	$9,804	$3,654	$2,095
General and administrative	7,606	2,639	1,511
Total stock-based compensation expense	$17,410	$6,293	$3,606

Stock Option Grants Valuation.  As of January 1, 2019, the Company adopted ASU 2018-07, which aligned the guidance on share-based payments to nonemployees with that for share-based payments to employees. In accordance with ASU 2018-07, the measurement of equity-classified nonemployee awards is fixed at the grant date and entities are not required to remeasure nonemployee equity awards at each reporting date until such time that the measurement date is established. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Years Ended December 31,
	2019	2018	2017
Risk–free interest rate	2.4%	2.5%	2.0%
Expected volatility	80.1%	79.3%	90.1%
Expected term (in years)	6.1	6.0	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility.  Due to the Company’s limited operating history and limited company-specific historical or implied volatility, the expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

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

The fair value of the warrants was determined to be $0.2 million, which was recorded to additional paid-in capital as a debt discount. The weighted- average assumptions used in the Black-Scholes option pricing model to determine the fair value of the warrants issued were as follows:

As of July 14, 2017
Risk–free interest rate	2.1%
Expected volatility	88%
Expected term (in years)	7.0
Expected dividend yield	0.0%

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2019	2018
Common stock warrants	—	85,094
Convertible preferred stock (if converted)	13,972,745	14,097,745
Common stock options	9,327,742	6,980,581
Restricted stock units	520,000	188,625
Awards available under the 2013 Plan	2,880,235	3,605,510
Awards available under the Inducement Plan	279,178	379,178
Employee stock purchase plan	729,000	729,000
Total	27,708,900	26,065,733

9. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax computed at federal statutory rate	$(20,611)	$(13,985)	$(14,603)
State tax, net of federal tax benefit	(2,088)	(1,620)	(1,315)
Permanent differences	175	22	795
Stock compensation	359	(307)	539
R&D tax credits	(7,285)	(3,301)	(2,934)
Reserve for uncertain tax positions	2,163	1,160	1,326
Tax Cuts and Jobs Act	—	—	25,280
Other	77	304	46
Valuation allowance	27,210	17,727	(9,134)
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Section 59e amortization	$32,781	$19,069
Net operating losses	37,563	30,981
R&D tax credits	16,391	9,163
Depreciation and amortization	1,650	1,653
Deferred revenue	2,115	3,906
Stock compensation	2,346	1,482
Lease liability	5,655	—
Other	846	1,106
Total deferred tax assets	99,347	67,360
Deferred tax liabilities:
Right-of-use assets	(4,778)	—
Total deferred tax liabilities	(4,778)	—
Net of deferred tax assets and liabilities	94,569	67,360
Valuation allowance	(94,569)	(67,360)
Net deferred tax assets	$—	$—

A valuation allowance of $94.6 million and $67.4 million at December 31, 2019 and 2018, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2019, the Company had federal and California net operating loss (NOL) carryforwards of $168.2 million and $168.2 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2019, the Company had federal and California research and development (R&D) credit carryforwards of $13.4 million and $8.5 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2019 and concluded there were no ownership changes subsequent to December 31, 2015. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States and California, and has historically filed income tax returns in Canada. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal, Californian and Canadian tax authorities for years beginning in 2016, 2015, and 2015, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2019	2018	2017
Beginning unrecognized tax benefits	$13,547	$11,800	$7,730
Increase related to current year tax positions	3,196	1,798	4,077
Increase related to prior year tax positions	79	148	6
Decrease related to prior year tax positions	—	(199)	(13)
Ending unrecognized tax benefits	$16,822	$13,547	$11,800

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2019 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2019 would reduce the effective tax rate if recognized. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%. The reduction in the federal corporate tax rate caused the Company to remeasure its deferred tax assets and liabilities at December 31, 2017. The remeasurement resulted in a provisional income tax expense of $25.3 million, offset by an equal reduction in the valuation allowance during the year ended December 31, 2017. During 2018, the Company finalized its analysis of the provisional impact associated with the remeasurement of deferred tax assets. There was no change in the provisional remeasurement amount previously recorded during 2017.

10. Employee Benefits

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

11. Commitments and Contingencies

License Agreements

The Company has entered into exclusive license agreements with certain academic institutions and universities pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement, as consideration for an exclusive license to the intellectual property, the Company paid a license fee, reimbursed the institution for historical patent costs and, in certain instances, issued the institution shares of restricted common stock. Additionally, under each agreement, the institution is generally eligible to receive future consideration including, but not limited to, annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of $0.4 million.

12. Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each quarter of 2019 and 2018 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenues	$2,632	$2,817	$2,429	$2,802
Total operating expenses	23,078	26,901	29,548	31,880
Net loss	(19,760)	(23,478)	(26,609)	(28,302)
Basic and diluted net loss per common share (1)	$(0.30)	$(0.36)	$(0.40)	$(0.37)
2018
Revenues	$1,026	$1,027	$1,026	$1,661
Total operating expenses	15,080	20,632	17,718	18,402
Net loss	(14,135)	(19,654)	(16,782)	(16,027)
Basic and diluted net loss per common share (1)	$(0.27)	$(0.37)	$(0.31)	$(0.25)

(1)

Basic and diluted loss per share are computed independently for each of the quarters presented. As such, the sum of the quarterly basic and diluted loss per share information may not equal annual basic and diluted loss per share information.

13. Subsequent Events

In January 2020, the Company entered into a lease agreement for office, laboratory, and GMP manufacturing space (the Premises). The Premises is located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021.

Lease payments shall commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year terms.  The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee.

Total future minimum payments under the lease, assuming a 15-year term from the Rent Commencement Date, are $157.6 million, which are to be paid in monthly installments beginning May 2021. The landlord of the Premises will contribute an aggregate of up to $30.0 million toward tenant improvements of the Premises. In connection with the lease, the Company will maintain a letter of credit for the benefit of the landlord in an initial amount of $15.0 million, which amount is subject to reduction over time.

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

Based on our management’s evaluation (with the participation of the individual serving as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, the individual serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report of Ernst & Young LLP is included with the financial statements included under Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fate Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fate Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

March 2, 2020

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2019 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.  Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on January 5, 2009	S-1	333-190608	4.2	August 13, 2013

4.3	First Amendment to Warrant to Purchase Stock dated January 5, 2009 by and between the Registrant and SVB Financial Group, dated August 25, 2011	S-1	333-190608	4.3	August 13, 2013

4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on August 25, 2011	S-1	333-190608	4.4	August 13, 2013

4.5	Form of Warrant to Purchase Common Stock issuable to Silicon Valley Bank and its affiliates	8-K	001-36076	10.2	August 5, 2014

4.6	Description of Securities	—	—	—	Filed herewith

10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013

10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	8-K	001-36076	10.1	May 2, 2017

10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013

10.5#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.7#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith

10.8#	Fate Therapeutics, Inc. Inducement Equity Plan	—	—	—	Filed herewith

10.9#	Form of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.2	May 20, 2016

10.10#	Form of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	S-8	333-211484	99.3	May 20, 2016

10.11†	Exclusive License Agreement by and between the Registrant and Children's Medical Center Corporation, dated May 13, 2009	S-1	333-190608	10.9	August 13, 2013

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.12	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.13	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.14	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.15	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.16	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.17	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.18	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013

10.19†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.23	March 12, 2015

10.20†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.24	March 12, 2015

10.21†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.25	March 12, 2015

10.22†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 26, 2010	10-K	001-36076	10.26	March 12, 2015

10.23	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016

10.24	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016

10.25	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016

10.26	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016

10.27#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

10.28#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.29	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.30	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.31†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.32†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.33#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	10-K	001-36076	10.38	March 5, 2019

10.34†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	—	—	—	Filed herewith

14.1	Amended Code of Business Conduct and Ethics	10-K	001-36076	14.1	March 5, 2019

21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	March 5, 2019

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	XBRL Instance Document	—	—	—	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

†	Certain provisions of this Exhibit have been omitted as confidential information.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: March 2, 2020	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	March 2, 2020
J. Scott Wolchko	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	March 2, 2020
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	March 2, 2020
John D. Mendlein, Ph.D., J.D.

/s/ Shefali Agarwal	Director	March 2, 2020
Shefali Agarwal, M.D.

/s/ Timothy P. Coughlin	Director	March 2, 2020
Timothy P. Coughlin

/s/ Robert S. Epstein	Director	March 2, 2020
Robert S. Epstein

/s/ Karin Jooss	Director	March 2, 2020
Karin Jooss, Ph.D.

/s/ Amir Nashat	Director	March 2, 2020
Amir Nashat, Sc.D.

/s/ Michael Lee	Director	March 2, 2020
Michael Lee