Form 10-Q
period 2020-03-31
FATE THERAPEUTICS INC
filed 2020-05-11
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, 77,691,848 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,366	$99,814
Short-term investments and related maturity receivables	119,918	121,613
Prepaid expenses and other current assets	4,965	5,662
Total current assets	208,249	227,089
Long-term investments	16,139	39,440
Property and equipment, net	11,896	11,419
Operating lease right-of-use assets	69,200	22,752
Restricted cash	15,227	227
Collaboration contract asset	1,170	1,338
Other assets	9	9
Total assets	$321,890	$302,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,173	$5,822
Accrued expenses	11,770	14,697
CIRM award liability, current portion	3,160	2,808
Deferred revenue, current portion	2,923	2,787
Operating lease liabilities, current portion	1,898	1,692
Total current liabilities	24,924	27,806
Deferred revenue, net of current portion	3,124	3,775
CIRM award liability, net of current portion	790	702
Operating lease liabilities, net of current portion	73,834	25,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2020 and December 31, 2019; Class A Convertible Preferred shares issued and outstanding—2,794,549 at March 31, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at March 31, 2020 and December 31, 2019; issued and outstanding—75,996,075 at March 31, 2020 and 75,730,260 at December 31, 2019	76	76
Additional paid-in capital	636,062	628,200
Accumulated other comprehensive gain	142	22
Accumulated deficit	(417,065)	(383,545)
Total stockholders’ equity	219,218	244,756
Total liabilities and stockholders’ equity	$321,890	$302,274

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Collaboration revenue	$2,515	$2,632
Operating expenses:
Research and development	29,278	17,728
General and administrative	7,729	5,350
Total operating expenses	37,007	23,078
Loss from operations	(34,492)	(20,446)
Other income (expense):
Interest income	972	1,091
Interest expense	—	(405)
Total other income, net	972	686
Net loss	$(33,520)	$(19,760)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	120	2
Comprehensive loss	$(33,400)	$(19,758)
Net loss per common share, basic and diluted	$(0.44)	$(0.30)
Weighted-average common shares used to compute basic and diluted net loss per share	75,886,964	64,920,621

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Operating activities
Net loss	$(33,520)	$(19,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	705	440
Stock-based compensation	6,913	3,868
Amortization of debt discounts and debt issuance costs	—	15
Accretion and amortization of premiums and discounts on investments, net	271	(5)
Amortization of collaboration contract asset	168	107
Noncash interest expense	—	79
Deferred revenue	(515)	(2,132)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	636	792
Accounts payable and accrued expenses	(3,316)	(1,258)
Right-of-use assets and lease liabilities, net	1,985	361
Net cash used in operating activities	(26,673)	(17,493)
Investing activities
Purchases of property and equipment	(1,070)	(1,746)
Maturities of investments	24,844	10,500
Net cash provided by investing activities	23,774	8,754
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	1,011	1,258
Proceeds from CIRM award	440	—
Net cash provided by financing activities	1,451	1,258
Net change in cash, cash equivalents and restricted cash	(1,448)	(7,481)
Cash, cash equivalents and restricted cash at beginning of the period	100,041	190,741
Cash, cash equivalents and restricted cash at end of the period	$98,593	$183,260
Supplemental disclosure of cash flow information
Interest paid	$—	$309
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$343	$1,482
Right-of use assets obtained in exchange for lease obligations	$47,808	$7,705

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for cancer and immune disorders. The Company’s therapeutic pipeline is comprised of immuno-oncology programs, including off-the-shelf engineered natural killer (NK) and T-cell product candidates derived from clonal master induced pluripotent stem cell (iPSC) lines, and immuno-regulatory programs, including product candidates to prevent life-threatening complications in patients undergoing hematopoietic cell transplantation. The Company’s product candidates are based on its proprietary cell programming approach, which it applies to modulate the therapeutic function and direct the fate of immune cells.

As of March 31, 2020, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements relate to its contracts containing leases, accrued expenses and the estimated total costs expected to be incurred under the Company’s collaboration agreements. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the three months ended March 31, 2020. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$83,366	$183,033
Restricted cash	15,227	227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$98,593	$183,260

During the three months ended March 31, 2020, the Company entered into a lease for a facility in San Diego that it intends to use as its new corporate headquarters. In lieu of a security deposit, Silicon Valley Bank issued a $15.0 million letter of credit on the Company’s behalf, which letter of credit is secured by a deposit of equal amount. For the three months ended March 31, 2020 and 2019, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit in the amounts of $15.2 million and $0.2 million, respectively, associated with the Company’s facilities leases.

Investments

Investments are accounted for as available-for-sale securities and are carried at fair value on the unaudited condensed consolidated balance sheets. Upon initial recognition of the investment and at each reporting period, the Company evaluates whether any unrealized losses on investments are attributable to a credit loss or other factors. Any unrealized losses attributable to credit loss are recorded through an allowance for credit losses, limited to the amount by which the fair value is below amortized cost, with the offsetting amount recorded in other income or expense in the unaudited condensed consolidated statement of operations and comprehensive loss. Unrealized losses not attributable to an expected credit loss and unrealized gains on investments are recorded in other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on investments classified as available-for-sale securities are included in other income or expense.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC on March 2, 2020. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Leases

The Company determines if a contract contains a lease at the inception of the contract. The Company currently has leases related to its facilities leased for office and laboratory space, which are classified as operating leases. These leases result in operating right-of-use (ROU) assets, current operating lease liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. The Company does not have any financing leases. Leases with a term of 12 months or less are considered short-term and a ROU asset and lease obligation are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

Lease liabilities represent an obligation to make lease payments arising from the lease and ROU assets represent the right to use the underlying asset identified in the lease for the lease term. Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred, and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive loss includes unrealized gains and losses, other than losses attributable to a credit loss which are included in other income and expense, on investments classified as available-for-sale securities, which was the only difference between net loss and comprehensive loss for the applicable periods.

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

For the three months ended March 31, 2020, the Company realized a net loss of $33.5 million. Shares of potentially dilutive securities totaled 25.9 million for the three months ended March 31, 2020, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 11.9 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (ASC) Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The only exception addressed in ASU 2019-12 applicable to the Company is the elimination of the intra-period exception to allocating income taxes when there are losses from continuing operations. The guidance is to be applied prospectively at the beginning in the year of adoption. The Company elected to early adopt the standard as of January 1, 2020 using the prospective method, and such adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, which clarifies the interaction between ASC Topic 808, Collaborative Arrangements, and ASC Topic 606, Revenue from Contracts with Customers. The guidance, among other items, clarifies that certain transactions between collaborative participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020, and such adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends the disclosure requirements in ASC 820 by adding, changing, or removing certain disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020, and such adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020 using the modified retrospective approach. Due to the nature of the Company’s investment portfolio, the adoption of the guidance did not have a material effect on the Company’s unaudited condensed consolidated financial statements and no allowance was recorded for expected credit losses.

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

Under the terms of the Ono Agreement, Ono paid the Company an upfront, non-refundable and non-creditable payment of $10.0 million in connection with entering into the Ono Agreement. Additionally, as consideration for the Company’s conduct of research and preclinical development under a joint development plan, Ono pays the Company annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. As of March 31, 2020, the Company received $8.5 million in aggregate research and development fees from Ono.

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

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense in conjunction with the Company’s revenue recognition under the Ono Agreement. During the three months ended March 31, 2020 and 2019, the Company recognized $0.2 million and $0.1 million of such expense, respectively. As of March 31, 2020, the Ono Agreement contract asset balance was $1.2 million.

The Company recognized revenue of $2.5 million under the Ono Agreement for the three months ended March 31, 2020. Such revenue comprised $1.7 million associated with research services and $0.8 million associated with the upfront payment for the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company recognized revenue of $1.6 million under the Ono Agreement. Such revenue comprised $1.1 million associated with research services and $0.5 million associated with the upfront payment. As of March 31, 2020, aggregate deferred revenue related to the Ono Agreement was $6.0 million, of which $2.9 million is classified as current.

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

No revenue was recognized under the Juno Agreement during the three months ended March 31, 2020. Total revenue recognized under the Juno Agreement during the three months ended March 31, 2019 was $1.0 million. Such revenue comprised $0.5 million associated with the upfront fee and equity premium, and $0.5 million associated with research services. No additional revenue is expected to be recognized under the Juno Agreement in future periods.
3.	California Institute for Regenerative Medicine Award

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the Award). Pursuant to the terms of the Award, the Company is eligible to receive five disbursements in varying amounts totaling $4.0 million, with one disbursement receivable upon the execution of the Award, and four disbursements receivable upon the completion of certain milestones throughout the project period. The Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports under the Award. In December 2018, the Company discussed with CIRM its intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and the Company’s preference to first submit an Investigational New Drug (IND) application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, the Company submitted its IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. The Company and CIRM agreed to suspend the Award until such time as the Company elected to proceed with its submission of an IND application for FT516 in advanced solid tumors. In November 2019, the Company filed an IND application for FT516 in advanced solid tumors and the Award was removed from suspension by CIRM in January 2020. In February 2020, the Company received a $0.4 million disbursement based on a milestone achievement.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of March 31, 2020, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Investments

The Company invests portions of excess cash in United States treasuries and corporate debt securities with maturities ranging from three to eighteen months from the purchase date. These securities are classified as short-term and long-term investments in the accompanying unaudited condensed consolidated balance sheets based on each security’s contractual maturity date and are accounted for as available-for-sale securities.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2020 and December 31, 2019 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$41,769	$—	$330	$42,099
Corporate debt securities	1 or less	77,981	(162)	—	77,819
Total short-term investments		$119,750	$(162)	$330	$119,918
Classified as non-current assets:
Corporate debt securities	Greater than 1	16,165	(26)	—	16,139
Total long-term investments		$16,165	$(26)	$0	$16,139

December 31, 2019
Classified as current assets:
U.S. Treasury debt securities	1 or less	$50,445	$(4)	$16	$50,457
Corporate debt securities	1 or less	71,171	(24)	9	71,156
Total short-term investments		$121,616	$(28)	$25	$121,613
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,841	$—	$5	$9,846
Corporate debt securities	Greater than 1	29,572	(1)	23	29,594
Total long-term investments		$39,413	$(1)	$28	$39,440

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment or realized gains or losses on sales of investments and the Company did not record an allowance for, or recognize, any expected credit losses.

5.	Fair Value Measurements

The carrying amounts of accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 input as described below, the Company believes that the fair value of long-term debt approximated its carrying value during the periods the debt was outstanding.

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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and investments. Cash equivalents consisted of money market funds and investments consisted of United States treasuries and corporate debt securities. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Cash equivalents
Money market funds	$83,366	$83,366	$—	$—
Investments
U.S. Treasury debt securities	42,099	42,099	—	—
Corporate debt securities	93,958	—	93,958
Total assets measured at fair value on a recurring basis	$219,423	$125,465	$93,958	$—

As of December 31, 2019
Cash equivalents
Money market funds	$84,814	$84,814	$—	$—
Investments
U.S. Treasury debt securities	60,303	60,303	—	—
Corporate debt securities	100,750	—	100,750	—
Total assets measured at fair value on a recurring basis	$245,867	$145,117	$100,750	$—

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

As of March 31, 2020, and December 31, 2019, the Company had no material financial liabilities measured at fair value on a recurring basis.

6.	Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and other employee benefits	$3,059	$5,329
Accrued clinical trial related costs	5,473	5,976
Accrued other	3,238	3,392
Total current accrued expenses	$11,770	$14,697

Long-Term Debt

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

For the three months ended March 31, 2019, the Company recorded $0.4 million in aggregate interest expense related to the 2017 Term Loan.

7.	Leases

The Company has lease agreements for office, laboratory and manufacturing spaces that are classified as operating leases on the unaudited condensed consolidated balance sheets. These leases have terms varying from two to approximately sixteen years, with renewal options of up to ten years, as well as early termination options. Extension and termination options are included in the total lease term when the Company is reasonably certain to exercise them. The leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component for purposes of determining the total future lease payments.

In January 2020, the Company entered into a lease agreement (the Premises), and such lease is accounted for as an operating lease. The Premises is located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021. Lease payments shall commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of March 31, 2020, the Company had utilized $0.5 million associated with the tenant improvements allowance and expects the remainder of the tenant improvements to be utilized within the next twelve months. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of March 31, 2020, future undiscounted minimum contractual payments under the Company’s operating leases were $195.7 million, which will be paid over a remaining weighted-average lease term of 13.5 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company's incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

For the three months ended March 31, 2020, total operating lease expense was $3.5 million, which consisted of $2.9 million associated with the straight-line recognition of fixed payments, and $0.6 million associated with variable costs associated with the leases. For the three months ended March 31, 2019, total operating lease expense was $1.5 million, which consisted of $0.9 million associated with the straight-line recognition of fixed payments, and $0.6 million associated with variable costs associated with the leases.

Total short-term lease expense associated with short-term leases for the three months ended March 31, 2020 was $0.6 million. The Company did not recognize any short-term lease expense during the three months ended March 31, 2019.

Future minimum lease payments under the Company’s operating leases as of March 31, 2020 are as follows (in thousands):

Operating Lease Payments
Remaining in 2020	$2,938
2021	9,541
2022	12,610
2023	12,988
2024	13,378
2025	13,779
Thereafter	130,447
Total undiscounted lease payments	$195,681
Less: imputed interest	(90,678)
Less: amounts associated with tenant improvement allowance not yet utilized	(29,271)
Total lease liability	$75,732

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

During the year ended December 31, 2019, 25,000 shares of the Class A Preferred were converted into 125,000 shares of the Company’s common stock.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2019	9,327,742	$9.67
Granted	1,460,708	22.44
Exercised	(188,315)	5.11
Cancelled	(110,986)	14.16
Balance at March 31, 2020	10,489,149	$11.48

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2019	520,000	$16.41
Granted	979,323	21.95
Vested	(77,500)	16.34
Cancelled	(18,573)	21.94
Balance at March 31, 2020	1,403,250	$20.21

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$4,253	$2,183
General and administrative	2,660	1,685
Total	$6,913	$3,868

As of March 31, 2020, the unrecognized compensation cost related to outstanding options was $54.5 million and is expected to be recognized as expense over a weighted-average period of approximately 3.1 years.

As of March 31, 2020, the unrecognized compensation cost related to restricted stock units was $25.5 million which is expected to be recognized as expense over a weighted-average period of approximately 3.5 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.6%	2.6%
Expected volatility	77.0%	79.3%
Expected term (in years)	5.6	6.1
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2020 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	188,315	—	949	—	—	949
Issuance of common stock upon vesting of restricted stock units	—	—	77,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,913	—	—	6,913
Unrealized gain on investments	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(33,520)	(33,520)
Balance at March 31, 2020	2,794,549	$3	75,996,075	$76	$636,062	$142	$(417,065)	$219,218

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2019 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	420,920	—	1,258	—	—	1,258
Issuance of common stock upon cashless warrant exercise	—	—	1,245	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,868	—	—	3,868
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(19,760)	(19,760)
Balance at March 31, 2019	2,819,549	$3	65,115,846	$65	$450,925	$—	$(305,156)	$145,837

9.	Subsequent Events

On April 2, 2020 (the Effective Date), the Company entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Effective Date, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation – JJDC, Inc. (JJDC).

Under the Janssen Agreement, Janssen and the Company will collaborate to develop iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. Janssen will contribute proprietary antigen binding domains directed to up to four tumor-associated antigen targets (the Janssen Cancer Targets). The Company will research and construct iPSC-derived CAR NK and CAR T-cell product candidates directed to each of the Janssen Cancer Targets (the Collaboration Candidates) and perform preclinical development of Collaboration Candidates. Upon the Company’s completion of activities sufficient to allow the filing of an IND application for a Collaboration Candidate, Janssen will have the right to exercise an exclusive option and obtain an exclusive license to the Company’s intellectual property rights for the development and commercialization of such Collaboration Candidate. Upon the exercise of such exclusive option, Janssen will be solely responsible for the worldwide clinical development and commercialization of such Collaboration Candidate, and the Company will be primarily responsible for the manufacture, at Janssen’s cost, of such Collaboration Candidate. For each Collaboration Candidate, upon attaining clinical proof-of-concept, the Company shall have the right to elect to co-commercialize and share equally in the profits and losses in the United States, subject to the Company sharing in certain development costs.

Under the Stock Purchase Agreement, the Company agreed to sell 1,612,904 shares of common stock (the Shares) to JJDC at $31.00 per share, for an aggregate purchase price of approximately $50.0 million, on April 7, 2020 (the SPA Closing). The Company has agreed to register the shares issued to JJDC under the Stock Purchase Agreement pursuant to a registration statement on Form S-3 within eighteen months of the Effective Date and to grant JJDC certain piggyback registration rights in the event there is not an effective registration statement covering the resale of such shares thereafter.

Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, the Company received: (i) $100.0 million, of which $50.0 million is an upfront cash payment and $50.0 million is in the form of the equity investment by JJDC at the SPA Closing; (ii) full funding for all research, preclinical development and IND-enabling activities performed by the Company for Collaboration Candidates; (iii) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (iv) with respect to each of the second, third and fourth Janssen Cancer Targets, up to $706.0 million in Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Milestone Payments under (iii) and (iv) are subject to reduction in the event the Company elects to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. The Company is further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates that are commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances.

Janssen may terminate the Janssen Agreement with respect to one or more Janssen Cancer Targets, or in its entirety, at any time on or after the second anniversary of the Effective Date, and the Company may terminate the Janssen Agreement with respect to a particular Janssen Cancer Target if a Collaboration Candidate has not been selected for IND-enabling studies for such Janssen Cancer Target within specified time periods under certain conditions. The Janssen Agreement contains customary provisions for termination by either party in the event of a material breach of the Janssen Agreement, subject to cure, by the other party and in the event of any bankruptcy, insolvency or similar events with respect to the other party.

As a direct result of the Company’s entry into the Janssen Agreement, it incurred $12.9 million in sublicense fees to certain of its existing licensors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2020.

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

We have entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates (Ono Agreement).

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement). Under the Janssen Agreement, Janssen and us will collaborate to develop iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer.

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
•

continue our research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Janssen, Ono, University of Minnesota and Memorial Sloan Kettering;

•	maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•	engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•	establish business operations at our new corporate headquarters, including design and build of laboratory space and internal GMP production capabilities;
•	hire additional clinical, manufacturing, regulatory, quality control and technical personnel to advance our product candidates;
•	hire additional scientific personnel to advance our research and development efforts; and
•	hire general and administrative personnel to continue operating as a public company and support our operations.

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

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the three months ended March 31, 2020. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates. Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate, of which $8.5 million has been received as of March 31, 2020. Further, under the terms of the Ono Agreement, Ono has agreed to pay us up to an additional $40.0 million, subject to the achievement of a preclinical milestone and the exercise by Ono of certain options to obtain an exclusive license under certain intellectual property rights to develop and commercialize each product candidate under the agreement. Such fees are in addition to the upfront payment and research and development fees.

We concluded that Ono represented a customer and in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, and we determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. In addition, we identified our performance obligations under the Ono Agreement, including our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

During the three months ended March 31, 2020 and 2019, we recognized $2.5 million and $1.6 million, respectively, of collaboration revenue under the Ono Agreement. As of March 31, 2020, aggregate deferred revenue related to the Ono Agreement was $6.0 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

In connection with the Juno Agreement, during the three months ended March 31, 2019, we recognized $1.0 million as collaboration revenue in the unaudited condensed consolidated statements of operations and comprehensive loss. No revenue was recognized in the three months ended March 31, 2020.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled. The final quarterly research payment of $0.2 million was received during May 2019 and no additional payments are expected.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Effective Date), we entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Effective Date, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC).

Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million, of which $50.0 million is an upfront cash payment and $50.0 million is in the form of an equity investment by JJDC. Additionally, we are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. As a direct result of our entry into the Janssen Agreement, we incurred $12.9 million in sublicense fees to certain of our existing licensors.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development of our product candidates, research and develop our cell programming technology including our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Janssen, Ono, University of Minnesota and Memorial Sloan Kettering. Our current planned research and development activities over the next twelve months consist primarily of the following:

•	initiating and conducting clinical trials of our product candidates;
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
•

conducting research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Janssen, Ono, University of Minnesota and Memorial Sloan Kettering.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We cannot predict the effects of the impact of COVID-19 on our business and operations, and our expenditures may be increased by potential delays or disruptions due to the COVID-19 pandemic, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense for the periods where debt was outstanding.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of our adoption of new credit impairment loss guidance, the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the three months ended March 31, 2020.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Increase/
	2020	2019	(Decrease)
Collaboration revenue	$2,515	$2,632	$(117)
Research and development expense	29,278	17,728	11,550
General and administrative expense	7,729	5,350	2,379
Total other income, net	972	686	286

Revenue. During the three months ended March 31, 2020, we recognized revenue of $2.5 million under our collaboration agreement with Ono. During the three months ended March 31, 2019, we recognized $2.6 million under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $29.3 million for the three months ended March 31, 2020, compared to $17.7 million for the three months ended March 31, 2019. The increase in research and development expenses was attributable primarily to the following:

•	$4.7 million increase in employee compensation and benefits expense, including $2.1 million in employee stock-based compensation expense;
•

$3.2 million increase in expenditures for laboratory equipment, materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our research collaboration agreements;

•	$1.8 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020; and
•

$1.5 million increase in third-party service provider expenses relating to the clinical development and manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses.  General and administrative expenses were $7.7 million for the three months ended March 31, 2020, compared to $5.4 million for the three months ended March 31, 2019. The increase in general and administrative expenses was attributable primarily to a $1.4 million increase in employee compensation and benefits expense, including $1.0 million in employee stock-based compensation expense, and an increase of $0.6 million in legal, accounting and tax expenses.

Other income, net.  Other income, net was $1.0 million for the three months ended March 31, 2020 and $0.7 million for the three months ended March 31, 2019. Other income, net for each period consisted primarily of interest income earned on cash and cash equivalents, and interest income from investments (including the amortization of discounts and premiums). Other income, net for the three months ended March 31, 2019 also included interest expense relating to the term loan with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2020, we had an accumulated deficit of $417.1 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

Cash used in operating activities increased from $17.5 million for the three months ended March 31, 2019 to $26.7 million for the three months ended March 31, 2020. The primary driver of this change in cash used in operating activities was our increase in net loss and a decrease in working capital, partially offset by an increase in stock-based compensation expense and depreciation and amortization expense.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are entitled to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of March 31, 2020, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of March 31, 2020, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of March 31, 2020, all such consideration has been paid, with $1.0 million paid during the three months ended March 31, 2019.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement with Juno Therapeutics, Inc. (the Juno Agreement) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies. During the three months ended March 31, 2019, we received $0.5 million in research payments related to the Juno Agreement.

On May 4, 2019, the four-year initial research term under the Juno Agreement concluded as scheduled and the overall agreement terminated upon receipt of the final quarterly research payment of $0.2 million.

Investing Activities

During the three months ended March 31, 2020 and 2019, investing activities provided cash of $23.8 million and $8.8 million, respectively. During the three months ended March 31, 2020, maturities of the investments provided cash of $24.8 million. During the three months ended March 31, 2019, maturities of investments were $10.5 million. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2020, financing activities provided cash of $1.5 million, which primarily consisted of $1.0 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options and $0.4 million in proceeds from the CIRM award (as described in detail below).

For the three months ended March 31, 2019, financing activities provided cash of $1.3 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through March 31, 2020, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2020, we had aggregate cash and cash equivalents and investments of $219.4 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In December 2018, we discussed with CIRM our intent to pursue the clinical development of FT516 in relapsed / refractory hematologic malignancies in addition to advanced solid tumors, and our preference to first submit an IND application for FT516 in relapsed / refractory hematologic malignancies rather than in advanced solid tumors. In January 2019, we submitted our IND application for FT516 in relapsed / refractory hematologic malignancies, which IND submission was allowed by the FDA in February 2019. We agreed with CIRM to suspend the Award until such time as we elected to proceed with our submission of an IND application for FT516 in advanced solid tumors. In November 2019, we submitted an IND application for FT516 in advanced solid tumors and the Award was removed from suspension by CIRM in January 2020. In February 2020, we received a $0.4 million disbursement based on a milestone achievement.

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

In May 2018, the SEC declared effective a shelf registration statement filed by us in May 2018 (File No. 333-224680). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 31, 2020, after giving effect to a September 2018 public offering, we are eligible to issue an aggregate of $6.2 million in securities under this shelf registration statement.

In August 2017, the SEC declared effective a shelf registration statement filed by us in August 2017 (File No. 333-219987). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering, if any, under the shelf registration statement would be established at the time of such offering. As of March 31, 2020, after giving effect to a December 2017 public offering, we are eligible to issue an aggregate of $54.0 million in securities under this shelf registration statement. In addition, this registration statement registered for resale one million shares of common stock held by Juno, which were issued in May 2015 as described above.

Operating Capital Requirements

We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the research, manufacture and development of, and seek regulatory approvals for, our product candidates and conduct additional research, manufacturing and development activities pursuant to our collaboration agreements with Janssen and Ono. Our product candidates have not yet achieved regulatory approval and we may not be successful in achieving commercialization of our product candidates.

We believe our existing cash and cash equivalents and investments as of March 31, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of the COVID-19 pandemic. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, while the full impact of the COVID-19 pandemic on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, the pandemic has caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of the pandemic could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

•

the extent to which milestones are achieved under our collaboration agreements with Ono and Janssen, and any other strategic partnership or collaboration agreements that we may enter into in the future, and the time to achievement of such milestones and our receipt of any associated milestone payments;

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

In addition, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2020 that are expected to affect our liquidity and cash flow in future periods:

(in thousands)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years
Operating lease obligations	195,681	2,938	22,151	26,366	144,226
Total	$195,681	$2,938	$22,151	$26,366	$144,226

We lease certain office and laboratory space under non-cancelable operating leases. In addition to rent, our leases are subject to certain fixed fees, which have been included in the table above. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See note 7 of the unaudited condensed consolidated financial statements for additional detail surrounding our lease obligations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Enhancements were made to our existing internal controls over financial reporting, effective beginning on January 1, 2020, due to the adoption and implementation of the new credit loss reporting requirements under ASU 2016-13.

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

•

difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from patients enrolling in studies of therapeutic product candidates sponsored by our competitors and difficulties resulting from patient availability as a result of shelter-in-place orders, mandated travel restrictions, prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic;

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

•

difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our current product candidates and any other product candidates that we may identify;

•

the occurrence of unexpected safety issues or adverse events in any ongoing or future clinical trials of our product candidates, including in trials of our product candidates conducted by investigator-sponsors;

•

securing and maintaining the support of clinical investigators and investigational sites, including investigators and sites who may conduct clinical trials under an investigator-sponsored IND with our financial support, and obtaining IRB approval at each site for the conduct of our clinical trials;

•

governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of the COVID-19 pandemic, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines;

•

limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward COVID-19 pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic;

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

•	inability to reach agreement on clinical trial design and parameters with regulatory authorities, investigators, and IRBs;
•

failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the manufacture of any product candidate, including any inability to obtain materials as a result of possible supply chain issues related to the COVID-19 pandemic;

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

•

failure of patients to complete clinical trials or adhere to study protocols due to safety issues, side effects, disruptions in study conduct, including study monitoring, data collection and analysis, restrictions on travel relating to the COVID-19 pandemic, or other reasons; and

•	approval of competitive agents that may materially alter the standard of care or otherwise render our product candidates or clinical trial designs obsolete.

If there are delays in initiating or conducting any clinical trials of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials or adjustments to certain of our study protocols and procedures, including as a result of the COVID-19 pandemic, will increase our costs, slow down our product candidate development and regulatory approval process, and jeopardize our ability to gain regulatory approval, commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

The manufacture and supply of our cell product candidates involve novel processes that are more complex than those required for most small molecule drugs and other cellular immunotherapies, and accordingly present significant challenges and are subject to multiple risks. For our iPSC-derived product candidates, these complex processes include reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than traditional small molecule chemical compounds. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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

In addition to relying on third parties for the manufacture of our product candidates, we also manufacture certain of our product candidates ourselves, and intend to manufacture some or all of the clinical supply of our iPSC-derived NK cell and T-cell product candidates for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to expand our existing GMP manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we have limited our on-site staff’s availability to conduct manufacturing activities at our facility, and we may encounter problems with shortages of qualified personnel, key contractors, laboratory equipment, and materials and supplies for the manufacture of our product candidates. These problems may include employee absenteeism and supply chain failures or delays relating to the COVID-19 pandemic. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials, and thereby limit our opportunities for growth. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may not be able to locate additional or replacement manufacturing capacity on a reasonable basis or at all.

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
•

the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted, including any constraints on resources, or policies and procedures implemented, at hospitals and clinical trial sites as a result of the COVID-19 pandemic;

•	the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors for certain of our product candidates, including ProTmune;
•

the ability to monitor patients adequately during and after treatment, including through remote monitoring if required as a result of precautionary changes implemented at certain clinical trial sites as a result of the COVID-19 pandemic; and

•	the proximity and availability of clinical trial sites for prospective patients.

In addition, certain of our clinical trial sites have delayed or paused patient enrollment in clinical trials as a result of the COVID-19 pandemic, and quarantines or other travel limitations relating to the COVID-19 pandemic may impede patient movement and affect access to study sites, which may further impact patient enrollment in our clinical trials. The extent and duration of such delays and disruptions, and the overall impact on the timing and conduct of our clinical trials, are uncertain. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

As of March 31, 2020, our cash and cash equivalents and investments were $219.4 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

•

the progress, results, size, timing and costs of our ongoing and planned clinical trials, and any additional clinical trials we may initiate, conduct or support for our product candidates, including for our other iPSC-derived cell product candidates;

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

•

the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and

•

our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Janssen Biotech, Inc., Ono Pharmaceutical Co., Ltd., the University of Minnesota, and Memorial Sloan Kettering, to advance the research, development and commercialization of therapeutic products.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impact of the COVID-19 pandemic on the global economy is currently unknown and difficult to predict, the pandemic has caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of the pandemic could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials, or initiating and conducting any future clinical trials of our current product candidates or other cell product candidates that we may identify. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials or the initiation of clinical trials or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of the current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

Patients treated with our current product candidates may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

Because our product candidates are based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our product candidates.

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the early clinical or preclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

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

Cellular immunotherapies, and stem cell therapies and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are currently no FDA approved products with a label designation that supports the use of a product to prevent acute graft-versus-host disease in patients undergoing allogeneic hematopoietic stem cell transplantation (HSCT), which makes it difficult to determine the clinical endpoints and data required to support an application or regulatory approval, and the time and cost required to obtain regulatory approval in the United States for ProTmune.

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

Reliance on third parties for manufacture of our product candidates and components utilized in manufacturing our product candidates entails certain risks, including reliance on the third party for regulatory compliance and quality assurance, the possibility that the third-party manufacturer does not maintain the financial, personnel or other resources to meet its obligations, the possibility that the third party fails to manufacture such components, or our product candidates or any products we may eventually commercialize, in accordance with our specifications, misappropriation of our proprietary information, including our trade secrets and know-how, and the possibility of termination of our manufacturing relationship by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP, cGTP and similar jurisdictional standards. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretations and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. In addition, the operations of our third-party manufacturers may be disrupted or delayed by the outbreak of the COVID-19 pandemic, which may impact such third-party manufacturers’ ability to obtain materials for manufacture or to continue ongoing operations under shelter-in-place orders. We and our third-party manufacturers do not know yet the full extent of potential impacts on our ability to conduct our operations, including manufacture of our product candidates, and so we and our manufacturers are continuing to monitor the situation closely. However, any failure by third parties that are manufacturing our product candidates, or components for such product candidates, to comply with cGMP or cGTP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of such components or product candidates in a timely manner, including as a result of any disruption, delay, or closure resulting from the COVID-19 pandemic, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

Our continued development of ProTmune may depend on third-party cell processing facilities for the manufacture of ProTmune under specific conditions. Any failure by these facilities to manufacture our product candidates consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, these product candidates.

Clinical cell processing facilities operated by or affiliated with our clinical sites have manufactured ProTmune for use in our clinical trials of ProTmune to date. We will be required by the FDA to standardize the manufacture of ProTmune, and any other product candidates we may develop, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of these product candidates for commercialization may require each of the clinical cell processing facilities at which ProTmune is manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a BLA or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with regulatory requirements and to properly execute the protocol for the manufacture of any of our product candidates. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture any of our product candidates, including ProTmune, in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of such product candidate, which may require us to spend significant additional time and resources, and would impair our ability to manufacture, complete the clinical development of, and to commercialize, such product candidate. To comply with applicable regulatory and manufacturing requirements, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory or manufacturing requirements, it will be restricted or prohibited from manufacturing such product candidate and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune may adversely affect the safety and efficacy profile of such product candidate or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune in both the clinical and the commercial setting, which would have an adverse effect on our business.

We depend on strategic partnerships and collaboration arrangements, such as our collaboration arrangements with Janssen and Ono, for the development and commercialization of certain of our product candidates in certain indications or geographic territories, and if these arrangements are unsuccessful, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

Our strategy for fully developing and commercializing our product candidates is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and other third parties. We currently have corporate collaboration agreements with Janssen and Ono. These corporate collaboration agreements provide for, among other things, research funding and significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

•	Electing to advance product candidates through preclinical and into clinical development;
•	Conducting clinical development and obtaining required regulatory approvals for product candidates; and
•	Commercializing any resulting products.

As a result, we may not be able to conduct these corporate collaborations in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations.

This lack of control over the research funding for, and the development and commercialization of, certain of our product candidates could cause delays or other difficulties in the development and commercialization of any of our product candidates, which may prevent completion of research and development activities and intended regulatory filings in a timely fashion, if at all. Because we expect to continue to rely on our current corporate collaborators and to enter into new collaborations in the future, the development and commercialization of any of our product candidates could be substantially delayed, and our ability to receive future funding could be substantially impaired if one or more of our current or future collaborators:

•	shifts its priorities and resources away from our collaborations due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;
•	ceases development in therapeutic areas which are the subject of our collaboration;

•	fails to select a product candidate for advancement into preclinical development, clinical development, or subsequent clinical development into a marketed product;
•	changes the success criteria for a particular product candidate, thereby delaying or ceasing development of such product candidate;
•

significantly delays the initiation or conduct of certain activities which could delay our receipt of milestone payments tied to such activities, thereby impacting our ability to fund our own activities;

•	develops a product candidate that competes, either directly or indirectly, with our product candidates;
•	does not obtain the requisite regulatory approval of a product candidate;
•	does not successfully commercialize a product candidate;
•	encounters regulatory, resource or quality issues and be unable to meet demand requirements;
•	exercises its rights under the agreement to terminate the collaboration, or otherwise withdraws support for, or otherwise impairs development under the collaboration;
•	disagrees on the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of such product candidate; and
•	uses our proprietary information or intellectual property in such a way as to jeopardize our rights in such property.

In addition, the termination of the Janssen Agreement or the Ono Agreement or any future strategic partnership or collaboration arrangement that we enter into may prevent us from receiving any milestone, royalty payment, sharing of profits, and other benefits under such agreement. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, operations, financial condition, prospects, or results of operations.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our clinical cell processing facilities and CMOs have purchased equipment, materials and disposables, such as automated cell washing devices, automated cell warming units, commercially available media and cell transfer and wash sets, used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components, including our pharmacologic modulators and components for our cell processing media. As a result of the COVID-19 pandemic, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. An inability to continue to source product from any of these suppliers, which could be due to the impacts of the COVID-19 pandemic, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We have obtained rights to develop, market and sell some of our product candidates through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under our license agreements, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our clinical trials and preclinical studies.

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has evolved into a global pandemic. The coronavirus has spread to many regions of the world, including the United States and Europe. As a result of the coronavirus pandemic, we may experience disruptions that could materially impact our business. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the pandemic and the actions taken to contain its spread or treat its impact, among others.

As a result of the COVID-19 pandemic, various aspects of our business operations have been, and could continue to be, disrupted. In response to the pandemic, we have implemented a work from home policy, with our administrative employees continuing their work outside of our offices, and restricted on-site staff to only those required to execute certain laboratory, manufacturing and related support activities. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, and clinical trial sites. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time.

In addition, our ongoing and planned clinical trials have been and will likely continue to be affected by the pandemic. Study procedures (particularly any procedures that may be deemed non-essential), site initiation, participant recruitment and enrollment, participant dosing, shipment of our product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis may be paused or delayed due to changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Furthermore, the pandemic could result in interruption or delays in the operations of the FDA and other regulatory agencies. The extent and impact of such disruptions are currently unpredictable. Any prolongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

Our research, preclinical development, and manufacturing operations also may be adversely impacted by the COVID-19 pandemic. We currently utilize third parties to, among other things, supply and manufacture raw materials, components, consumables, and our product candidates, to ship our product candidates and manufacturing materials, and to perform certain testing relating to our product candidates. We also manufacture our product candidates and perform various related testing at our manufacturing facility, and conduct research and development activities. If we, or any third parties in our supply chain for materials which are used in either the manufacture of our product candidates or the conduct of our research and development, are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted and our ability to manufacture and ship our product candidates for our clinical trials and to conduct research and development activities may be limited.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions and uncertainties in global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our clinical, preclinical, research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our clinical and preclinical development operations, manufacturing activities, the supply chain for our ongoing and planned clinical trials, and our ability and need to raise additional capital to support our operations.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters, including epidemics and pandemics such as COVID-19, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, as a result of the COVID-19 pandemic, we may experience delays or disruptions in our clinical development activities, our research and development activities, and in the supply of drug product for our clinical trials. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of the COVID-19 pandemic or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the repeal of certain provisions of the PPACA may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, current economic climate and financial market conditions could adversely impact our business.

Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors, vendors, and consultants may be vulnerable to damage from computer viruses and unauthorized access. In addition, these vulnerabilities may be heightened as a result of remote work policies implemented by us and our third-party contractors in response to the COVID-19 pandemic. We have from time to time experienced, and may continue to experience in the future, cyber attacks on our information technology systems despite our best efforts to prevent them. Although such breaches have been immaterial to our business to date, investigations into and remedial efforts in connection with any breaches, even those with immaterial impact, can be costly and time-consuming, and any future breaches could be material, or cause significant disruption, to our business. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2020, we had an accumulated deficit of $417.1 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

These and other market and industry factors, including the effects of the COVID-19 pandemic on the global economy, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and this could divert the time and attention of our management.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of May 7, 2020, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 40.7% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 49.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. During 2019, 25,000 shares of the Class A Convertible Preferred Stock were converted into 125,000 shares of common stock. In addition, pursuant to a shelf registration statement declared effective by the SEC in May 2018, we may sell up to a remaining $6.2 million in shares of our common stock, preferred stock, debt securities, warrants and/or units, and pursuant to a shelf registration statement declared effective by the SEC in August 2017, we may sell up to a remaining $54.0 million in the aggregate of shares of our common stock, preferred stock, debt securities, warrants and/or units. The August 2017 registration statement also provides for the resale by Juno of up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Further, in November 2018 we filed a Form S-3 pursuant to which we may issue up to $50.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Additionally, we have agreed to register the shares of common stock issued to Johnson & Johnson Innovation – JJDC, Inc. under a stock purchase agreement entered into in connection with the Janssen Agreement pursuant to a registration statement on Form S-3. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: May 11, 2020	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)