Form 10-Q
period 2020-06-30
FATE THERAPEUTICS INC
filed 2020-08-05
CIK 1434316

I think

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, 86,844,029 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$433,074	$99,814
Accounts receivable	1,717	—
Short-term investments and related maturity receivables	100,335	121,613
Prepaid expenses and other current assets	5,099	5,662
Total current assets	540,225	227,089
Long-term investments	—	39,440
Property and equipment, net	15,932	11,419
Operating lease right-of-use assets	68,229	22,752
Restricted cash	15,227	227
Collaboration contract assets	13,972	1,338
Other assets	9	9
Total assets	$653,594	$302,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,563	$5,822
Accrued expenses	11,618	14,697
CIRM award liability, current portion	3,160	2,808
Deferred revenue, current portion	14,626	2,787
Operating lease liabilities, current portion	2,355	1,692
Total current liabilities	45,322	27,806
Deferred revenue, net of current portion	54,688	3,775
CIRM award liability, net of current portion	790	702
Operating lease liabilities, net of current portion	78,683	25,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2020 and December 31, 2019; Class A Convertible Preferred shares issued and outstanding—2,794,549 at June 30, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at June 30, 2020 and December 31, 2019; issued and outstanding—86,802,162 at June 30, 2020 and 75,730,260 at December 31, 2019	87	76
Additional paid-in capital	918,535	628,200
Accumulated other comprehensive gain	623	22
Accumulated deficit	(445,137)	(383,545)
Total stockholders’ equity	474,111	244,756
Total liabilities and stockholders’ equity	$653,594	$302,274

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Collaboration revenue	$5,465	$2,817	$7,980	$5,449
Operating expenses:
Research and development	26,669	21,631	55,947	39,359
General and administrative	7,503	5,270	15,232	10,620
Total operating expenses	34,172	26,901	71,179	49,979
Loss from operations	(28,707)	(24,084)	(63,199)	(44,530)
Other income (expense):
Interest income	635	1,015	1,607	2,106
Interest expense	—	(409)	—	(814)
Total other income, net	635	606	1,607	1,292
Net loss	$(28,072)	$(23,478)	$(61,592)	$(43,238)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	481	93	601	95
Comprehensive loss	$(27,591)	$(23,385)	$(60,991)	$(43,143)
Net loss per common share, basic and diluted	$(0.35)	$(0.36)	$(0.79)	$(0.66)
Weighted-average common shares used to compute basic and diluted net loss per share	79,304,627	65,213,364	77,595,795	65,067,801

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Operating activities
Net loss	$(61,592)	$(43,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,453	983
Stock-based compensation	14,149	8,254
Amortization of debt discounts and debt issuance costs	—	32
Accretion and amortization of premiums and discounts on investments, net	518	(303)
Amortization of collaboration contract assets	644	271
Noncash interest expense	—	159
Deferred revenue	62,753	(4,795)
Changes in operating assets and liabilities:
Accounts receivable	(1,717)	500
Prepaid expenses and other assets	(12,788)	519
Accounts payable and accrued expenses	4,804	(893)
Right-of-use assets and lease liabilities, net	3,944	709
Net cash provided by (used in) operating activities	12,168	(37,802)
Investing activities
Purchases of property and equipment	(1,706)	(3,541)
Purchases of investments	—	(106,182)
Maturities of investments	60,800	26,500
Net cash provided by (used in) investing activities	59,094	(83,223)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	3,570	1,946
Proceeds from public offering of common stock, net of issuance costs	189,054	—
Proceeds from private placement of common stock, net of issuance costs	50,000	—
Proceeds from sale of common stock to collaboration partner, net of issuance costs	33,934	—
Proceeds from CIRM award	440	—
Net cash provided by financing activities	276,998	1,946
Net change in cash, cash equivalents and restricted cash	348,260	(119,079)
Cash, cash equivalents and restricted cash at beginning of the period	100,041	190,741
Cash, cash equivalents and restricted cash at end of the period	$448,301	$71,662
Supplemental disclosure of cash flow information
Interest paid	$—	$626
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$172	$1,053
Right-of use assets obtained in exchange for lease obligations	$48,226	$7,705

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

As of June 30, 2020, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In June 2020, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 7.1 million shares of the Company’s common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the offering were $201.3 million, and, after giving effect to $12.5 million of costs related to the offering (of which $0.3 million was unpaid as of June 30, 2020), net proceeds were $188.8 million.

In September 2019, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 9.9 million shares of the Company’s common stock at a price of $17.50 per share under a shelf registration statement. Gross proceeds from the offering were $173.1 million, and, after giving effect to $10.7 million of costs related to the offering, net proceeds were $162.4 million.

Private Placements of Common Stock

In June 2020, in connection with the June 2020 public offering of common stock, the Company exercised its right to cause an existing shareholder, Johnson & Johnson Innovation-JJDC, Inc (JJDC), to purchase $50.0 million of the Company’s common stock, and JJDC purchased in a private placement 1.8 million shares of the Company’s common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million. In April 2020, in connection with the Janssen Agreement described in Note 2, JJDC purchased in a private placement 1.6 million shares of the Company’s common stock at a price of $31.00 per share, for aggregate proceeds of $50.0 million. The shares of common stock purchased in the private placements were not subject to any underwriting discounts or commissions.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the six months ended June 30, 2020. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$433,074	$71,435
Restricted cash	15,227	227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$448,301	$71,662

During the six months ended June 30, 2020, the Company entered into a lease for a facility in San Diego that it intends to use as its new corporate headquarters. In lieu of a security deposit, Silicon Valley Bank issued a $15.0 million letter of credit on the Company’s behalf, which letter of credit is secured by a deposit of equal amount. For the six months ended June 30, 2020 and 2019, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit in the amounts of $15.2 million and $0.2 million, respectively, associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC on March 2, 2020. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and six months ended June 30, 2020, the Company realized a net loss of $28.1 million and $61.6 million, respectively. Shares of potentially dilutive securities totaled 25.8 million for the three and six months ended June 30, 2020, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 11.8 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Janssen Collaboration and Option Agreement

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

Upon entering the Janssen Agreement, the Company received an upfront, non-refundable and non-creditable payment of $50.0 million. Under the Janssen Agreement, Janssen and the Company will collaborate to develop iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. Janssen will contribute proprietary antigen binding domains directed to up to four tumor-associated antigen targets (the Janssen Cancer Targets). The Company will research and construct iPSC-derived CAR NK and CAR T-cell product candidates directed to each of the Janssen Cancer Targets (the Collaboration Candidates) and perform preclinical development of Collaboration Candidates. Upon the Company’s completion of activities sufficient to allow the filing of an Investigational New Drug (IND) application for a Collaboration Candidate, Janssen will have the right to exercise an exclusive option and obtain an exclusive license to the Company’s intellectual property rights for the development and commercialization of such Collaboration Candidate. Upon the exercise of such exclusive option, Janssen will be solely responsible for the worldwide clinical development and commercialization of such Collaboration Candidate, and the Company will be primarily responsible for the manufacture, at Janssen’s cost, of such Collaboration Candidate. For each Collaboration Candidate, upon attaining clinical proof-of-concept, the Company shall have the right to elect to co-commercialize and share equally in the profits and losses in the United States, subject to the Company sharing in certain development costs.

Under the Stock Purchase Agreement, the Company sold 1.6 million shares of common stock to JJDC at $31.00 per share, for an aggregate purchase price of approximately $50.0 million, on April 7, 2020. The Company determined that this common stock purchase represented a premium of $9.93 per share, or $16.0 million in aggregate (the Equity Premium), and the remaining $34.0 million was recorded as an issuance of common stock in shareholders’ equity.

In addition, under the Stock Purchase Agreement, the Company had the right to require that JJDC purchase an aggregate of $50.0 million in shares of the Company’s common stock in a private placement at the same price per share as that paid by investors in a public offering. In June 2020, in connection with the Company’s June 2020 public offering, the Company exercised this right and JJDC purchased in a private placement 1.8 million shares of the Company’s common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million.

Under the terms of the Janssen Agreement, the Company is entitled to receive full funding for all research, preclinical development and IND-enabling activities performed by the Company for Collaboration Candidates, and is eligible to receive (i) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Janssen Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (ii) with respect to each of the second, third and fourth Janssen Cancer Targets, up to $706.0 million in Janssen Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Janssen Milestone Payments under (i) and (ii) are subject to reduction in the event the Company elects to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. The Company is further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates that are commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances.

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

The Company applied ASC 808, Collaborative Arrangements and determined the Janssen Agreement is applicable to such guidance. The Company concluded that Janssen represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Janssen Agreement. In accordance with this guidance, the Company identified its potential performance obligations, including its grant of a license to Janssen to certain of its intellectual property subject to certain conditions, its conduct of research and development services, and its participation in various joint oversight committees. The Company determined that its grant of a license to Janssen to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research and development services. Accordingly, the Company determined that its grant of a license to Janssen and its conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, the Company determined that participation in the various joint oversight committees did not constitute a performance obligation as the Company’s participation in the various joint oversight committees does not transfer a service.

The Company also assessed the effects of any variable elements under the Janssen Agreement. Such assessment evaluated, among other things, the funding to be received by the Company for its conduct of research and development services. Based on its assessment, the Company concluded that the total amount to be received by the Company for its conduct of research and development services is variable and cannot be readily estimated and, therefore, no amounts associated with such services were included in the transaction price. In addition, the Company also assessed its likelihood of receiving (i) preclinical milestones, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of the Collaboration Candidates. Based on the likelihood of receiving such milestone payments and royalties, no amounts associated with milestones or royalties were included in the transaction price.

In accordance with ASC 606, the Company determined that the initial transaction price under the Janssen Agreement equals $66.0 million, consisting of the upfront, non-refundable and non-creditable payment of $50.0 million and the Equity Premium of $16.0 million. The Company concluded that there was not a significant financing component under the Janssen Agreement. The upfront payment of $66.0 million was recorded as deferred revenue and is being recognized as revenue consistent with the Company’s efforts related to the conduct of research and development services, as the research and development services are the primary component of the combined performance obligation. Since the total amount to be received by the Company for its research and development services under the Janssen Agreement could not be readily estimated, revenue associated with the upfront payment will be recognized based on actual headcount utilized as a percentage of total headcount expected to be utilized over the expected term of conduct of the research and development services. Revenue associated with the research and development services will be recognized in an amount equal to the actual costs incurred during the period in which the research and development services are performed by the Company.

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $13.3 million in sublicense fees to certain of its existing licensors (of which $4.3 million was paid as of June 30, 2020). The $13.3 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three and six months ended June 30, 2020, the Company recognized $0.3 million of such expense. As of June 30, 2020, the Janssen Agreement contract asset balance was $13.0 million.

The Company recognized revenue of $3.5 million under the Janssen Agreement for both the three and six months ended June 30, 2020. Such revenue comprised $1.7 million associated with research and development services and $1.8 million associated with the upfront fee and Equity Premium for both the three and six months ended June 30, 2020. As of June 30, 2020, aggregate deferred revenue related to the Janssen Agreement was $64.2 million, of which $12.1 million is classified as current.

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

Further, under the terms of the Ono Agreement, Ono has agreed to pay the Company up to an additional $40.0 million, subject to the achievement of a preclinical milestone (Ono Option Milestone) and the exercise by Ono of the Options (Ono Option Exercise Fees) during the Option Period. Such fees are in addition to the upfront payment and research and development fees.

Subject to Ono’s exercise of the Options and to the achievement of certain clinical, regulatory and commercial milestones (Ono Milestones) with respect to each Candidate in specified territories, the Company is eligible to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize Candidate 2 as described above. The Company is also eligible to receive tiered royalties (Ono Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions.

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

The Company applied ASC 808 and determined that the Ono Agreement is applicable to such guidance. The Company concluded that Ono represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the Ono Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

The Company also assessed, in connection with the upfront, non-refundable and non-creditable payment of $10.0 million received in September 2018 and the $5.0 million prepayment of the first-year research and development fees in October 2018 and concluded that there was not a significant financing component to the Ono Agreement.

The Company also assessed the effects of any variable elements under the Ono Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) preclinical milestone and option fees, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of either product Candidate. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there was not a significant variable element included in the transaction price. Accordingly, the Company has not assigned a transaction price to any Ono Option Milestone, Ono Milestones or Ono Option Exercise Fees given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Ono Royalties.

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. The upfront payment of $10.0 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations. Revenue associated with the upfront payment will be recognized based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue, and such fees were recognized as revenue as the research services were delivered.

The Company has not assigned a transaction price to any Ono Option Milestone, Ono Milestones or Ono Option Exercise Fees given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Ono Royalties.

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended June 30, 2020 and 2019, the Company recognized $0.1 million and $0.2 million of such expense, respectively, and during the six months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $0.3 million of such expense, respectively. As of June 30, 2020, the Ono Agreement contract asset balance was $1.0 million.

The Company recognized revenue of $2.0 million and $4.5 million under the Ono Agreement for the three and six months ended June 30, 2020, respectively. Such revenue comprised $1.3 million associated with research services and $0.7 million associated with the upfront payment for the three months ended June 30, 2020, and $3.0 million associated with research services and $1.5 million associated with the upfront payment for the six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recognized revenue of $2.5 million and $4.1 million under the Ono Agreement, respectively. Such revenue comprised $1.7 million associated with research services and $0.8 million associated with the upfront payment for the three months ended June 30, 2019, and $2.7 million associated with research services and $1.4 million associated with the upfront payment for the six months ended June 30, 2019. As of June 30, 2020, aggregate deferred revenue related to the Ono Agreement was $5.1 million, of which $2.5 million is classified as current.

As of June 30, 2020, the Company has received $9.5 million in aggregate research and development fees from Ono.

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

No revenue was recognized under the Juno Agreement for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019 was $0.4 million and $1.4 million, respectively, under the Juno Agreement. No additional revenue is expected to be recognized under the Juno Agreement in future periods.
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

Pursuant to the terms of the Award, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. In the event the Company elects to treat the Award as a loan, the Company will be obligated to repay (i) 60%, (ii) 80%, (iii) 100% or (iv) 100% plus interest at 7% plus LIBOR, of the total Award to CIRM, where such repayment rate is dependent upon the phase of clinical development of FT516 at the time of the Company’s election. If the Company does not elect to treat the Award as a loan within 10 years of the date of the Award, the Award will be considered a grant and the Company will be obligated to pay to CIRM a royalty on commercial sales of FT516 until such royalty payments equal nine times the total amount awarded to the Company under the Award.

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of June 30, 2020, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2020 and December 31, 2019 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$34,349	$—	$171	$34,520
Corporate debt securities	1 or less	65,363	—	452	65,815
Total short-term investments		$99,712	$—	$623	$100,335

December 31, 2019
Classified as current assets:
U.S. Treasury debt securities	1 or less	$50,445	$(4)	$16	$50,457
Corporate debt securities	1 or less	71,171	(24)	9	71,156
Total short-term investments		$121,616	$(28)	$25	$121,613
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,841	$—	$5	$9,846
Corporate debt securities	Greater than 1	29,572	(1)	23	29,594
Total long-term investments		$39,413	$(1)	$28	$39,440

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and six months ended June 30, 2020 and 2019, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.
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

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and investments. Cash equivalents consisted of money market funds and investments consisted of United States treasuries and corporate debt securities. The following table presents the Company’s assets which were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2020:
Cash equivalents
Money market funds	$433,074	$433,074	$—	$—
Investments
U.S. Treasury debt securities	34,520	34,520	—	—
Corporate debt securities	65,815	—	65,815	—
Total assets measured at fair value on a recurring basis	$533,409	$467,594	$65,815	$—

As of December 31, 2019
Cash equivalents
Money market funds	$84,814	$84,814	—	$—
Investments
U.S. Treasury debt securities	60,303	60,303	—	—
Corporate debt securities	100,750	—	100,750	—
Total assets measured at fair value on a recurring basis	$245,867	$145,117	$100,750	$—

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

As of June 30, 2020, and December 31, 2019, the Company had no material financial liabilities measured at fair value on a recurring basis.
6.	Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and other employee benefits	$4,371	$5,329
Accrued clinical trial related costs	4,098	5,976
Accrued other	3,149	3,392
Total current accrued expenses	$11,618	$14,697

Long-Term Debt

Silicon Valley Bank Debt

In 2009, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was collateralized by substantially all of the Company’s assets excluding certain intellectual property. This Loan and Security Agreement was subsequently amended in 2014 and in 2017. On November 13, 2019, the Company repaid in full all outstanding obligations under the Loan and Security Agreement, as amended. The Company used cash on hand in the amount of $14.2 million for the repayment of such obligations, including the repayment of $13.0 million in principal and $1.2 million associated with the final fee and outstanding interest.

For the three and six months ended June 30, 2019, the Company recorded $0.4 million and $0.8 million, respectively, in debt interest expense.

7.	Leases

The Company has lease agreements for office, laboratory and manufacturing spaces that are classified as operating leases on the unaudited condensed consolidated balance sheets. These leases have terms varying from one to approximately sixteen years, with renewal options of up to ten years, as well as early termination options. Extension and termination options are included in the total lease term when the Company is reasonably certain to exercise them. The leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component for purposes of determining the total future lease payments.

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing spaces (the Premises), and such lease is accounted for as an operating lease. The Premises are located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021. Lease payments shall commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of June 30, 2020, the Company had utilized $4.9 million associated with the tenant improvements allowance and expects the remainder of the tenant improvements to be utilized within the next twelve months. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of June 30, 2020, future undiscounted minimum contractual payments under the Company’s operating leases were $195.1 million, which will be paid over a remaining weighted-average lease term of 13.4 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company's incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Straight-line lease expense	$2,972	$945	$5,910	$1,890
Variable lease expense	415	567	1,025	1,154
Total operating lease expense	$3,387	$1,512	$6,935	$3,044

Total lease expense associated with short-term leases was $0.2 million for both the three months ended June 30, 2020 and 2019. Total lease expense associated with short-term leases for the six months ended June 30, 2020 and 2019 was $0.7 million and $0.2 million, respectively.

Future minimum lease payments under the Company’s operating leases as of June 30, 2020 are as follows (in thousands):

Operating Lease Payments
Remaining in 2020	$2,159
2021	9,741
2022	12,610
2023	12,988
2024	13,378
2025	13,779
Thereafter	130,446
Total undiscounted lease payments	$195,101
Less: imputed interest	(89,111)
Less: amounts associated with tenant improvement allowance not yet utilized	(24,952)
Total lease liability	$81,038

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

During the year ended December 31, 2019, 25,000 shares of the Class A Preferred were converted into 125,000 shares of the Company’s common stock.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2019	9,327,742	$9.67
Granted	1,796,588	23.03
Exercised	(499,042)	7.04
Cancelled	(166,100)	16.03
Balance at June 30, 2020	10,459,188	$11.99

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2019	520,000	$16.41
Granted	979,323	21.95
Vested	(85,000)	16.34
Cancelled	(33,706)	21.94
Balance at June 30, 2020	1,380,617	$20.21

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$4,360	$2,479	$8,613	$4,662
General and administrative	2,876	1,907	5,536	3,592
Total	$7,236	$4,386	$14,149	$8,254

As of June 30, 2020, the unrecognized compensation cost related to outstanding options was $54.0 million and is expected to be recognized as expense over a weighted-average period of approximately 2.8 years.

As of June 30, 2020, the unrecognized compensation cost related to restricted stock units was $23.3 million which is expected to be recognized as expense over a weighted-average period of approximately 3.2 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	1.4%	2.5%
Expected volatility	77.2%	79.8%
Expected term (in years)	5.6	6.1
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2020 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	188,315	—	949	—	—	949
Issuance of common stock upon vesting of restricted stock units	—	—	77,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,913	—	—	6,913
Unrealized gain on investments	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(33,520)	(33,520)
Balance at March 31, 2020	2,794,549	$3	75,996,075	$76	$636,062	$142	$(417,065)	$219,218
Exercise of stock options, net of issuance costs	—	—	310,727	—	2,548	—	—	2,548
Issuance of common stock upon vesting of restricted stock units	—	—	7,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,236	—	—	7,236
Public offering of common stock, net of issuance costs	—	—	7,108,796	7	188,784	—	—	188,791
Private placement of common stock, net of issuance costs	—	—	1,766,160	2	49,973	—	—	49,975
Issuance of stock to collaboration partner, net of issuance costs	—	—	1,612,904	2	33,932	—	—	33,934
Unrealized gain on investments	—	—	—	—	—	481	—	481
Net loss	—	—	—	—	—	—	(28,072)	(28,072)
Balance at June 30, 2020	2,794,549	$3	86,802,162	$87	$918,535	$623	$(445,137)	$474,111

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2019 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	420,920	—	1,258	—	—	1,258
Issuance of common stock upon cashless warrant exercise	—	—	1,245	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,868	—	—	3,868
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(19,760)	(19,760)
Balance at March 31, 2019	2,819,549	$3	65,115,846	$65	$450,925	$—	$(305,156)	$145,837
Exercise of stock options, net of issuance costs	—	—	194,045	—	688	—	—	688
Stock-based compensation	—	—	—	—	4,386	—	—	4,386
Unrealized gain on investments	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(23,478)	(23,478)
Balance at June 30, 2019	2,819,549	$3	65,309,891	$65	$455,999	$93	$(328,634)	$127,526

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

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement). Under the Janssen Agreement, we and Janssen will collaborate to develop iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer.

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

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the six months ended June 30, 2020. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Tfinity Therapeutics, Inc. (Tfinity), incorporated in the United States, 100% of the voting shares of Fate Therapeutics Ltd. (Fate Ltd.), incorporated in the United Kingdom, and 100% of the voting shares of Fate Therapeutics B.V. (Fate B.V.), incorporated in the Netherlands. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, Fate B.V., and Fate Ltd. To date, the aggregate operations of our subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales. Our revenues have been derived from collaboration agreements and government grants.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Effective Date), we entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Effective Date, we entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million, of which $50.0 million is an upfront cash payment and $50.0 million is in the form of an equity investment by JJDC. Additionally, we are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement.

We determined the common stock purchase by JJDC represented a premium of $9.93 per share, or $16.0 million in aggregate (the Equity Premium), and the remaining $34.0 million was recorded as issuance of common stock in shareholders’ equity.

We concluded that Janssen represented a customer and in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, we determined that the initial transaction price under the Janssen Agreement equals $66.0 million, consisting of the upfront, non-refundable and non-creditable payment of $50.0 million and the Equity Premium of $16.0 million. In addition, we identified our potential performance obligations under the Janssen Agreement, including our grant to Janssen of a license to certain of our intellectual property subject to certain conditions, our conduct of research and development services, and our participation in various joint oversight committees. We determined that our grant of a license to Janssen and our conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, we determined that participation in the various joint oversight committees did not constitute a performance obligation as our participation in the various joint oversight committees does not transfer a service.

During both the three and six months ended June 30, 2020, we recognized $3.5 million of collaboration revenue under the Janssen Agreement. As of June 30, 2020, aggregate deferred revenue related to the Janssen Agreement was $64.2 million.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates. Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate.

We concluded that Ono represented a customer and in accordance with ASC 606, we determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. In addition, we identified our performance obligations under the Ono Agreement, including our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

During the three and six months ended June 30, 2020, we recognized $2.0 million and $4.5 million, respectively, of collaboration revenue under the Ono Agreement. During the three and six months ended June 30, 2019, we recognized $2.5 million and $4.1 million, respectively, of collaboration revenue under the Ono Agreement. As of June 30, 2020, aggregate deferred revenue related to the Ono Agreement was $5.1 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

No revenue was recognized under the Juno Agreement for the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we recognized $0.4 million and $1.4 million, respectively, of collaboration revenue under the Juno Agreement.

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

•	procuring laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•	conducting preclinical and clinical research to investigate the therapeutic activity of our product candidates; and
•

conducting research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Janssen, Ono, University of Minnesota and Memorial Sloan Kettering.

Due to the inherently unpredictable nature of preclinical and clinical development, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development of our product candidates. Clinical and preclinical development timelines and costs, and the potential of development success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We cannot predict the effects of the impact of COVID-19 on our business and operations, and our expenditures may be increased by delays or disruptions due to the COVID-19 pandemic, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

With the exception of our adoption of new credit impairment loss guidance, the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 continue to be our critical accounting policies and there have been no material changes to our critical accounting policies during the six months ended June 30, 2020.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase
Collaboration revenue	$5,465	$2,817	$2,648
Research and development expense	26,669	21,631	5,038
General and administrative expense	7,503	5,270	2,233
Total other income, net	635	606	29

Revenue. During the three months ended June 30, 2020, we recognized revenue of $5.5 million under our collaboration agreements with Janssen and Ono. During the three months ended June 30, 2019, we recognized $2.8 million under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $26.7 million for the three months ended June 30, 2020, compared to $21.6 million for the three months ended June 30, 2019. The increase in research and development expenses was attributable primarily to the following:

•	$4.4 million increase in employee compensation and benefits expense, including $1.9 million in employee stock-based compensation expense; and
•	$1.6 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

General and administrative expenses.  General and administrative expenses were $7.5 million for the three months ended June 30, 2020, compared to $5.3 million for the three months ended June 30, 2019. The increase in general and administrative expenses was attributable primarily to the following:

•	$1.4 million increase in employee compensation and benefits expense, including $1.0 million in employee stock-based compensation expense;
•	$0.3 million increase in legal, accounting and tax expenses; and
•	$0.3 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

Other income, net.  Other income, net was $0.6 million for the three months ended June 30, 2020 and $0.6 million for the three months ended June 30, 2019. Other income, net for each period consisted primarily of interest income earned on cash and cash equivalents, and interest income from investments (including the amortization of discounts and premiums). Other income, net for the three months ended June 30, 2019 also included interest expense relating to the term loan with Silicon Valley Bank.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase
Collaboration revenue	$7,980	$5,449	$2,531
Research and development expense	55,947	39,359	16,588
General and administrative expense	15,232	10,620	4,612
Total other income (expense), net	1,607	1,292	315

Revenue. During the six months ended June 30, 2020, we recognized revenue of $8.0 million under our collaboration agreements with Janssen and Ono. During the six months ended June 30, 2019, we recognized $5.4 million under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $55.9 million for the six months ended June 30, 2020, compared to $39.4 million for the six months ended June 30, 2019. The increase in research and development expenses was attributable primarily to the following:

•	$9.1 million increase in employee compensation and benefits expense, including $4.0 million in employee stock-based compensation expense;
•

$6.3 million increase in clinical development and manufacturing expenses primarily relating to our product candidates derived from clonal master iPSC lines and in expenditures for laboratory equipment, materials and supplies relating to the conduct of our research activities, including under our research collaboration agreements; and

•	$3.5 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

These increases were partially offset by a decrease of $3.3 million in clinical development and manufacturing expenses primarily relating to our product candidates derived from healthy donor-sourced cells.

General and administrative expenses.  General and administrative expenses were $15.2 million for the six months ended June 30, 2020, compared to $10.6 million for the six months ended June 30, 2019. The increase in general and administrative expenses was attributable primarily to the following:

•	$2.8 million increase in employee compensation and benefits expense, including $1.9 million in employee stock-based compensation expense;
•	$0.8 million increase in legal, accounting and tax expenses; and
•	$0.5 million in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

Other income, net.  Other income, net was $1.6 million for the six months ended June 30, 2020 and $1.3 million for the six months ended June 30, 2019. Other income, net for each period consisted primarily of interest income earned on cash and cash equivalents, and interest income from investments (including the amortization of discounts and premiums). Other income, net for the six months ended June 30, 2019 also included interest expense relating to the term loan with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2020, we had an accumulated deficit of $445.1 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the six months ended June 30, 2020, cash provided by operating activities was $12.2 million compared to cash used in operating activities during the six months ended June 30, 2019 of $37.8 million. The increase was primarily attributable to cash received of $66.0 million for the upfront fee and Equity Premium associated with the Janssen Collaboration and an increase of $5.9 million in stock-based compensation expense. These increases were partially offset by an increase in net loss of $18.4 million.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Effective Date), we entered into the Janssen Agreement with Janssen to develop iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. Additionally, on the Effective Date, we entered into the Stock Purchase Agreement with JJDC. Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million as of the Effective Date, of which $50.0 million is an upfront cash payment and $50.0 million is in the form of an equity investment by JJDC. Of the $50.0 million equity investment, $16.0 million represented a premium over the fair value of our common stock and was classified under operating activities.

We are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. Additionally, we are eligible to receive (i) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Janssen Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (ii) with respect to each of the second, third and fourth Janssen Cancer Targets, payments of up to $706.0 million in Janssen Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Janssen Milestone Payments are subject to reduction in the event we elect to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. We are further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates that are commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances. No milestone or royalty payments have been received by us as of June 30, 2020.

As a direct result of our entry into the Janssen Agreement, we incurred $13.3 million in sublicense fees to certain of our existing licensors, of which $4.3 million has been paid as of June 30, 2020.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are eligible to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of June 30, 2020, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of June 30, 2020, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of June 30, 2020, all such consideration has been paid, with $1.0 million paid during the six months ended June 30, 2019.

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

Investing Activities

During the six months ended June 30, 2020, investing activities provided cash of $59.1 million compared to cash used in investing activities of $83.2 million during the six months ended June 30, 2019. The increase was primarily attributable to an increase in the maturities of investments of $34.3 million and a decrease of $106.2 million in the purchases of investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2020, financing activities provided cash of $277.0 million, which consisted primarily of $189.1 million of net proceeds from our June 2020 public offering of common stock, $50.0 million of net proceeds from our June 2020 private placement of common stock, and $33.9 million of net proceeds from the issuance of common stock in conjunction with our collaboration agreement with Janssen, which amount represents the fair value of the equity component from Janssen’s common stock purchase in connection with the collaboration agreement.

For the six months ended June 30, 2019, financing activities provided cash of $1.9 million, which consisted primarily of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through June 30, 2020, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2020, we had aggregate cash and cash equivalents and investments of $533.4 million.

Stock Purchase Agreement with JJDC

In April 2020, we entered into a Stock Purchase Agreement with JJDC. Under the Stock Purchase Agreement, we sold 1.6 million shares of our common stock to JJDC at $31.00 per share, for an aggregate purchase price of $50.0 million, of which $34.0 million was considered an equity component of the transaction, while the remaining $16.0 million was classified as a cash flow from operating activities.

Public Offering of Common Stock

In June 2020, we completed a public offering of common stock in which investors, certain of which are affiliated with one of our directors, purchased 7.1 million shares of our common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the offering were $201.3 million. After giving effect to $12.5 million in underwriting discounts, commissions and expenses related to the offering (of which $0.3 million was unpaid as of June 30, 2020), net proceeds were $188.8 million.

In September 2019, we completed a public offering of common stock in which investors, certain of which are affiliated with one of our directors, purchased 9.9 million shares of our common stock at a price of $17.50 per share under our shelf registration statement. Gross proceeds from the offering were $173.1 million. After giving effect to $10.7 million in underwriting discounts, commissions and expenses related to the offering, net proceeds were $162.4 million.

Private Placement of Common Stock

In June 2020, we exercised our right to cause JJDC to purchase, and JJDC purchased, in a private placement 1.8 million shares of our common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million. The shares of common stock purchased in the private placement were not subject to any underwriting discounts or commissions.

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award.  In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of June 30, 2020, the Company has received aggregate disbursements under the Award in the amount of $4.0 million.

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

Registration Statements on Form S-3

In November 2018, we filed an automatic shelf registration statement (File No. 333-228513), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the automatic shelf registration statement are established at the time of such offering. Additionally, we entered into a sales agreement with Leerink Partners LLC (Leerink) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million through Leerink as the sales agent, pursuant to this automatic shelf registration statement.

In addition, as of June 30, 2020, we are eligible to issue an aggregate of $66.2 million in securities under two previously filed shelf registration statements (File Nos. 333-224680 and 333-219987), which were declared effective by the SEC in May 2018 and August 2017, respectively.

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

We believe our existing cash and cash equivalents and investments as of June 30, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, who serves as both our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

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

Risks Related to the Discovery, Development and Regulation of Our Product Candidates

We are subject to risks associated with the spread of the novel coronavirus, SARS-CoV-2 (COVID-19), and the global pandemic could seriously impact the research and development of our product candidates.

The COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources. The pandemic has had, and we expect it will continue to have, an impact on our operations and on the operations of our collaborators, third-party contractors and other entities, including governmental agencies with which we interact. In particular, the requirement that a significant portion of our employees work remotely has had an impact on our operations and research and development of our product candidates.  Additionally, we have been subject to temporary pauses in enrollment and dosing implemented by some clinical trial sites due to COVID-19, and some clinical trial sites have also restricted initiation of new trials as well as visits by sponsors and clinical research organizations (CROs) for ongoing trials to protect both site staff and patients from possible COVID-19 exposure.

The COVID-19 pandemic may in the future impact the clinical development of our product candidates if we are subject to restrictions or limitations on, or delays in, the performance of study procedures (particularly any procedures that may be deemed non-essential), participant dosing, distribution of our product candidates or clinical trial materials, study monitoring, or site inspections and data analysis, including as a result of changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, reduced availability of site staff supporting the conduct of clinical trials, heightened risks of exposure of study participants, principal investigators or site staff to COVID-19 if an outbreak occurs in their geographic region, or other reasons related to the pandemic. Quarantine or other travel limitations (whether voluntary or required) also may impede participant movement, affect access to study sites, or interrupt healthcare services.

Furthermore, the pandemic could cause delays in review and response times by the FDA and other regulatory agencies, or such health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we implement in response to the COVID-19 pandemic and current regulatory guidance.  In addition, our ability to manufacture and ship our product candidates for our clinical trials may be impacted if we, or any third parties which manufacture and supply materials used in either the manufacture of our product candidates or the conduct of our research and development activities, or which perform certain testing relating to our product candidates, are adversely impacted by restrictions resulting from the coronavirus outbreak.

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including future waves of infection, and the actions taken to contain the pandemic or mitigate its impact.  While the ultimate impact of COVID-19 on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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

•

failure of patients to complete clinical trials or adhere to study protocols due to safety issues, side effects, disruptions in study conduct, including study monitoring, data collection and analysis, restrictions on hospital visits or travel relating to the COVID-19 pandemic, or other reasons; and

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

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our contract manufacturing organizations (CMOs) or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval. Our existing product candidates are currently manufactured by us or by third-party cell processing facilities or CMOs, including facilities operated by or affiliated with our clinical sites, and we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to relying on third parties for the manufacture of our product candidates, we also manufacture certain of our product candidates ourselves, and intend to manufacture some or all of the clinical supply of our iPSC-derived NK cell and T-cell product candidates for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to expand our existing GMP manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we may from time to time be required to limit our on-site staff’s availability to conduct manufacturing activities at our facility, and we may encounter problems with shortages of qualified personnel, key contractors, laboratory equipment, and materials and supplies for the manufacture of our product candidates. These problems may include employee absenteeism and supply chain failures or delays relating to the COVID-19 pandemic. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials, and thereby limit our opportunities for growth. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may not be able to locate additional or replacement manufacturing capacity on a reasonable basis or at all.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with manufacturing operations, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize our product candidates, which would adversely affect our business, prospects, financial condition and results of operations.

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
•

perceived risks and benefits of the product candidate under study, including any perceived risks associated with iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States;

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

As of June 30, 2020, our cash and cash equivalents and investments were $533.4 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

From time to time, we also publish interim, “top-line,” or preliminary data from our clinical studies. Interim data from clinical trials that we are conducting are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, the duration of treatment increases and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects, financial condition and results of operations.

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

Clinical cell processing facilities operated by or affiliated with our clinical sites have manufactured ProTmune for use in our clinical trials of ProTmune to date. We will be required by the FDA to standardize the manufacture of ProTmune, and any other product candidates we may develop, including our oversight for facility and raw material and vendor qualification through to final product analytical testing and release. The manufacture of ProTmune for use in registrational clinical trials and commercialization will be subject to the requirements of applicable regulatory authorities, including the FDA, and the anticipated manufacture of these product candidates for commercialization may require each of the clinical cell processing facilities at which ProTmune is manufactured to comply with cGMP and other regulatory requirements, and be subject to inspections by the FDA or other applicable regulatory authorities that would be conducted after the submission of a biologics license application (BLA) or other marketing application. Although we are responsible for ensuring compliance with applicable regulatory requirements and for overseeing all aspects of product manufacture and release prior to applying for marketing approval, we do not control the activities of these third-party cell processing facilities and are completely dependent on their ability to comply with regulatory requirements and to properly execute the protocol for the manufacture of any of our product candidates. In particular, if the FDA requires each of the clinical cell processing facilities to comply with cGMP, there can be no guarantee that they will be able to do so. Because of these manufacturing requirements, if the applicable clinical cell processing facilities are unable to manufacture any of our product candidates, including ProTmune, in a manner that conforms to our specifications and the FDA’s strict regulatory requirements, we may be required to identify alternative processes or facilities for the manufacture of such product candidate, which may require us to spend significant additional time and resources, and would impair our ability to manufacture, complete the clinical development of, and to commercialize, such product candidate. To comply with applicable regulatory and manufacturing requirements, the clinical cell processing facility may be required to possess or obtain certain equipment, including but not limited to biosafety cabinets, warming devices, cell washing devices, freezers or other materials, or to modify aspects of its operations, including its physical facility or layout, environmental systems, monitoring systems, quality systems or training procedures. If a clinical cell processing facility is unwilling or unable to comply with these regulatory or manufacturing requirements, it will be restricted or prohibited from manufacturing such product candidate and making it available for administration to patients. Any failure by these clinical cell processing facilities to properly manufacture ProTmune may adversely affect the safety and efficacy profile of such product candidate or cause the FDA or other regulatory authorities to impose restrictions or prohibitions on the manufacture and use of ProTmune in both the clinical and the commercial setting, which would have an adverse effect on our business.

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

In addition, the termination of the Janssen Agreement or the Ono Agreement or any future strategic partnership or collaboration arrangement that we enter into may prevent us from receiving any milestone, royalty payment, sharing of profits, and other benefits under such agreement. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. Any of these events could have a material adverse effect on our ability to develop and commercialize any of our product candidates and may adversely impact our business, prospects, financial condition, and results of operations.

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

We rely upon third parties, including medical institutions, clinical investigators, cell processing laboratories, and CROs for the conduct of certain research and preclinical development activities, process development and manufacturing activities, and for the conduct, management, and supervision of clinical trials of our product candidates. We do not have direct control over the activities of these third parties, and may have limited influence over their actual performance. Our reliance on these third parties and CROs does not relieve us of our responsibilities to ensure that our clinical studies are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

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

We currently have no experience in marketing and selling therapeutic products. If any of our product candidates are approved for marketing, we intend to establish marketing and sales capabilities internally or we may selectively seek to enter into partnerships with other entities to utilize their marketing and distribution capabilities. If we are unable to develop adequate marketing and sales capabilities on our own or effectively partner with third parties, our ability to generate product revenues will suffer.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Affordable Care Act (ACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been many judicial, President, and Congressional challenges to numerous aspects of the ACA. As a result, the full impact on our business of the ACA, the potential impacts of any challenges including any laws repealing and/or replacing elements of it, as well as the political uncertainty surrounding any repeal or replacement legislation, remain unclear.

Additionally, at the federal level, statutes and regulations routinely impact a variety of parameters relating to federal programs and Medicare. In July 2018, the Centers for Medicare and Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these federal and state laws and regulations, as well as other new laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of our existing product candidates or other product candidates we may develop, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, prospects, financial condition, and results of operations.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations and facilities. In particular, there are several companies and institutions developing products that may obviate the need for HSCT, may be competitive to our iPSC-derived product candidates or candidates in our research and development pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success.

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

The global COVID-19 pandemic could adversely impact various aspects of our business, results of operations and financial condition.

As a result of the COVID-19 pandemic, various aspects of our business operations have been, and could continue to be, disrupted. In response to the pandemic, we have implemented a work from home policy, with our administrative employees continuing their work outside of our offices, and imposed onsite occupancy limits, restricting on-site staff to only those required to execute certain laboratory, manufacturing and related support activities, and requiring self-health testing prior to coming onsite. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, and clinical trial sites. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time, which could impair our ability to complete IND-enabling studies or select future development candidates. Our business operations may be further disrupted if any of our employees, officers or directors, or their respective personal or business contacts, contract an illness related to COVID-19 and render them unable to perform their duties as a result.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors, vendors, and consultants may be vulnerable to damage from computer viruses and unauthorized access. In addition, these vulnerabilities may be heightened as a result of remote work policies implemented by us and our third-party contractors in response to the COVID-19 pandemic. We have from time to time experienced, and may continue to experience in the future, cyber-attacks on our information technology systems despite our best efforts to prevent them. Although such breaches have been immaterial to our business to date, investigations into and remedial efforts in connection with any breaches, even those with immaterial impact, can be costly and time-consuming, and any future breaches could be material, or cause significant disruption, to our business. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2020, we had an accumulated deficit of $445.1 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of August 3, 2020, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 38.3% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 46.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. Additionally, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Our ability to use our net operating loss carryforwards and certain other tax benefits may be limited and, as a result, our future tax liability may increase.

As of December 31, 2019, we had federal and California net operating loss carryforwards of $168.2 million and $168.2 million, respectively, some of which begin to expire in various amounts in 2027. As of December 31, 2019, we also had federal and California research and development tax credit carryforwards of $13.4 million and $8.5 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2019. We have not analyzed periods subsequent to December 2019. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2020, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)	All information with respect to this item has been previously reported in our Current Report on Form 8-K.
b)	None.
c)	None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1†	Collaboration and Option Agreement by and between the Registrant and Janssen Biotech, Inc., dated April 2, 2020	—	—	—	Filed herewith

10.2†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated April 2, 2020	—	—	—	Filed herewith

10.3†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated June 8, 2020	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: August 5, 2020	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)