Form 10-Q
period 2020-09-30
FATE THERAPEUTICS INC
filed 2020-11-05
CIK 1434316

I think

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, 87,244,032 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$349,130	$99,814
Accounts receivable	3,243	—
Short-term investments and related maturity receivables	139,675	121,613
Prepaid expenses and other current assets	4,729	5,662
Total current assets	496,777	227,089
Long-term investments	13,233	39,440
Property and equipment, net	20,710	11,419
Operating lease right-of-use assets	67,130	22,752
Restricted cash	15,227	227
Collaboration contract assets	13,357	1,338
Other assets	9	9
Total assets	$626,443	$302,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,717	$5,822
Accrued expenses	14,782	14,697
CIRM award liability, current portion	3,160	2,808
Deferred revenue, current portion	17,121	2,787
Operating lease liabilities, current portion	2,330	1,692
Stock price appreciation milestones, current portion	13,085	—
Total current liabilities	54,195	27,806
Deferred revenue, net of current portion	49,378	3,775
CIRM award liability, net of current portion	790	702
Operating lease liabilities, net of current portion	83,156	25,235
Stock price appreciation milestones, net of current portion	14,559	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2020 and December 31, 2019; Class A Convertible Preferred shares issued and outstanding—2,794,549 at September 30, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at September 30, 2020 and December 31, 2019; issued and outstanding—87,004,686 at September 30, 2020 and 75,730,260 at December 31, 2019	87	76
Additional paid-in capital	927,784	628,200
Accumulated other comprehensive gain	312	22
Accumulated deficit	(503,821)	(383,545)
Total stockholders’ equity	424,365	244,756
Total liabilities and stockholders’ equity	$626,443	$302,274

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Collaboration revenue	$7,558	$2,429	$15,538	$7,878
Operating expenses:
Research and development	30,694	23,202	86,641	62,561
General and administrative	8,351	6,346	23,583	16,966
Total operating expenses	39,045	29,548	110,224	79,527
Loss from operations	(31,487)	(27,119)	(94,686)	(71,649)
Other income (expense):
Interest income	447	910	2,054	3,016
Interest expense	—	(400)	—	(1,214)
Change in fair value of stock price appreciation milestones	(27,644)	—	(27,644)	—
Total other income (expense), net	(27,197)	510	(25,590)	1,802
Net loss	$(58,684)	$(26,609)	$(120,276)	$(69,847)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(311)	(42)	290	53
Comprehensive loss	$(58,995)	$(26,651)	$(119,986)	$(69,794)
Net loss per common share, basic and diluted	$(0.68)	$(0.40)	$(1.49)	$(1.06)
Weighted-average common shares used to compute basic and diluted net loss per share	86,887,280	66,929,503	80,715,564	65,695,188

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Operating activities
Net loss	$(120,276)	$(69,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,226	1,570
Stock-based compensation	21,992	12,827
Amortization of debt discounts and debt issuance costs	—	47
Accretion and amortization of premiums and discounts on investments, net	821	(558)
Amortization of collaboration contract assets	1,260	433
Noncash interest expense	—	238
Deferred revenue	59,937	(7,225)
Change in fair value of stock price appreciation milestones	27,644	—
Changes in operating assets and liabilities:
Accounts receivable	(3,243)	500
Prepaid expenses and other assets	(12,204)	867
Accounts payable and accrued expenses	(2,626)	2,766
Right-of-use assets and lease liabilities, net	5,904	742
Net cash used in operating activities	(18,565)	(57,640)
Investing activities
Purchases of property and equipment	(2,660)	(4,805)
Purchases of investments	(92,337)	(106,182)
Maturities of investments	99,950	64,050
Net cash provided by (used in) investing activities	4,953	(46,937)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	4,770	2,109
Proceeds from public offering of common stock, net of issuance costs	188,784	162,542
Proceeds from private placement of common stock, net of issuance costs	50,000	—
Proceeds from sale of common stock to collaboration partner, net of issuance costs	33,934	—
Proceeds from CIRM award	440	—
Principal repayments of long-term debt	—	(1,000)
Net cash provided by financing activities	277,928	163,651
Net change in cash, cash equivalents and restricted cash	264,316	59,074
Cash, cash equivalents and restricted cash at beginning of the period	100,041	190,741
Cash, cash equivalents and restricted cash at end of the period	$364,357	$249,815
Supplemental disclosure of cash flow information
Interest paid	$—	$938
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,183	$804
Right-of use assets obtained in exchange for lease obligations	$48,099	$7,705

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

As of September 30, 2020, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In June 2020, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 7.1 million shares of the Company’s common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the offering were $201.3 million, and, after giving effect to $12.5 million of costs related to the offering net proceeds were $188.8 million.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the nine months ended September 30, 2020. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$349,130	$249,588
Restricted cash	15,227	227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$364,357	$249,815

In January 2020, the Company entered into a lease for a facility in San Diego that it intends to use as its new corporate headquarters. In lieu of a security deposit, Silicon Valley Bank issued a $15.0 million letter of credit on the Company’s behalf, which letter of credit is secured by a deposit of equal amount. For the nine months ended September 30, 2020 and 2019, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit in the amounts of $15.2 million and $0.2 million, respectively, associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed by the Company with the SEC on March 2, 2020. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Stock Price Appreciation Milestones

The Company estimates the fair value of the stock price appreciation milestones, defined as enterprise value milestones in the Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (see Note 2), using a Monte Carlo simulation model, which relies on the Company’s current stock price as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. The Company accounts for the fair value of the enterprise value milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the enterprise value milestones are subject to a significant amount of judgment including the assessment of achieving a specified clinical milestone, the expected volatility of the Company’s common stock, the risk-free interest rate, and the estimated term, which is based in part on the last valid patent claim date. The Company remeasures the fair value of the enterprise value milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating expense.

Leases

The Company determines if a contract contains a lease at the inception of the contract. The Company currently has leases related to its facilities leased for office and laboratory space, which are classified as operating leases. These leases result in operating right-of-use (ROU) assets, current operating lease liabilities, and non-current operating lease liabilities in the unaudited condensed consolidated balance sheets. The Company does not have any financing leases. Leases with a term of 12 months or less are considered short-term and ROU assets and lease obligations are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

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

For the three and nine months ended September 30, 2020, the Company realized a net loss of $58.7 million and $120.3 million, respectively. Shares of potentially dilutive securities totaled 26.1 million for the three and nine months ended September 30, 2020, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 12.1 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

The Company also assessed the effects of any variable elements under the Janssen Agreement. Such assessment evaluated, among other things, the funding to be received by the Company for its conduct of research and development services. Based on its assessment, the Company concluded that the total amount to be received by the Company for its conduct of research and development services is variable and cannot be readily estimated and, therefore, no amounts associated with such services were included in the initial transaction price. In addition, the Company also assessed its likelihood of receiving (i) preclinical milestones, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of the Collaboration Candidates. Based on the likelihood of receiving such milestone payments and royalties, no amounts associated with milestones or royalties were included in the initial transaction price.

In accordance with ASC 606, the Company determined that the initial transaction price under the Janssen Agreement equals $66.0 million, consisting of the upfront, non-refundable and non-creditable payment of $50.0 million and the Equity Premium of $16.0 million. The Company concluded that there was not a significant financing component under the Janssen Agreement. The upfront payment of $66.0 million was recorded as deferred revenue and is being recognized as revenue consistent with the Company’s efforts related to the conduct of research and development services, as the research and development services are the primary component of the combined performance obligation. Since the total amount to be received by the Company for its research and development services under the Janssen Agreement could not be readily estimated, revenue associated with the upfront payment will be recognized based on actual headcount utilized as a percentage of total headcount expected to be utilized over the expected term of the conduct of the research and development services. Revenue associated with the research and development services will be recognized in an amount equal to the actual costs incurred during the period in which the research and development services are performed by the Company.

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $13.3 million in sublicense fees to certain of its existing licensors. The $13.3 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three and nine months ended September 30, 2020, the Company recognized $0.5 million and $0.8 million of such expense, respectively. As of September 30, 2020, the Janssen Agreement contract asset balance was $12.4 million.

The Company recognized revenue of $5.6 million and $9.1 million under the Janssen Agreement for the three and nine months ended September 30, 2020, respectively. Such revenue comprised $2.4 million associated with research and development services and $3.2 million associated with the upfront fee and Equity Premium for the three months ended September 30, 2020 and $4.1 million associated with research and development services and $5.0 million associated with the upfront fee and Equity Premium for the nine months ended September 30, 2020. As of September 30, 2020, aggregate deferred revenue related to the Janssen Agreement was $61.9 million, of which $14.5 million is classified as current.

As of September 30, 2020, the Company has received $1.7 million in aggregate research and development fees from Janssen.

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

As a direct result of the Company’s entry into the Ono Agreement, the Company incurred an aggregate of $2.0 million in sublicense consideration to existing licensors of the Company. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended September 30, 2020 and 2019, the Company recognized $0.1 million and $0.2 million of such expense, respectively, and during both the nine months ended September 30, 2020 and 2019, the Company recognized $0.4 million of such expense. As of September 30, 2020, the Ono Agreement contract asset balance was $0.9 million.

The Company recognized revenue of $1.9 million and $6.5 million under the Ono Agreement for the three and nine months ended September 30, 2020, respectively. Such revenue comprised $1.3 million associated with research services and $0.6 million associated with the upfront payment for the three months ended September 30, 2020, and $4.3 million associated with research services and $2.2 million associated with the upfront payment for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recognized revenue of $2.4 million and $6.5 million under the Ono Agreement, respectively. Such revenue comprised $1.6 million associated with research services and $0.8 million associated with the upfront payment for the three months ended September 30, 2019, and $4.3 million associated with research services and $2.2 million associated with the upfront payment for the nine months ended September 30, 2019. As of September 30, 2020, aggregate deferred revenue related to the Ono Agreement was $4.6 million, of which $2.6 million is classified as current.

As of September 30, 2020, the Company has received $11.0 million in aggregate research and development fees from Ono.

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

No revenue was recognized under the Juno Agreement for either the three or nine months ended September 30, 2020. During the nine months ended September 30, 2019, revenue recognized under the Juno Agreement was $1.4 million. No revenue was recognized during the three months ended September 30, 2019. No additional revenue is expected to be recognized under the Juno Agreement in future periods.

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

In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of the Company’s common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of the Company’s common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of the Company’s common stock and the denominator being the ten-trading day trailing average closing price of the Company’s common stock as of the effective date of the Amended MSK License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events. Under the terms of the Amended MSK License, upon a change of control of the Company, in certain circumstances, the Company may be required to pay a portion of these payments to MSK based on the price of the Company’s common stock in connection with such change of control.

The following table summarizes the common stock multiples and the enterprise value milestone payments, none of which have been triggered as of September 30, 2020:

Common stock multiple	5.0x	10.0x	15.0x
Ten-trading day trailing average common stock price	$50.18	$100.36	$150.54
Enterprise value milestone payment (in millions)	$20.0	$30.0	$25.0

To determine the estimated fair value of the enterprise value milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the enterprise value milestones as of September 30, 2020:

As of September 30,
2020
Risk-free interest rate	1.2%
Expected volatility	77.6%
Estimated term (in years)	18.3
Closing stock price as of remeasurement date	$39.97

The key inputs to the Monte Carlo simulation to determine the fair value of the enterprise value milestones include the Company’s stock price as of the measurement date; the estimated term which is based in part on the last valid patent claim date; the expected volatility of the Company’s common stock, estimated using the Company’s historical common stock volatility as of the remeasurement date; and the risk-free rate based on the U.S. Treasury yield for the estimated term determined. Fair value measurements are highly sensitive to changes in these inputs and significant changes could result in a significantly higher or lower fair value and resulting expense or gain.

As the enterprise value milestones are first contingent upon the achievement of a specified clinical milestone, the Company estimates the fair value of the enterprise value milestones based on the probability of achieving the clinical milestone.  This assessment is based on several factors including the successful achievement of technological, manufacturing, and regulatory requirements.

At each balance sheet date, the Company remeasures the fair value, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. Amounts are included in short-term or long-term liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2020, the Company recorded $27.6 million of expense associated with the change in fair value of the enterprise value milestones. As of September 30, 2020, the Company recorded a liability of $27.6 million associated with the enterprise value milestones for the Amended MSK License.

To date, no licensed products have achieved the specified clinical milestone, and no enterprise value milestone payments are currently owed to MSK.
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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of September 30, 2020, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2020 and December 31, 2019 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$49,494	$—	$79	$49,573
Corporate debt securities	1 or less	89,878	(16)	240	90,102
Total short-term investments		139,372	(16)	319	139,675
Classified as non-current assets:
Corporate debt securities	Greater than 1	13,224	—	9	13,233
Total long-term investments		13,224	—	9	13,233

December 31, 2019
Classified as current assets:
U.S. Treasury debt securities	1 or less	$50,445	$(4)	$16	$50,457
Corporate debt securities	1 or less	71,171	(24)	9	71,156
Total short-term investments		121,616	(28)	25	121,613
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	9,841	—	5	9,846
Corporate debt securities	Greater than 1	29,572	(1)	23	29,594
Total long-term investments		$39,413	$(1)	$28	$39,440

As of September 30, 2020 and December 31, 2019, the Company had $0.8 million and $1.0 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.
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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Financial assets:
Money market funds	$349,130	$349,130	$—	$—
U.S. Treasury debt securities	49,573	49,573	—	—
Corporate debt securities	103,335	—	103,335	—
Total financial assets measured at fair value on a recurring basis	$502,038	$398,703	$103,335	$—

Financial liabilities:
Stock price appreciation milestones	$27,644	$—	$—	$27,644
Total financial liabilities measured at fair value on a recurring basis	$27,644	$—	$—	$27,644

As of December 31, 2019
Money market funds	$84,814	$84,814	—	$—
U.S. Treasury debt securities	60,303	60,303	—	—
Corporate debt securities	100,750	—	100,750	—
Total financial assets measured at fair value on a recurring basis	$245,867	$145,117	$100,750	$—

Level 1 assets consisted of money market funds measured at fair value based on quoted prices in active markets as provided by the Company’s investment managers.

Level 2 assets consisted of corporate debt securities measured at fair value using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

There were no Level 3 assets held by the Company as of September 30, 2020.

Level 3 liabilities consisted of contingent consideration for the enterprise value milestones associated with the Amended MSK License as described in detail in Note 2. To determine the estimated fair value of the enterprise value milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on several key variables. The assumptions used to calculate the fair value of the enterprise value milestones are subject to a significant amount of judgment including the expected volatility of the Company’s common stock and estimated term, which is based in part on the last valid patent claim date. Fair value measurements are highly sensitive to changes in these inputs and significant changes could result in a significantly higher or lower fair value and resulting expense or gain. Further, as the enterprise value milestones are first contingent upon the achievement of a specified clinical milestone, the Company also estimates the fair value of the enterprise value milestones based on the probability of achieving the clinical milestone. This assessment is based on several factors including the successful achievement of technological, manufacturing, and regulatory requirements.

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the enterprise value milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2020 from $39.97 to $43.97 per share would have increased the expense recorded during the three months ended September 30, 2020 by $3.4 million related to the enterprise value milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at September 30, 2020 from $39.97 to $35.97 per share would have decreased the expense recorded during the three months ended September 30, 2020 by $2.4 million related to the enterprise value milestones.

The following table presents the changes in fair value of the Company’s Level 3 enterprise fair value milestone payment liability (in thousands):

Balance at December 31, 2019	$—
Changes in fair value of stock price appreciation milestones liability	27,644
Balance at September 30, 2020	$27,644

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
6.	Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and other employee benefits	$6,843	$5,329
Accrued clinical trial related costs	4,126	5,976
Accrued other	3,813	3,392
Total current accrued expenses	$14,782	$14,697

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

For the three and nine months ended September 30, 2019, the Company recorded $0.4 million and $1.2 million, respectively, in debt interest expense.

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

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing spaces (the Premises), and such lease is accounted for as an operating lease. The Premises are located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021. Lease payments shall commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of September 30, 2020, the Company had utilized $8.3 million associated with the tenant improvements allowance and expects the remainder of the tenant improvements to be utilized within the next nine months. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of September 30, 2020, future undiscounted minimum contractual payments under the Company’s operating leases were $194.0 million, which will be paid over a remaining weighted-average lease term of 13.4 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company's incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Straight-line lease expense	$3,039	$945	$8,948	$2,836
Variable lease expense	608	589	1,633	1,743
Total operating lease expense	$3,647	$1,534	$10,581	$4,579

Total lease expense associated with short-term leases for the three months ended September 30, 2020 and 2019 was $0.2 million and $0.4 million, respectively. Total lease expense associated with short-term leases for the nine months ended September 30, 2020 and 2019 was $0.9 million and $0.6 million, respectively.

Future minimum lease payments under the Company’s operating leases as of September 30, 2020 are as follows (in thousands):

Operating Lease Payments
Remaining in 2020	$1,079
2021	9,741
2022	12,610
2023	12,988
2024	13,378
2025	13,779
Thereafter	130,447
Total undiscounted lease payments	$194,022
Less: imputed interest	(87,171)
Less: amounts associated with tenant improvement allowance not yet utilized	(21,365)
Total lease liability	$85,486

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

During the year ended December 31, 2019, 25,000 shares of the Class A Preferred were converted into 125,000 shares of the Company’s common stock.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2019	9,327,742	$9.67
Granted	2,279,388	25.59
Exercised	(701,566)	7.02
Cancelled	(208,347)	15.60
Balance at September 30, 2020	10,697,217	$13.12

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2019	520,000	$16.41
Granted	1,019,323	22.48
Vested	(85,000)	16.34
Cancelled	(59,868)	21.94
Balance at September 30, 2020	1,394,455	$20.62

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$4,696	$2,560	$13,309	$7,222
General and administrative	3,147	2,013	8,683	5,605
Total	$7,843	$4,573	$21,992	$12,827

As of September 30, 2020, the unrecognized compensation cost related to outstanding options was $58.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.8 years.

As of September 30, 2020, the unrecognized compensation cost related to restricted stock units was $22.3 million which is expected to be recognized as expense over a weighted-average period of approximately 3.1 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.2%	2.5%
Expected volatility	77.5%	79.9%
Expected term (in years)	5.6	6.0
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2020 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	188,315	—	949	—	—	949
Issuance of common stock upon vesting of restricted stock units	—	—	77,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,913	—	—	6,913
Unrealized gain on investments	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(33,520)	(33,520)
Balance at March 31, 2020	2,794,549	$3	75,996,075	$76	$636,062	$142	$(417,065)	$219,218
Exercise of stock options, net of issuance costs	—	—	310,727	—	2,548	—	—	2,548
Issuance of common stock upon vesting of restricted stock units	—	—	7,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,236	—	—	7,236
Public offering of common stock, net of issuance costs	—	—	7,108,796	7	188,784	—	—	188,791
Private placement of common stock, net of issuance costs	—	—	1,766,160	2	49,973	—	—	49,975
Issuance of stock to collaboration partner, net of issuance costs	—	—	1,612,904	2	33,932	—	—	33,934
Unrealized gain on investments	—	—	—	—	—	481	—	481
Net loss	—	—	—	—	—	—	(28,072)	(28,072)
Balance at June 30, 2020	2,794,549	$3	86,802,162	$87	$918,535	$623	$(445,137)	$474,111
Exercise of stock options, net of issuance costs	—	—	202,524	—	1,413	—	—	1,413
Stock-based compensation	—	—	—	—	7,843	—	—	7,843
Issuance costs from public offering of common stock	—	—	—	—	(7)	—	—	(7)
Unrealized loss on investments	—	—	—	—	—	(311)	—	(311)
Net loss	—	—	—	—	—	—	(58,684)	(58,684)
Balance at September 30, 2020	2,794,549	$3	87,004,686	$87	$927,784	$312	$(503,821)	$424,365

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2019 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	420,920	—	1,258	—	—	1,258
Issuance of common stock upon cashless warrant exercise	—	—	1,245	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,868	—	—	3,868
Unrealized gain on investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(19,760)	(19,760)
Balance at March 31, 2019	2,819,549	$3	65,115,846	$65	$450,925	$—	$(305,156)	$145,837
Exercise of stock options, net of issuance costs	—	—	194,045	—	688	—	—	688
Stock-based compensation	—	—	—	—	4,386	—	—	4,386
Unrealized gain on investments	—	—	—	—	—	93	—	93
Net loss	—	—	—	—	—	—	(23,478)	(23,478)
Balance at June 30, 2019	2,819,549	$3	65,309,891	$65	$455,999	$93	$(328,634)	$127,526
Exercise of stock options, net of issuance costs	—	—	30,782	—	163	—	—	163
Issuance of common stock upon cashless warrant exercise	—	—	60,275	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,573	—	—	4,573
Public offering of common stock, net of offering costs	—	—	9,890,000	10	162,421	—	—	162,431
Conversion of preferred shares to common stock	(25,000)	—	125,000	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(26,609)	(26,609)
Balance at September 30, 2019	2,794,549	$3	75,415,948	$75	$623,156	$51	$(355,243)	$268,042

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

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the nine months ended September 30, 2020. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

During the three and nine months ended September 30, 2020, we recognized $5.6 million and $9.1 million of collaboration revenue under the Janssen Agreement. As of September 30, 2020, aggregate deferred revenue related to the Janssen Agreement was $61.9 million.

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

During the three and nine months ended September 30, 2020, we recognized $1.9 million and $6.5 million, respectively, of collaboration revenue under the Ono Agreement. During the three and nine months ended September 30, 2019, we recognized $2.4 million and $6.5 million, respectively, of collaboration revenue under the Ono Agreement. As of September 30, 2020, aggregate deferred revenue related to the Ono Agreement was $4.6 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

No revenue was recognized under the Juno Agreement for the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, we recognized $1.4 million of collaboration revenue under the Juno Agreement. No revenue was recognized during the three months ended September 30, 2019.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of enterprise value milestones associated with the Amended MSK License, interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense for the periods where debt was outstanding.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the enterprise value milestones for the Amended MSK License, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

During the three and nine months ended September 30, 2020, we revised our fair value estimate for the enterprise value milestones associated with the Amended MSK License, which had previously been valued at zero given the significant risks to achieving the specified clinical milestone. We estimate the fair value of the enterprise value milestones associated with the Amended MSK License (see Note 2) using a Monte Carlo simulation model, which relies on our current stock price and significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. We account for the fair value of the enterprise value milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the enterprise value milestones are subject to a significant amount of judgment including the probability of achieving a specified clinical milestone, the expected volatility of our common stock, the risk-free interest rate, and the estimated term, which is based in part on the last valid patent claim date. We remeasure the fair value of the enterprise value milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating expense.

With the exception of the fair value of the enterprise value milestones as described above and our adoption of new credit impairment loss guidance, the estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2020.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Collaboration revenue	$7,558	$2,429	$5,129
Research and development expense	30,694	23,202	7,492
General and administrative expense	8,351	6,346	2,005
Total other income (expense), net	(27,197)	510	(27,707)

Revenue. During the three months ended September 30, 2020, we recognized revenue of $7.6 million under our collaboration agreements with Janssen and Ono. During the three months ended September 30, 2019, we recognized $2.4 million under our collaboration agreement with Ono.

Research and development expenses.  Research and development expenses were $30.7 million for the three months ended September 30, 2020, compared to $23.2 million for the three months ended September 30, 2019. The increase in research and development expenses was attributable primarily to the following:

•	$5.5 million increase in employee compensation and benefits expense, including $2.1 million in employee stock-based compensation expense; and

•	$1.9 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

General and administrative expenses.  General and administrative expenses were $8.4 million for the three months ended September 30, 2020, compared to $6.3 million for the three months ended September 30, 2019. The increase in general and administrative expenses was attributable primarily to a $1.7 million increase in employee compensation and benefits expense, including $1.1 million in employee stock-based compensation expense.

Other income (expense), net.  Other income (expense), net was ($27.2) million for the three months ended September 30, 2020 and $0.5 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, we recorded $27.6 million in other expense attributable to the change in fair value of the enterprise value milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2020 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Other income (expense), net for the three months ended September 30, 2019 consisted of interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense relating to the term loan with Silicon Valley Bank.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)
Collaboration revenue	$15,538	$7,878	$7,660
Research and development expense	86,641	62,561	24,080
General and administrative expense	23,583	16,966	6,617
Total other income (expense), net	(25,590)	1,802	(27,392)

Revenue. During the nine months ended September 30, 2020, we recognized revenue of $15.5 million under our collaboration agreements with Janssen and Ono. During the nine months ended September 30, 2019, we recognized $7.9 million under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $86.6 million for the nine months ended September 30, 2020, compared to $62.6 million for the nine months ended September 30, 2019. The increase in research and development expenses was attributable primarily to the following:

•	$14.6 million increase in employee compensation and benefits expense, including $6.1 million in employee stock-based compensation expense;
•	$5.3 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020; and
•

$3.1 million increase in clinical development and manufacturing expenses primarily relating to our product candidates derived from clonal master iPSC lines and in expenditures for laboratory equipment, materials and supplies relating to the conduct of our research activities, including under our research collaboration agreements.

General and administrative expenses.  General and administrative expenses were $23.6 million for the nine months ended September 30, 2020, compared to $17.0 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was attributable primarily to the following:

•	$4.4 million increase in employee compensation and benefits expense, including $3.1 million in employee stock-based compensation expense;
•	$1.0 million increase in insurance, legal, accounting and tax expenses; and
•	$0.7 million in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

Other income (expense), net.  Other income (expense), net was ($25.6) million for the nine months ended September 30, 2020 and $1.8 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we recorded $27.6 million in other expense attributable to the change in fair value of the enterprise value milestones under the Amended MSK License. Other income (expense), net for the nine months ended September 30, 2020 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Other income (expense), net for the nine months ended September 30, 2019 consisted of interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense relating to the term loan with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2020, we had an accumulated deficit of $503.8 million and we anticipate that we will continue to incur net losses for the foreseeable future. The accumulated deficit includes $27.6 million in non-cash expense associated with the fair value of the enterprise value milestones under the Amended MSK License. Changes in fair value inputs, including changes in our stock price, can cause significant changes in our future financial results.

Operating Activities

During the nine months ended September 30, 2020 and 2019, cash used in operating activities was $18.6 million and $57.6 million, respectively. The decrease was primarily attributable to cash received of $66.0 million for the upfront fee and Equity Premium associated with the Janssen Collaboration, an increase of $27.6 million associated with the change in the fair value of the enterprise value milestones under the Amended MSK License, and an increase of $9.2 million in stock-based compensation expense. These increases were partially offset by an increase in net loss of $50.4 million.

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

We are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. Additionally, we are eligible to receive (i) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Janssen Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (ii) with respect to each of the second, third and fourth Janssen Cancer Targets, payments of up to $706.0 million in Janssen Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Janssen Milestone Payments are subject to reduction in the event we elect to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. We are further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates that are commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances. No milestone or royalty payments have been received by us as of September 30, 2020.

As a direct result of our entry into the Janssen Agreement, we incurred $13.3 million in sublicense fees to certain of our existing licensors. The $13.3 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of September 30, 2020, all such consideration has been paid.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize the Candidates and to the achievement of certain clinical, regulatory and commercial milestones with respect to each Candidate in specified territories, we are eligible to receive an aggregate of up to $285.0 million in milestone payments for Candidate 1 and an aggregate of up to $895.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of September 30, 2020, we have not received any such payments. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of each Candidate in specified territories, with such royalties subject to certain reductions. As of September 30, 2020, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement, we incurred an aggregate of $2.0 million in sublicense consideration to certain of our existing licensors. The $2.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of September 30, 2020, all such consideration has been paid, with $1.0 million paid during the nine months ended September 30, 2019.

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

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into an Amended and Restated Exclusive License Agreement (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK). The Amended MSK License amends and restates the Exclusive License Agreement entered into between us and MSK on August 19, 2016, pursuant to which we entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

Pursuant to the Amended MSK License, MSK granted us additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T cells, including the use of clustered regularly interspaced short palindromic repeat (CRISPR) and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. We have the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case we are obligated to pay MSK a percentage of certain sublicense income received.

In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of the Company’s common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of the Company’s common stock and the denominator being the ten-trading day trailing average closing price of the Company’s common stock as of the effective date of the Amended MSK License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events.

As of September 30, 2020, we recorded a liability of $27.6 million associated with the enterprise value milestones for the Amended MSK License. To date, no licensed products have achieved the specified clinical milestone, and no enterprise value milestones are owed currently to MSK.

Investing Activities

During the nine months ended September 30, 2020, investing activities provided cash of $5.0 million compared to cash used in investing activities of $46.9 million during the nine months ended September 30, 2019. The increase was primarily attributable to an increase in the maturities of investments of $35.9 million and a decrease of $13.8 million in the purchases of investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2020, financing activities provided cash of $277.9 million, which consisted primarily of $188.8 million of net proceeds from our June 2020 public offering of common stock, $50.0 million of net proceeds from our June 2020 private placement of common stock, and $33.9 million of net proceeds from the issuance of common stock in conjunction with our collaboration agreement with Janssen, which amount represents the fair value of the equity component from Janssen’s common stock purchase in connection with the collaboration agreement.

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

From our inception through September 30, 2020, we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2020, we had aggregate cash and cash equivalents and investments of $502.0 million.

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

Public Offering of Common Stock

In June 2020, we completed a public offering of common stock in which investors, certain of which are affiliated with one of our directors, purchased 7.1 million shares of our common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the offering were $201.3 million. After giving effect to $12.5 million in underwriting discounts, commissions and expenses related to the offering, net proceeds were $188.8 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award.  In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of September 30, 2020, the Company has received aggregate disbursements under the Award in the amount of $4.0 million.

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

In addition, as of September 30, 2020, we are eligible to issue an aggregate of $6.2 million in securities under a previously filed shelf registration statement (File No. 333-224680), which was declared effective by the SEC in May 2018.

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

We believe our existing cash and cash equivalents and investments as of September 30, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•

the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to MSK in connection with the enterprise value milestones;

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

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. See Note 2 of the unaudited condensed consolidated financial statements for additional detail surrounding our enterprise value milestone obligations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of September 30, 2020, the estimated fair value of the enterprise value milestones was $27.6 million. We recognized expense of $27.6 million in each of the three and nine months ended September 30, 2020 associated with the milestones.

Changes in the price our common stock as of each balance sheet date may have a relatively large change in the estimated fair value of the enterprise value milestones and the associated liability and resulting expense or gain. See Note 5 to our condensed consolidated financial statements for a related sensitivity analysis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Enhancements were made to our existing internal controls over financial reporting, effective beginning on January 1, 2020, due to the adoption and implementation of the new credit loss reporting requirements under ASU 2016-13. Further, due to the achievement of certain technological, manufacturing and regulatory operating milestones, we have enhanced our existing internal controls over financial reporting associated with the fair value assessment of the enterprise value milestones for the Amended MSK License.

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

As of September 30, 2020, our cash and cash equivalents and investments were $502.0 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to Memorial Sloan-Kettering in connection with the enterprise value milestones;

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

We study our product candidates in patient populations with significant comorbidities that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

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

Further, manufacture of ProTmune from donor material involves complex processes, with specialized equipment and highly skilled and trained personnel. The processes for manufacturing ProTmune are susceptible to additional risks, given the need to maintain aseptic conditions throughout the manufacturing process. Contamination with viruses or other pathogens in either the donor material or materials utilized in the manufacturing process or ingress of microbiological material at any point in the process may result in contaminated or unusable product. Such contaminations increase the risk of adverse side effects and may result in delays in the development of ProTmune.

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

We have obtained rights to develop, market and sell some of our product candidates through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. In particular, under our Amended and Restated Exclusive License Agreement dated May 15, 2018 (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK), in the event a licensed product achieves a specified clinical milestone, MSK is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. If we fail to comply with our obligations under our license agreements, including any payment obligations, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2020, we had an accumulated deficit of $503.8 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Changes in our stock price may also trigger financial obligations under our licensing arrangements. For example, pursuant to the terms of our license agreement with MSK, MSK is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of a specified clinical milestone. The uncertainty of the price of our common stock at or after the achievement of such milestone results in an inability to ascertain the timing and exact amounts of such milestone payments in advance.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of November 3, 2020, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 38.2% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 46.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. As a result, all of these shares are currently available for resale to the public, which may result in dilution to our stockholders. During 2019, 25,000 shares of the Class A Convertible Preferred Stock were converted into 125,000 shares of common stock. In addition, pursuant to a shelf registration statement declared effective by the SEC in May 2018, we may sell up to a remaining $6.2 million in shares of our common stock, preferred stock, debt securities, warrants and/or units, and pursuant to a shelf registration statement declared effective by the SEC in August 2017, Juno may resell up to one million shares of common stock held by Juno pursuant to the Stock Purchase Agreement entered into in May 2015. Further, in November 2018 we filed a Form S-3 pursuant to which we may issue up to $50.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Additionally, we have agreed to register the shares of common stock issued to Johnson & Johnson Innovation – JJDC, Inc. under a stock purchase agreement entered into in connection with the Janssen Agreement pursuant to a registration statement on Form S-3. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-190608	3.4	August 29, 2013

3.4	Amendment No. 1 to Amended and Restated Bylaws	8-K	001-36076	3.1	August 19, 2020

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

10.1†	Offer Letter between the Company and Edward J. Dulac III, dated as of May 20, 2020	8-K	001-36076	10.1	August 19, 2020

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Indicates a management plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: November 5, 2020	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)