Form 10-K
period 2020-12-31
FATE THERAPEUTICS INC
filed 2021-02-24
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,490,000,000 as of June 30, 2020 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2021 was 93,783,374.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020 pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

•	The global novel coronavirus, SARS-CoV-2 (COVID-19), pandemic could adversely impact various aspects of our business, results of operations and financial condition.
•

We may face delays in initiating, conducting or completing our clinical trials, including due to difficulties enrolling patients in our clinical trials, and we may not be able to initiate, conduct or complete them at all.

•	If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.
•

The manufacture and distribution of our cell product candidates is complex and subject to a multitude of risks. These risks could substantially limit the clinical and commercial supply of our product candidates and increase our costs, and the development and commercialization of our product candidates could be significantly delayed or restricted if the United States Food and Drug Administration (FDA) or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

•

Our inability to manufacture sufficient quantities of our product candidates, or the loss of our third-party contract manufacturers, or our or their failure to supply sufficient quantities of our product candidates at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

•

We have limited experience manufacturing our product candidates on a clinical scale, and no experience manufacturing on a commercial scale. Any failure by the third parties on whom we depend to manufacture our product candidates, including third-party cell processing facilities, consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, our product candidates.

•

We depend on third party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us and our third party contract manufacturers in the production of our product candidates, the loss of which could adversely impact our ability to conduct our clinical trials or commercialize our product candidates, if approved.

•

We depend on strategic partnerships and collaboration arrangements for the development and commercialization of certain of our product candidates in certain indications or geographic territories, and if these arrangements are unsuccessful, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

•

Development of our product candidates will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates.

•	We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future.
•

If we are unable to protect our intellectual property, or obtain and maintain patent protection for our technology and product candidates, other companies could develop products based on our discoveries, which may reduce demand for our products and harm our business.

•	If we fail to comply with our obligations under our license agreements, we could lose rights to our product candidates or key technologies.
•

We may not be successful in obtaining or maintaining necessary rights to product components and processes for development or manufacture of our product candidates which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

•

We do not have experience marketing any product candidates and do not have a sales force or distribution capabilities, and if our products are approved we may be unable to commercialize them successfully.

•	The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
•	We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•	The success of our existing product candidates is substantially dependent on developments within the field of cellular immunotherapy, some of which are beyond our control.
•	Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors” and the other information set forth in this annual report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, even if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our plans to research, develop and commercialize our product candidates;
•	the initiation, progress, success, cost and timing of our clinical trials and product development activities;
•	our ability and timing to advance our product candidates in, and to successfully initiate, conduct, enroll and complete, clinical trials;
•	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (IND) applications for and regulatory approval of our product candidates;
•	our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•	our ability to source clinical and, if approved, commercial materials and supplies used to manufacture our product candidates;
•	the therapeutic potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
•

the performance of third parties in connection with the development and manufacture of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers and manufacturers;

•

the potential of our technology platform, including our induced pluripotent stem cell (iPSC) product platform, and our ability to leverage our platform in our research, development and commercialization activities for our product candidates;

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

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for patients with cancer. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of allogeneic, or healthy donor-sourced, cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs) to generate a clonal master iPSC line having preferred biological properties, and we direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients.

Utilizing these therapeutic approaches, we program cells of the blood and immune system and are advancing a pipeline of programmed cellular immunotherapies, including off-the-shelf natural killer (NK) and T-cell product candidates derived from clonal master iPSC lines for the treatment of cancer. The following table summarizes our programmed cellular immunotherapies currently under development:

Product	Cell Type	Engineered Functionality	Indication	R&D	Preclinical	Clinical
iPSC-derived Cell Products – Hematologic Malignancies						
FT516	iNK	hnCD16	AML			
FT516	iNK	hnCD16	BCL + mAb			
FT596	iNK	hnCD16 + IL15-RF + CAR19	BCL and CLL ± mAb			
FT596	iNK	hnCD16 + IL15-RF + CAR19	Post-HSCT + mAb (IIT)			
FT538	iNK	hnCD16 + IL15-RF + CD38-KO	AML			
FT538	iNK	hnCD16 + IL15-RF + CD38-KO	AML + mAb (IIT)			
FT538	iNK	hnCD16 + IL15-RF + CD38-KO	MM + mAb			
FT576	iNK	hnCD16 + IL15-RF + CD38-KO + CAR-BCMA	MM ± mAb			
FT819	iT	TRAC-targeted CAR19 + TCR-KO	B-cell malignancies			
iPSC-derived Cell Products – Advanced Solid Tumors						
FT500	iNK	Non-engineered	Advanced Solid Tumors + CPB			
FT516	iNK	hnCD16	Advanced Solid Tumors + mAb			
FT516	iNK	hnCD16	Recurrent Ovarian Cancer ± mAb (IIT)			
FT536	iNK	Multiplexed engineered CAR-MICA/B	Advanced Solid Tumors			
iPSC-derived Cell Products – Cancer Immunotherapy Collaborations						
Janssen	iNK and iT	Multiplexed engineered CAR-targeted	Not disclosed (hematologic / solid tumors)			
ONO	iT	Multiplexed engineered CAR-targeted	Not disclosed (solid tumors)			
Donor-derived Cell Products						
ProTmune	Hematopoietic graft	Small molecule modulated (non-engineered)	Hematologic Malignancies			

iPSC = induced pluripotent stem cell **iNK** = iPSC-derived NK cell **iT** = iPSC-derived T cell **iMDSC** = iPSC-derived myeloid-derived suppressor cell

hnCD16 = high-affinity, non-cleavable CD16 Fc receptor **IL15-RF** = IL-15/IL-15 receptor fusion **CD38-KO** = CD38 knock-out **CAR** = chimeric antigen receptor

mAb = monoclonal antibody **CPB** = checkpoint blockade therapy **HSCT** = hematopoietic stem cell transplant

AML = Acute myelogenous leukemia **BCL** = B-cell lymphoma **CLL** = Chronic lymphocytic leukemia **MM** = Multiple myeloma

IIT = Investigator-initiated study

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of medical benefit for cell therapy exists across a broad spectrum of severe, life-threatening diseases. One of the most successful and widespread applications of cell therapy is hematopoietic stem cell transplantation (HSCT), with over 60,000 procedures performed worldwide on an annual basis. HSCT holds curative potential for patients afflicted with hematologic malignancies, such as leukemia and lymphoma, and with rare genetic disorders, such as hemoglobinopathies, inherited metabolic disorders and immune deficiencies.

Building upon the success of HSCT, the clinical investigation of cell-based cancer immunotherapy is rapidly expanding. One particular form of cell-based cancer immunotherapy, chimeric antigen receptor (CAR) T-cell therapy, has recently emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. In fact, in 2017, two CAR T-cell therapies were approved by the United States Food and Drug Administration (FDA) for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL) and relapsed / refractory diffuse large B-cell lymphoma (DLBCL).

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

We are applying our expertise in iPSC biology to genetically engineer, isolate and select single-cell iPSCs for clonal expansion, characterization and cryopreservation as clonal master iPSC lines. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be made and used as a renewable source for manufacturing cell therapy products that are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients.

We have amassed significant expertise in the manufacture of natural killer (NK) cells and T cells from clonal master iPSC lines. Our expertise includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating and cryopreserving clonal master iPSC lines; differentiating these clonal master cell lines to produce NK cells and T cells; and regulatory affairs experience to enable clinical investigation of iPSC-derived cell products. We believe our iPSC-derived NK cell and T-cell product candidates have the potential to be administered in multi-dose, multi-cycle treatment regimens, including in combination with other cancer treatments, to drive deeper and more durable responses.

•

Forge collaborations with leading researchers and top medical centers to accelerate development of and rapidly translate our iPSC-derived cell product candidates into first-in-human clinical trials. The research and development of iPSC-derived cell product candidates requires an exceptional team of people and scientific, manufacturing and clinical expertise across a range of disciplines. We have and will continue to seek collaborations with leading researchers, investigators and top medical centers for the research, development, manufacture and clinical translation of our iPSC-derived cell product candidates. Among our collaborations is a partnership with the University of Minnesota, led by Dr. Jeffrey S. Miller, a renowned NK cell biologist and clinical investigator, to support the development of our iPSC-derived NK cell product candidates, including FT500 and FT516. FT500 is the first-ever iPSC-derived cell therapy to be administered to patients in the United States (U.S.), and FT516 is the first-ever engineered iPSC-derived cell therapy administered to patients in the world. We also have a partnership with Memorial Sloan Kettering Cancer Center, led by Dr. Michel Sadelain, a renowned T-cell biologist and a recognized founder of CAR T-cell therapy, to support the development of our iPSC-derived CAR T-cell product candidates, including FT819. We believe this approach to research and development will maximize our potential to successfully build our iPSC product platform, accelerate the clinical translation and clinical investigation of our iPSC-derived cell product candidates, and efficiently establish clinical proof-of-concept for our iPSC-derived cell product candidates.

•

Selectively share our iPSC product platform with industry-leading strategic partners for the development of iPSC-derived cell therapies. The research, development and clinical investigation of cell therapies for the treatment of human diseases is rapidly expanding. We believe we are uniquely positioned as an expert partner of choice for industry-leading developers seeking to develop iPSC-derived cell therapies for the treatment of human diseases, including cancer. For example, we are collaborating with Ono Pharmaceutical Co. Ltd. (Ono) to develop and commercialize off-the-shelf, iPSC-derived CAR T-cells for the treatment of certain solid tumors, and we are collaborating with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, to develop and commercialize off-the-shelf, iPSC-derived CAR NK cell and CAR T-cell product candidates for the treatment of certain hematologic malignancies and solid tumors. Since iPSCs have the unique capacity to be genetically engineered, indefinitely expanded and differentiated in culture into any type of cell in the body, we believe there is significant opportunity to broadly exploit our industry-leading iPSC product platform and intellectual property position in other disease areas beyond cancer. We will continue to seek partnerships with institutions and companies for the research, development and commercialization of iPSC-derived cell therapies for the treatment of human diseases.

•

Efficiently develop and commercialize first-in-class cellular immunotherapies for severe, life-threatening diseases where treatment options are limited. We are clinically developing first-in-class cellular immunotherapies to improve the lives of patients with severe, life-threatening diseases, where the unmet need is significant and where regulatory agencies offer efficient and expedited development and review programs. For example, we are developing our product candidate ProTmune as a first-in-class hematopoietic cell graft for the prevention of life-threatening complications, including graft-versus-host disease (GvHD), in patients undergoing allogeneic HSCT. GvHD is a leading cause of morbidity and mortality in patients undergoing allogeneic HSCT, and there are currently no therapies approved by the FDA for the prevention of GvHD. The FDA has granted Fast Track designation, and the FDA and the European Commission have granted Orphan Drug Designation and Orphan Medicinal Product Designation, respectively, for ProTmune. Due to high incidences of morbidity and mortality and the rare disease nature of many of our target indications, we believe clinical trials that we conduct will generally require relatively small numbers of subjects and that our development path to approval may be efficient.

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

We are developing off-the-shelf, iPSC-derived NK cell and T-cell cancer immunotherapies, including cell product candidates intended to synergize with checkpoint inhibitor and monoclonal antibody therapies and to target tumor-associated antigens.

FT500: iPSC-derived NK Cell Product Candidate for Advanced Solid Tumors

Therapies that block inhibitory immunological signaling pathways have transformed the oncology landscape. For example, the use of monoclonal antibodies known as checkpoint inhibitors, which bind immune checkpoint proteins and block pathways that suppress T cells, has resulted in long term remissions in multiple tumor indications. Unfortunately, more than 60% of patients treated with checkpoint inhibitors will not respond or will relapse. As a result, there is significant unmet need for novel therapeutic approaches to overcome resistance to checkpoint inhibitors.

One common mechanism of resistance to checkpoint inhibitor therapy arises through point mutations, deletions or loss of heterozygosity in beta-2-microglobulin (B2M), an essential component of MHC class I antigen presentation. A recent longitudinal analysis in a cohort of patients treated with checkpoint inhibitor therapy identified B2M expression defects in approximately 30% of patients with progressing disease. In fact, loss of heterozygosity in B2M was found to be enriched three-fold in non-responders (~30%) vs. responders (~10%) and was associated with poor overall survival. Additionally, complete loss of B2M expression was found only in non-responders. These findings suggest that defects in B2M expression can contribute to tumor evasion and disease progression.

One potential strategy to overcome resistance to checkpoint inhibitor therapy, especially in patients whose tumors harbor defects in B2M expression, is through the administration of allogeneic NK cells. NK cells have the inherent capability to recognize and directly kill cells that lack MHC class I antigen presentation. In addition to direct cytotoxicity, NK cells can also secrete proinflammatory and chemotactic cytokines, which can induce tumor-resident T cells to re-engage as well as recruit T cells to the tumor site. As such, allogeneic NK cell therapy may represent a novel therapeutic strategy to overcome resistance to checkpoint inhibitor therapy in certain patients by directly killing tumor cells and by potentiating an adaptive immune response.

FT500 is an investigational off-the-shelf NK cell cancer immunotherapy derived from a clonal master iPSC line. To our knowledge, FT500 is the first-ever iPSC-derived cell therapy cleared for clinical investigation in the United States. We are developing FT500 for the treatment of advanced solid tumors.

FT500 is being studied in an ongoing, multi-center Phase 1 clinical trial. The trial is designed to assess the safety and determine the maximum dose of FT500 in adult patients with advanced solid tumors. The trial includes two treatment regimens: FT500 as a monotherapy in patients that are candidates for salvage therapy (Regimen A); and, in patients who have previously failed or progressed on checkpoint inhibitor therapy, FT500 in combination with the checkpoint inhibitor on which the patient failed or progressed (Regimen B). FT500 is administered in three once-weekly doses following outpatient lympho-conditioning. For those patients that are clinically stable at Day 29, an additional treatment course of three once-weekly doses may be administered.

At the Society for Immunotherapy of Cancer (SITC) annual meeting in November 2020, we reported clinical data from the dose-escalation stage of the Phase 1 clinical trial as of an October 13, 2020 cutoff date. Fifteen heavily pre-treated patients, ten of whom were refractory to their last prior therapy, were administered up to six doses of FT500. In Regimen A, three patients were treated in the first dose cohort of 100 million cells per dose and six patients were treated in the second dose cohort of 300 million cells per dose; in Regimen B, three patients were treated in the first dose cohort of 100 million cells per dose, and three patients were treated in the second dose cohort of 300 million cells per dose, in combination with checkpoint inhibitor therapy. No dose-limiting toxicities (DLTs), no FT500-related serious adverse events (SAEs) or Grade ≥ 3 adverse events (AEs), and no events of any grade of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or GvHD were reported by investigators. Eleven patients had a best overall response of stable disease.

In addition to our clinical assessment, we also evaluated patients’ immune response to FT500 to assess the potential for both T-cell and B-cell mediated immunogenicity. The T-cell compartment of fourteen patients was evaluated for T-cell mediated host-versus-product (FT500) allo-reactivity. A TCR repertoire analysis conducted at multiple time points following treatment with FT500 was not indicative of a robust allo-reactive T-cell response against FT500. In addition, the antibody repertoire of 15 patients was analyzed for targeting of the six HLA class I types expressed by FT500 to assess for B-cell mediated host-versus-product (FT500) allo-reactivity. Among the 15 patients, a single FT500 anti-HLA antibody with a mean fluorescence intensity (MFI) level of ≥ 5,000 was detected in two patients, suggesting that a robust B-cell response against FT500 was not evident. As a point of reference, in patients undergoing haplo-identical hematopoietic stem cell transplant, an MFI level ≥ 5,000 has been correlated with a 5-fold increase in risk of graft rejection.

We are currently enrolling the dose-expansion stage of the FT500 Phase 1 clinical trial for patients with non-small cell lung cancer or classical Hodgkin’s lymphoma who are refractory to, or have relapsed on, checkpoint inhibitor therapy. We intend to treat up to 15 patients, administering up to six doses of FT500 at 300 million cells per dose, each with IL-2 cytokine support, in combination with the checkpoint inhibitor on which the patient failed or relapsed.

FT516: iPSC-derived, hnCD16 Engineered NK Cell Product Candidate

NK cells play a major role in the anti-tumor activity of certain tumor-targeting antibodies. NK cells express CD16, an activating receptor that binds to the Fc domain of IgG antibodies. Once activated through CD16, NK cells are able to destroy antibody-coated tumor cells and secrete cytokines, such as interferon gamma, to potentiate an adaptive immune response. This mechanism of action, referred to as antibody-dependent cellular cytotoxicity (ADCC), is believed to be important for the treatment of a wide range of cancers.

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

Hematologic Malignancies

FT516 is being studied in an ongoing, multi-center Phase 1 clinical trial. To our knowledge, FT516 is the first-ever engineered iPSC-derived cell therapy cleared for clinical investigation in the United States. The Phase 1 study is designed to assess the safety and determine the maximum dose of FT516 in adult patients with certain hematologic malignancies. The trial includes two treatment regimens: FT516 as a monotherapy in patients with relapsed / refractory acute myeloid leukemia (AML) with three separate dose cohorts (90 million cells per dose; 300 million cells per dose; 900 million cells per dose) (Regimen A); and FT516 in combination with CD20-targeted monoclonal antibody therapy in patients with advanced B-cell lymphoma (BCL) who have previously failed or progressed on CD20-targeted monoclonal antibody therapy with four separate dose cohorts (30 million cells per dose; 90 million cells per dose; 300 million cells per dose; 900 million cells per dose) (Regimen B). The treatment schedule consists of three once-weekly doses of FT516, each with IL-2 cytokine support, following outpatient lympho-conditioning. For those patients that are clinically stable at Day 29, a second treatment cycle may be administered.

Phase 1 Clinical Data in AML. We have reported interim Phase 1 clinical data on two patients in Regimen A in the first dose cohort (90 million cells per dose) as of a May 18, 2020 cutoff date. Each patient was previously treated with three lines of therapy and was refractory to the most recent line of therapy. No DLTs, no FT516-related SAEs, and no events of any grade of CRS, ICANS, or GvHD were reported by investigators. Following completion of the first 30-day cycle of FT516, the first patient showed no morphologic evidence of leukemia by bone marrow biopsy and had evidence of neutrophil recovery. The protocol-defined response assessment following completion of the second 30-day cycle of FT516 showed stable disease per ELN 2017 criteria in both patients. Dose escalation is currently ongoing in Regimen A.

Phase 1 Clinical Data in BCL. We have reported interim Phase 1 clinical data on six patients in Regimen B, including four patients in the second (90 million cells per dose) and third (300 million cells per dose) dose cohorts as of a November 16, 2020 cutoff date. Three of these four patients achieved an objective response, including two complete responses, as assessed by PET-CT scan per Lugano 2014 criteria. No DLTs, no FT516-related SAEs, and no events of any grade of CRS, ICANS, or GvHD were reported by investigators. Additionally, the multi-dose, two-cycle treatment schedule was well-tolerated by each of the four patients, with no FT516-related Grade ≥ 3 AEs reported by investigators. In the first dose cohort (30 million cells per dose), each patient showed progressive disease as assessed by PET-CT scan per Lugano 2014 criteria. Dose escalation is currently ongoing in Regimen B.

Solid Tumors

We are also assessing the safety and maximum dose of FT516 in patients with advanced solid tumors. In December 2019, the FDA allowed our second IND application for the clinical investigation of FT516 in combination with monoclonal antibody therapy, including PDL1-, PD-1, EGFR- and HER2-targeted therapeutic antibodies, across a broad range of advanced solid tumors. In September 2020, we initiated a multi-center Phase 1 clinical trial of FT516 in combination with avelumab, an anti-PDL1 checkpoint inhibitor therapy, in patients with advanced solid tumors. The treatment schedule consists of three once-weekly doses of FT516, each with IL-2 cytokine support, following outpatient lympho-conditioning for up to two 30-day cycles. Dose escalation is currently ongoing.

In April 2020, the FDA allowed a third IND application for the clinical investigation of FT516 in patients with recurrent ovarian cancer. The Phase 1 clinical trial, which is sponsored and managed by investigators from the Masonic Cancer Center, University of Minnesota, is designed to assess the safety and determine the maximum dose of FT516 as a monotherapy and in combination with enoblituzumab, an Fc-optimized monoclonal antibody that targets B7-H3, which is expressed on ovarian cancer cells. The treatment schedule consists of three once-weekly doses of FT516, each with IL-2 cytokine support, following outpatient lympho-conditioning.

FT596: iPSC-derived, hnCD16, CAR19, IL15-RF Engineered NK Cell Product Candidate

CAR T-cell therapy has recently emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. In 2017, two CAR T-cell therapies were approved by the FDA for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL) and relapsed / refractory diffuse large B-cell lymphoma (DLBCL). While most researchers and clinical investigators continue to focus on the development of autologous or allogeneic CAR T-cell therapies, we are developing CAR NK cell product candidates derived from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

FT596 is an investigational off-the-shelf CAR NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT596 incorporates three anti-tumor functional modalities: a proprietary CAR optimized for NK cell biology that targets B-cell antigen CD19; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment antibody-dependent cellular cytotoxicity, enabling targeting of tumor-associated antigens such as CD20; and an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells. Together, these features are intended to enable multi-antigen targeting, maximize potency and minimize toxicity in treated patients.

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

We believe these preclinical data demonstrate the anti-tumor potency and the unique multi-antigen targeting functionality of FT596, and the product candidate’s potential to effectively overcome CD19 antigen escape.

FT596 is being studied in an ongoing, multi-center Phase 1 clinical trial for the treatment of relapsed / refractory B-cell malignancies. To our knowledge, FT596 is the first cellular immunotherapy engineered with three active anti-tumor components to be cleared for clinical investigation by the FDA. The Phase 1 study is designed to assess the safety and determine the maximum dose of FT596 in up to 123 adult patients in up to four dose cohorts (30 million cells; 90 million cells; 300 million cells and 900 million cells). The trial includes five treatment regimens: Regimen A1 as a monotherapy for patients with relapsed / refractory B-cell lymphoma (BCL); Regimen B1 in combination with rituximab for patients with relapsed / refractory BCL who have previously failed or progressed on rituximab; Regimen B2 in combination with obinutuzumab for patients with relapsed / refractory follicular lymphoma (FL) who have previously failed or progressed on obinutuzumab; Regimen A2 as a monotherapy for patients with chronic lymphocytic leukemia (CLL); and Regimen B3 in combination with obinutuzumab for patients with relapsed / refractory CLL. FT596 is administered as a single dose following outpatient lympho-conditioning. Dose escalation in the FT596 Phase 1 study is currently ongoing in Regimens A1, B1 and A2.

We have reported interim Phase 1 clinical data on two patients as of a September 24, 2020 cutoff date. Each patient was treated in Regimen A1 for relapsed / refractory diffuse large B-cell lymphoma (DLBCL) in the first single-dose cohort (30 million cells as a monotherapy). Each patient was previously treated with at least four lines of therapy. The first patient most recently had disease progression following treatment with CD19-targeting CAR T-cell therapy, was treated with a single dose of 30 million cells of FT596 as a monotherapy, and the Day 29 protocol-defined response assessment showed progressive disease. The second patient was most recently refractory to an experimental combination therapy comprised of ex vivo expanded allogeneic NK cells, IL-2, and rituximab, was treated with a single dose of 30 million cells of FT596 as a monotherapy, and the Day 29 protocol-defined response assessment showed partial response as assessed by PET-CT scan per Lugano 2014 criteria. The patient was subsequently treated with a second dose of 30 million cells of FT596 following outpatient lympho-conditioning, which resulted in a deepening response as evidenced by further reduction in both tumor size and metabolic activity as assessed by PET-CT scan per Lugano 2014 criteria. The duration of response was 3.7 months. No DLTs, no FT596-related SAEs, and no events of any grade of CRS, ICANS, or GvHD were reported by investigators in either patient.

In April 2020, the FDA allowed a second IND application for the clinical investigation of FT596 for the prevention of relapse in patients with BCL who have undergone autologous hematopoietic stem cell transplant (HSCT) and are considered high risk for early relapse. The Phase 1 clinical trial, which is sponsored by investigators from the Masonic Cancer Center, University of Minnesota, is designed to assess the safety and determine the maximum dose of FT596 in combination with CD20-targeted monoclonal antibody therapy. The ongoing clinical trial is expected to enroll up to 18 patients in up to three dose cohorts (90 million cells; 300 million cells and 900 million cells). FT596 is administered as a single dose with CD20-targeted monoclonal antibody therapy approximately 30 days following HSCT.

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

Daratumumab is an IgG1 monoclonal antibody approved by the FDA in November 2015 for the treatment of multiple myeloma. Daratumumab effectively targets CD38, which is expressed on multiple myeloma cells, and induces cell death through multiple mechanisms, including ADCC. However, because CD38 is also expressed on activated NK cells, daratumumab treatment can induce NK cell fratricide, which may impair the effectiveness of ADCC. In addition, NK cell function is often suppressed or absent in patients with multiple myeloma as a result of the cancer itself as well as treatment therapy, further reducing the effectiveness of daratumumab. Collectively, preclinical and clinical observations suggest a potential therapeutic benefit of maintaining NK cell numbers and function to support ADCC in patients with multiple myeloma.

FT538 is an investigational off-the-shelf NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT538 incorporates three functional modifications: a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells; and the complete elimination of CD38 expression to mitigate the potential for NK cell fratricide. Together, these features are intended to augment ADCC, enhance cell persistence and prevent anti-CD38 monoclonal antibody-induced fratricide.

FT538 is being studied in an ongoing, multi-center Phase 1 clinical trial designed to assess the safety and determine the maximum dose of FT538 in up to 105 adult patients in up to four dose cohorts (100 million cells per dose; 300 million cells per dose; 1 billion cells per dose; and 1.5 billion cells per dose). The trial includes two treatment regimens: Regimen A as a monotherapy for patients with relapsed / refractory AML; and Regimen B in combination with daratumumab for patients with relapsed / refractory multiple myeloma who have failed at least two lines of therapy. In addition, the clinical protocol allows, at our discretion, the initiation of a third treatment regimen in combination with elotuzumab, an FDA-approved anti-SLAMF7 monoclonal antibody, for patients with relapsed / refractory multiple myeloma who have failed at least two lines of therapy. FT538 is administered in three once-weekly doses following outpatient lympho-conditioning. Dose escalation is currently ongoing in Regimen A.

In December 2020, the FDA allowed a second IND application for the clinical investigation of FT538 for the treatment of relapsed / refractory AML. The Phase 1 clinical trial, which is sponsored and managed by investigators from the Masonic Cancer Center, University of Minnesota, is designed to assess the safety and determine the maximum dose of FT538 in combination with daratumumab following outpatient lympho-conditioning. FT538 is administered in three once-weekly doses following outpatient lympho-conditioning.

FT576: iPSC-derived, hnCD16, IL15-RF, CD38-KO, CAR-BCMA Engineered NK Cell Product Candidate

In addition to CD38 targeting in multiple myeloma, targeting of other tumor-associated antigens expressed on malignant plasma cells has been explored. Of these antigens, the TNF-superfamily member B-cell Maturation Antigen (BCMA) is among the most researched and is under development by multiple groups as a CAR target. Several clinical trials in multiple myeloma have shown promising initial results targeting BCMA with CAR T cells; however, there remains significant opportunity to improve both rates of relapse and treatment of relapsed patients.

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

FT576 is an investigational off-the-shelf NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT576 incorporates four functional modifications: a proprietary CAR that targets BCMA; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells; and the complete elimination of CD38 expression to mitigate the potential for NK cell fratricide. Together, these features are intended to enable multi-antigen targeting of myeloma cells, augment ADCC, enhance cell persistence and prevent anti-CD38 monoclonal antibody-induced fratricide.

In December 2020, the FDA allowed our IND application for the clinical investigation of FT576 for the treatment of patients with relapsed / refractory multiple myeloma who have failed at least two lines of therapy. To our knowledge, FT576 is the first cellular immunotherapy engineered with four active anti-tumor components to be cleared for clinical investigation by the FDA.

We plan to conduct GMP manufacture and product release testing of FT576 in the first half of 2021. Subject to manufacture of FT576 in conformance with its release specifications, and submission of any additional non-clinical data requested by the FDA, we plan to initiate a multi-center Phase 1 clinical trial to assess the safety and determine the maximum dose of FT576 following outpatient lympho-conditioning in up to 168 adult patients. The trial is expected to include four treatment regimens: Regimen A as a single dose of FT576; Regimen A1 as two fractionated doses of FT576; Regimen B as a single dose of FT576 in combination with daratumumab; and Regimen B1 as two fractionated doses of FT576 in combination with daratumumab.

FT536: iPSC-derived, hnCD16, IL15-RF, CD38-KO, CAR-MICA/B Engineered NK Cell Product Candidate

The major histocompatibility complex (MHC) class I related proteins A (MICA) and B (MICB) are induced by cellular stress, damage or transformation, and the expression of MICA and MICB proteins has been reported for many tumor types. Cytotoxic lymphocytes, such as NK cells and CD8+ T cells, can detect and bind the membrane-distal alpha-1 and -2 domains of MICA/B, activating a potent cytotoxic response. However, advanced cancer cells frequently evade immune cell recognition by proteolytic shedding of these domains. The clinical importance of proteolytic shedding is reflected in the association of high serum concentrations of shed MICA/B with disease progression in many solid tumors.

Several recent publications have shown that therapeutic antibodies targeting the membrane-proximal alpha-3 domain strongly inhibited MICA/B shedding, resulting in a substantial increase in the cell surface density of MICA/B and restoration of NK cell-mediated tumor immunity. In addition, a recent publication by scientists from Dana-Farber Cancer Institute (DFCI) demonstrated that cancers with B2M and JAK1 inactivating mutations resulting in loss of MHC Class I expression can be effectively targeted with alpha-3 domain-specific antibodies to restore NK cell-mediated immunity against solid tumors resistant to cytotoxic T cells. Therapeutic approaches aimed at targeting the alpha-3 domain of MICA/B therefore represent a potentially promising novel strategy to overcome this prominent evasion mechanism as a means of restoring anti-tumor immunity in patients with solid tumors.

In April 2020, we entered into a license agreement with DFCI under which we were granted certain exclusive rights to intellectual property covering novel antibody fragments that uniquely and specifically bind the alpha-3 domain of MICA/B. We are developing FT536, a preclinical product candidate which incorporates four functional modifications: a proprietary CAR that targets the alpha-3 domain of MICA/B; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells; and the complete elimination of CD38 expression to mitigate the potential for NK cell fratricide. We plan to submit an IND application during the second half of 2021 to initiate a multi-center Phase 1 clinical trial of FT536 for the treatment of solid tumors.

FT819: iPSC-derived, TCR-KO, TRAC-targeted CAR19 Engineered T-Cell Product Candidate

In addition to our development of iPSC-derived CAR NK cell product candidates, we are also developing CAR T-cell product candidates derived from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

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

Under our collaboration with Memorial Sloan Kettering Cancer Center, we are developing FT819, an off-the-shelf CAR T-cell cancer immunotherapy derived from a clonal engineered master iPSC line with complete elimination of TCR expression and the novel 1XX CAR targeting CD19 inserted into the TRAC locus. Together, these features are intended to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression and completely eliminate TCR expression to mitigate GvHD.

In preclinical studies, we have shown that FT819 cells:

•	display antigen-specific anti-tumor potency in vitro, including cytokine release and targeted cellular cytotoxicity, comparable to peripheral blood CD19-specific CAR T cells;
•	do not respond or proliferate against HLA-mismatched (CD19-) peripheral blood mononuclear cells as targets in a mixed lymphocyte reaction, indicating the risk of GvHD is alleviated;
•	effectively control tumor progression in vivo comparable to peripheral blood CD19-specific CAR T cells in a preclinical mouse model of acute lymphoblastic leukemia; and
•	enhance tumor clearance and durable control of leukemia in vivo, as compared to primary CAR19 T cells, in a xenograft mouse model of disseminated lymphoblastic leukemia.

In 2020, the FDA allowed our IND application for the clinical investigation of FT819 for the treatment of certain relapsed / refractory B-cell leukemias and lymphomas. We have completed the first GMP manufacturing campaign for FT819, and we are currently conducting product release testing of FT819 to assess conformance with its release specifications. Subject to successful release of FT819 and submission of any additional non-clinical data requested by the FDA, we plan to initiate a multi-center Phase 1 clinical trial to assess the safety and determine the maximum dose of FT819 following outpatient lympho-conditioning in up to 297 adult patients across three types of B-cell leukemias and lymphomas. Each disease type will enroll independently and assess three treatment regimens: Regimen A as a single dose of FT819; Regimen B as a single dose of FT819 with IL-2 cytokine support; and Regimen C as three fractionated doses of FT819.

Our Allogeneic Cellular Immunotherapy Pipeline

ProTmune™

Allogeneic HSCT has been performed globally for decades with curative intent in patients with a wide range of hematologic malignancies and rare genetic disorders. The procedure involves transferring hematopoietic cells sourced from a healthy donor to a patient following the administration of chemotherapy and/or radiation therapy. The biological properties of the various cell populations present in the allogeneic hematopoietic cell graft play an essential role in determining outcomes of HSCT. Donor-sourced CD34+ cells have the unique ability to engraft and reconstitute a new blood and immune system, and donor-sourced immune cells, such as T cells, have an important protective role following HSCT in eradicating residual cancer cells and providing protection against life-threatening infections. The engraftment of donor-sourced CD34+ cells is essential for successful reconstitution, and any delay in, or failure of, engraftment leaves a patient severely immuno-compromised and exposed to exceedingly high risk of early morbidity and mortality. Additionally, while the donor-sourced immune cells impart a critical immunotherapeutic effect, allo-reactive T cells can cause GvHD, a serious complication where donor-sourced T cells recognize antigens on a patient’s cells as foreign and attack the patient’s cells.

According to the Center for International Blood and Marrow Transplant Research, approximately 30,000 allogeneic HSCT procedures are performed globally each year. Hematopoietic cells for use in allogeneic HSCT can be obtained from multiple donor sources including umbilical cord blood, bone marrow and mobilized peripheral blood (mPB). Approximately 65% of allogeneic HSCT procedures utilize mPB as the donor hematopoietic cell source. While the use of mPB is associated with faster rates of neutrophil engraftment compared to other cell sources like bone marrow and umbilical cord blood, approximately 35-60% of patients undergoing mPB HSCT develop acute GvHD and 70-80% of patients undergoing mPB HSCT experience at least one severe infection within the first 180 days following HSCT. Additionally, approximately 50% of patients undergoing HSCT experience cancer relapse or die within the first two years following HSCT. We believe our cell programming approach has the potential to reduce the three leading causes of morbidity and mortality associated with allogeneic HSCT – namely, GvHD, severe infections and disease relapse – and to improve outcomes in patients undergoing allogeneic HSCT.

We are developing ProTmune as an investigational programmed cellular immunotherapy for use as a next-generation allogeneic HSCT cell graft. ProTmune is produced by modulating donor-sourced mPB ex vivo with two small molecules, 16,16-dimethyl prostaglandin E2 (FT1050) and dexamethasone (FT4145), to enhance the biological properties and therapeutic function of the graft’s cells. The programmed mPB graft is administered to a patient as a one-time intravenous therapy. Based on preclinical data, we believe ProTmune has the potential to suppress the GvHD response and maintain the anti-tumor, or graft-versus-leukemia (GvL), activity of donor T cells. We have demonstrated that FT1050-FT4145 programmed CD4+ and CD8+ T cells of mPB are functionally less allo-reactive in vitro, exhibiting a decrease both in the expression levels of T-cell activation markers, including ICOS and 41BB, and in the production of pro-inflammatory cytokines, and an increase in the production of potent anti-inflammatory cytokines including IL-10.

We are conducting a multi-center Phase 1/2 clinical trial of ProTmune in adult subjects with hematologic malignancies undergoing mPB HSCT following myeloablative conditioning, a clinical trial which we refer to as the PROTECT study. The primary objectives of the PROTECT study are to evaluate safety and tolerability, and to assess the potential of ProTmune to prevent acute GvHD, which is a leading cause of morbidity and mortality in patients undergoing HSCT. There are currently no FDA-approved therapies for the prevention of GvHD in patients undergoing allogeneic HSCT, giving rise to a significant unmet medical need. All subjects in the PROTECT study are being followed for a period of two years following HSCT.

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
•

At Day 100, all seven subjects receiving ProTmune were alive and relapse-free; and three subjects experienced acute GvHD during the first 100 days following HSCT, all of whom responded to standard-of-care steroid treatment. The median time to resolution of the maximum GvHD grade was 7 days [range: 5-8 days].

•

At Day 365, five of seven subjects receiving ProTmune were alive and relapse-free, with non-relapse mortality occurring in two subjects (Subject 1 on Day 228; Subject 3 on Day 151); and three of seven subjects were alive, relapse-free and without moderate-to-severe chronic GvHD.

The ongoing Phase 2 stage of PROTECT is a randomized, controlled and double-blinded clinical trial assessing the safety and efficacy of ProTmune in up to 80 adult subjects with hematologic malignancies undergoing matched unrelated donor HSCT following myeloablative conditioning. In November 2019, we reported that the Phase 2 stage of PROTECT was fully enrolled. Subjects were randomized, in a 1:1 ratio, to receive either ProTmune or a conventional matched unrelated donor mobilized peripheral blood cell graft. The primary efficacy endpoint of PROTECT is cumulative incidence of Grades 2-4 acute GvHD by Day 100 following HSCT, where prospective clinical studies have shown that 35% to 60% of patients undergoing matched unrelated donor transplant experience Grades 2-4 acute GvHD. The secondary efficacy endpoint of PROTECT is the proportion of subjects alive without relapse and without moderate or severe chronic GvHD by Day 365 following HSCT. Additional endpoints, such as rates of cancer relapse, chronic GvHD, non-relapse mortality, and overall survival, are also being assessed. We expect to report clinical results of the primary and secondary efficacy endpoints of PROTECT in the first half of 2021.

In June 2016, the FDA granted Fast Track designation for ProTmune for the reduction of incidence and severity of acute GvHD in patients undergoing allogeneic HSCT. In September 2016, the FDA granted Orphan Drug Designation and, in October 2016, the European Commission granted Orphan Medicinal Product Designation, for ProTmune. The orphan designation granted in each jurisdiction broadly covers subjects undergoing allogeneic HSCT across diseases for which the procedure is performed, including blood cancers and genetic disorders.

Our Partnerships

Janssen Biotech

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the development and commercialization of off-the-shelf, iPSC-derived CAR NK cell and CAR T-cell product candidates directed to up to four tumor-associated antigen targets.

We are conducting research and preclinical development of collaboration candidates. We granted to Janssen, during a specified period of time, the right to exercise an exclusive option and obtain an exclusive license under certain intellectual property rights to develop and commercialize each collaboration candidate. Subject to the exercise of such exclusive option, Janssen is solely responsible for the worldwide clinical development and commercialization of such collaboration candidate. Upon attainment of clinical proof-of-concept, we have the right to elect to co-commercialize and share equally in the profits and losses in the United States, subject to sharing in certain development costs, of such collaboration candidate. We are primarily responsible for the manufacture, at Janssen’s cost, of collaboration candidates.

Under the terms of the agreement, we received $100.0 million as of the effective date of the agreement, of which $50.0 million was an upfront, non-refundable and non-creditable cash payment and $50.0 million was in the form of an equity investment by Johnson & Johnson Innovation - JJDC, Inc. Additionally, as consideration for our conduct of research, preclinical development and IND-enabling activities for collaboration candidates, Janssen pays us research and development fees as set forth in an annual budget.

We are eligible to receive upon the achievement of specified development, regulatory and sales milestones (i) with respect to the first tumor-associated antigen target, payments of up to $898.0 million for the first collaboration candidate and up to $460.0 million for each additional collaboration candidate; and with respect to each of the second, third and fourth tumor-associated antigen targets, payments of up to $706.0 million for each of the first collaboration candidates and up to $340.0 million for each additional collaboration candidate. Certain milestone payments are subject to reduction in the event we elect to co-commercialize and share equally in the profits and losses in the United States of a collaboration candidate. We are further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of collaboration candidates that are commercialized by Janssen, subject to reduction under certain circumstances. No milestone or royalty payments have been received by us as of December 31, 2020.

Janssen may terminate the agreement with respect to one or more tumor-associated antigen targets, or in its entirety, at any time on or after the second anniversary of the effective date of the agreement, and we may terminate the agreement with respect to a particular tumor-associated antigen target if a collaboration candidate has not been selected for IND-enabling studies for such tumor-associated antigen target within specified time periods under certain conditions. The agreement contains customary provisions for termination by either party in the event of a material breach of the agreement, subject to cure, by the other party and in the event of any bankruptcy, insolvency or similar events with respect to the other party.

Ono Pharmaceutical

In September 2018, we entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates. The first off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 1) targets an antigen expressed on certain lymphoblastic leukemias, and the second off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 2) targets a novel antigen identified by Ono expressed on certain solid tumors (each a Candidate and, collectively, the Candidates). We granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize (a) Candidate 1 in Asia, where we retained rights for development and commercialization in all other territories of the world and (b) Candidate 2 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. For each Candidate, the option expires upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for the Candidate and (c) the date that is the later of (i) four years after the Effective Date and (ii) completion of all applicable activities contemplated under the joint development plan. We maintain worldwide rights of manufacture for Candidates.

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

In December 2020, we entered into a letter agreement with Ono pursuant to which Ono nominated and delivered to us proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2. In connection with such nomination and delivery, Ono paid us a milestone fee of $10.0 million for further research and development of Candidate 2. In addition, Ono terminated further development with respect to Candidate 1, and we retain all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

Ono has agreed to pay us up to an additional $20.0 million, subject to the exercise by Ono of its option to develop and commercialize Candidate 2. Subject to Ono’s exercise of the option and to the achievement of certain clinical, regulatory and commercial milestones with respect to Candidate 2 in specified territories, we are entitled to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono of Candidate 2 in specified territories, with such royalties subject to certain reductions.

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

As of February 9, 2021, our intellectual property portfolio is composed of over 350 issued patents and 150 patent applications that we license from academic and research institutions, and over 250 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology and Platform

As of February 9, 2021, we own over 20 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any U.S. patents issued from these patent applications will have statutory expiration dates ranging from 2031 to 2041.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human iPSCs from somatic cells and, as of February 9, 2021, includes 16 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an OCT4 protein. OCT4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any U.S. patents that may issue from these pending patent applications will have statutory expiration dates ranging from 2024 to 2029.

We also have exclusive licenses from The Scripps Research Institute to a portfolio of seven patent families relating to compositions and methods for reprogramming mammalian somatic cells, which covers non-genetic and viral-free reprogramming mechanisms, including the use of various small molecule classes and compounds and the introduction of cell-penetrating proteins to reprogram mammalian somatic cells. This portfolio includes issued U.S. patents (including U.S. Patents 8,044,201 and 8,691,573) that provide composition of matter protection for a class of small molecules, including thiazovivin, that is critical for inducing the generation, and maintaining the pluripotency, of iPSCs, and compositions and methods of using the small molecule. Any issued U.S. patents and any U.S. patents that may issue from patent applications pending in this portfolio will have statutory expiration dates ranging from 2026 to 2031.

We also have exclusively licensed from the J. David Gladstone Institutes (Gladstone) intellectual property covering the generation of iPSCs using CRISPR-mediated gene activation. This approach for inducing pluripotency uses CRISPR to directly target a specific location of the genome and activate endogenous gene expression, and does not rely on established methods of cellular reprogramming that require the transduction of multiple transcription factors. Any U.S. patents that may issue from patent applications pending in the U.S. and internationally in this portfolio will have a statutory expiration date in 2038.

We also have licensed exclusive rights to four families of patent applications from the University of Minnesota. This portfolio includes over 40 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any U.S. patents that may issue from patent applications pending in this portfolio will have statutory expiration dates between 2035 and 2038.

We also have exclusively licensed from The Memorial Sloan-Kettering Cancer Center (MSK) intellectual property covering the production and composition of iPSC-derived T cells and their use in cellular immunotherapy, and have a license from MSK to two patent families covering novel CAR constructs as well as off-the-shelf CAR T cells, including the use of CRISPR and other innovative technologies for their production. Collectively, this portfolio covers compositions of CAR constructs, compositions of T cells and NK cells derived from pluripotent cells which are engineered with CARs, methods of engineering pluripotent cell lines, methods of deriving CAR-T cells from CAR expressing pluripotent stem cells, and methods of using CRISPR for producing off-the-shelf T-cell immunotherapies. Any U.S. patents that may issue from patent applications pending in this portfolio will have statutory expiration dates between 2034 and 2038.

In addition, we have licensed exclusive rights from the Max Delbruck Center for Molecular Medicine (MDC) to intellectual property directed to novel humanized antibody fragments, antigen-binding domains and CAR constructs that uniquely target and specifically bind B-cell Maturation Antigen (BCMA).  Under the license agreement, we are granted an exclusive license for use in allogeneic engineered pluripotent stem cells.  Any patents issuing from patent applications pending in the U.S. and internationally in this portfolio will have statutory expiration dates between 2033-2037.

Intellectual Property Relating to CRISPR Engineering

In August 2019, we entered into a license agreement with Inscripta, Inc. Under the license agreement, we obtained a royalty-free, irrevocable license to a patent portfolio covering the composition, production and use of MAD7, a novel gene-editing CRISPR endonuclease from the Eubacterium rectale genome. The intellectual property includes issued patents and pending applications broadly applicable to MAD7 and the editing of mammalian cells. Our license covers the making and using of MAD7 for editing iPSCs, making master engineered iPSC lines and using master engineered iPSC lines to manufacture human therapeutic products. These issued patents and any U.S. patents that may issue from these pending patent applications will have statutory expiration dates around 2037.

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 9, 2021, we own 14 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes over 120 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2041.

Additionally, we have an exclusive license to an intellectual property portfolio consisting of two families of issued patents and pending patent applications co-owned by the Children’s Medical Center Corporation and The General Hospital Corporation. As of February 9, 2021, we currently have exclusive rights to over 50 issued patents or patent applications in the United States and worldwide relating to methods for programming hematopoietic stem cells ex vivo using modulators that up-regulate the prostaglandin signaling pathway or its downstream mediators. These patent rights consist of issued patents (including U.S. Patents 8,168,428 and 8,563,310) claiming methods for the ex vivo programming of hematopoietic stem cells using FT1050, including hematopoietic stem cells obtained from mobilized peripheral blood, cord blood, and bone marrow. Pending patent applications in the United States and foreign jurisdictions are directed to therapeutic compositions of hematopoietic stem cells in which the cells have been modulated by increasing prostaglandin activity, methods of preparing these compositions, and methods of promoting hematopoietic reconstitution, expansion and self-renewal using modulators that increase prostaglandin signaling activity. Any U.S. patents within this portfolio that have issued or may yet issue will have a statutory expiration date in 2027.

We have also licensed exclusive rights to two families of issued patents and patent applications from the Indiana University Research and Technology Corporation. This portfolio includes patent applications claiming methods of enhancing HSCT procedures by altering prostaglandin activity in hematopoietic stem cells as well as an issued U.S. patent and patent applications claiming methods of enhancing viral transduction efficiency in the genetic engineering of stem cells, including hematopoietic stem cells. These applications describe methods of increasing mobilization of stem cells from a stem cell donor, and methods for increasing hematopoietic stem cells homing and engraftment in a stem cell transplant recipient. One family of applications is directed to preferentially modulating certain receptors present on hematopoietic stem cells to increase the therapeutic potential of such cells for homing and engraftment. Claims in these applications specifically cover the modulation of mobilized peripheral blood by altering prostaglandin activity and methods for increasing viral transduction efficiency for gene therapy. Any U.S. patents that have issued or that may issue from patent applications in this portfolio will have statutory expiration dates between 2029 and 2030.

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

Max Delbruck Center

In December 2018, we entered into a license agreement with Max Delbruck Center for Molecular Medicine (MDC) for rights relating to novel humanized antibody fragments, antigen-binding domains and CAR constructs that uniquely target and specifically bind B-cell Maturation Antigen (BCMA).  Under our license agreement with MDC, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, using cells derived from allogeneic engineered stem cells.  MDC retains a non-exclusive right to use the technology for its own internal research, teaching, and educational purposes.

Under the terms of the license agreement, we are required to pay to MDC an annual license maintenance fee during the term of the agreement. We also are required to make product development, regulatory and sales milestones payments to MDC of up to $11 million per product. If commercial sales of a licensed product commence, we will pay MDC royalties at percentage rates ranging in the low single digits on net sales of licensed products in countries where such product is protected by patent rights. Our obligation to pay royalties continues on a country by country basis until the expiration of all licensed patent rights covering licensed products in such country, and our royalty payments will be reduced by other payments we are required to make to third parties in certain circumstances until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, MDC is also entitled to receive a percentage of the sublicensing income received by us.

Under the license with MDC, we are obligated to use commercially reasonable efforts to develop and obtain approval of a licensed product.

The agreement will expire concurrently with patent rights on a country-by-country basis. We may terminate the agreement by providing prior written notice to MDC, and MDC has the right to terminate the agreement if we materially breach the agreement and fail to cure such breach within a specified grace period.

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

ProTmune™

ProTmune is a composition of ex vivo programmed human mobilized peripheral blood cells. ProTmune is produced by treating qualified human mobilized peripheral blood with two small molecules, FT1050 and FT4145, in a multi-step process that is performed on the day of HSCT. Currently, the manufacture of ProTmune is performed at clinical cell processing facilities operated by or affiliated with our clinical sites. The manufacturing process consists of functionally closed unit operations. We aim to continue to develop manufacturing processes to further standardize the manufacture of ProTmune across clinical cell processing facilities.

Human peripheral blood cells sourced from a healthy donor, whose tissue type closely matches the patient’s, are used as the starting cellular source material for the manufacture of ProTmune. HSCT centers can electronically access a worldwide network of donor registries, which collect and transfer human peripheral blood cells sourced from healthy donors, to source these cells on behalf of patients. We expect donor registries to continue to collect and transfer, and HSCT centers to continue to source, human peripheral blood cells for our manufacture of ProTmune. Other components used in the manufacture of ProTmune include programming media as well as disposable materials, such as bags and tubing sets. To date, we have obtained all components required for the manufacture of ProTmune, including FT1050, FT4145 and programming media, from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain human peripheral blood cells and certain components used in the manufacture of ProTmune.

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

•

satisfactory completion of an FDA pre-approval inspection of manufacturing facilities where the product is produced to assess compliance with the FDA’s cGMPs to assure that the facilities, methods and controls are adequate, and, if applicable, current good tissue practices (cGTPs) for the use of human cellular and tissue products to prevent the introduction, transmission or spread of communicable diseases;

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

Prior to commencing the first clinical trial, the trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an initial IND application. Some nonclinical testing may continue even after the IND application is submitted. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the trial on a clinical hold. In such case, the sponsor of the IND application must resolve any outstanding concerns with the FDA before the clinical trial may begin. The FDA also may impose a clinical hold on ongoing clinical trials due to safety concerns or non-compliance. If a clinical hold is imposed, a trial may not recommence without FDA authorization and then only under terms authorized by the FDA. A clinical hold may either be a full clinical hold or a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects.  Further, an independent institutional review board (IRB) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (the Cures Act), as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy. Further, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the Right to Try Act) among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval.  There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. We review each individual request for access through the Cures Act, the Right to Try Act and similar state laws, and may or may not provide access depending upon the facts of each request.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2021, the user fee for an application requiring clinical data, such as a BLA and an NDA, is $2,875,842. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs ($336,432). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Accelerated Approval for Regenerative Advanced Therapies

As part of the Cures Act, Congress amended the FDCA to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue-based products regulated solely under section 361 of the PHS Act and 21 CFR Part 1271. This program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. A drug sponsor may request that FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND. FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition. A BLA or NDA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative advanced therapy that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

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

An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, a FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, which was part of the Patient Protection and Affordable Care Act of 2010 (ACA). This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product is biosimilar to the reference biological product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the former administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, and the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Congress may consider additional legislation to repeal, replace, or further modify elements of the ACA. In addition, the Biden administration may take steps to repeal, replace, or further modify elements of the ACA and regulatory actions taken by the previous administration. Thus, the full impact of the ACA, or any law repealing, replacing or modifying elements of it, and the political uncertainty regarding any repeal, replacement or modification of the ACA, on our business remains unclear. We expect that additional federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare drugs, biologics and services.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the previous administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Although a number of these, and other proposed measures may require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative measures to control drug costs. Additionally, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify previous administrative and executive actions. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, CMS, other divisions of HHS, (e.g., the Office of Inspector General, or OIG), the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and similar state laws, each as amended, as applicable, including:

•

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order, arrangement or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs; a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;

•

the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;

•

HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

In addition to the above, on November 20, 2020, OIG finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Simultaneously, HHS removed safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. HHS has delayed the implementation of the removal of safe harbor protection for price reductions from pharmaceutical manufacturers and creation of a new safe harbor for certain fixed fees rule to March 22, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

Additionally, we may be subject now or in the future to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 OIG Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

Regulations Governing Data Collection and the Use, Processing and Cross-Border Transfer of Personal Information

We also may be or may become subject to various state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

For example, California has enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective as of January 2020, the CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information, and also regulates employee information. Further, a new California privacy law, the California Privacy Rights Act (CPRA), was passed by California voters in November 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While there is currently an exception in the CCPA and CPRA for protected health information that is subject to HIPAA, the CCPA and CPRA may impact our business activities. Other U.S. states also are considering omnibus privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas.

In addition, as of May 25, 2018, the General Data Protection Regulation (GDPR) regulates the collection and use of personal data in the European Union (EU). The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate any activities we undertake in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater.

Further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing). There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is unclear whether the authorities will conduct random audits of companies doing business in the EU or UK, or act solely after complaints are filed claiming a violation of the GDPR or UK GDPR.

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

Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Novartis AG (Novartis) and Kite Pharma, Inc. (Kite) were the first to obtain FDA approval for autologous CAR T-cell therapies for the treatment of certain cancers. Novartis obtained FDA approval to commercialize Kymriah in August 2017 for the treatment of children and young adults with relapsed / refractory B-cell acute lymphoblastic leukemia and, in May 2018, for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma. In October 2017, Kite obtained FDA approval to commercialize Yescarta for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma.

We are developing our off-the-shelf NK- and T-cell product candidates for the treatment of cancer. While we believe our use of clonal master iPSC lines for the production of our off-the-shelf NK- and T-cell product candidates is highly differentiated, a number of companies are currently focused on the development of cellular immunotherapies for the treatment of cancer including Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., bluebird bio, Inc., Bristol-Myers Squibb Company, Cellectis SA, CRISPR Therapeutics AG, Gilead Sciences, Inc., Intellia Therapeutics, Inc., Iovance Biotherapeutics, Inc., Johnson & Johnson, Legend Biotech Corporation, NantKwest, Inc., Nkarta, Inc., Novartis AG, Sanofi SA, and Takeda Pharmaceutical Company Limited. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We are developing ProTmune as a next-generation mobilized peripheral blood graft for patients undergoing allogeneic HSCT. ProTmune is designed to prevent GvHD and other life-threatening complications that compromise the procedure’s curative potential. There are currently no FDA-approved therapies for the prevention of acute GvHD. Corticosteroids, or steroids, remain the first-line of treatment for GvHD, and second-line therapy consists of off-label use of immunosuppressive agents. We are aware of other companies and medical centers that are developing prophylaxes for GvHD and treatments for acute GvHD and other life-threatening complications of HSCT, including AbbVie Inc., Bristol-Myers Squibb Company, and Incyte Corporation.

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

Human Capital

As of December 31, 2020, we employed 279 employees, all of whom are full-time employees, including 127 in research and development, 113 in clinical development, manufacturing and regulatory affairs and 39 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good.

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, as well providing our employees with the opportunity to participate in our employee stock purchase plan, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

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

Available Information

We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the Investors section of our public website (www.fatetherapeutics.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We may delay or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•

determining that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in preclinical studies to support clinical investigation;

•

difficulties in manufacturing or distributing a product candidate, including the inability to manufacture and distribute a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under protocols and processes and with materials and facilities acceptable to the FDA for the conduct of clinical trials or for marketing approval;

•

our prioritization of other product candidates for advancement or the emergence of competing product candidates developed by others, including a decision to cease research and development of any existing product candidate due to the potential obsolescence of our product candidate by a competing product or product candidate or our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more a favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position;

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

•	difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development.

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
•

difficulties in obtaining agreement from regulatory authorities on study endpoints and/or study duration, achieving study endpoints, the amount and sufficiency of data demonstrating efficacy and safety, and completing data analysis in clinical trials for any of our product candidates;

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

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our contract manufacturing organizations (CMOs) or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. The requirements to manufacture ProTmune in close proximity to transplant centers within a short period of time before transplantation present unprecedented complexities associated with ensuring consistent manufacture in compliance with regulatory requirements as necessary for marketing approval and in sufficient quantities for commercial use, if approved. Our existing product candidates are currently manufactured by us or by third-party cell processing facilities or CMOs, including facilities operated by or affiliated with our clinical sites, and we may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or our third-party manufacturers to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

Our inability to manufacture sufficient quantities of our product candidates, or the loss of our suppliers or third-party contract manufacturers, or our or their failure to supply sufficient quantities of our product candidates at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

Further, we depend in some instances on third party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us and our third party contract manufacturers in the production of our product candidates, including certain of our iPSC-derived cell therapy product candidates and ProTmune. Any disruption to or loss of supply from any of these suppliers could delay our clinical development and commercialization efforts.

In addition to relying on third parties for the manufacture of our product candidates, we also manufacture certain of our product candidates ourselves, and intend to manufacture some or all of the clinical supply of our iPSC-derived NK cell and T-cell product candidates for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to expand our existing GMP manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we may from time to time be required to limit our on-site staff’s availability to conduct manufacturing activities at our facility, and we may encounter problems with shortages of qualified personnel, key contractors, laboratory equipment, and materials and supplies for the manufacture of our product candidates. These problems may include employee absenteeism and supply chain failures or delays relating to the COVID-19 pandemic. Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials.  Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials, and thereby limit our opportunities for growth. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may not be able to locate additional or replacement manufacturing capacity on a reasonable basis or at all.

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

We focus on the development of programmed cellular immunotherapies for patients with cancer, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

Cellular immunotherapies, and stem cell therapies and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. For example, there are currently no FDA approved products with a label designation that supports the use of a product to prevent acute graft-versus-host disease in patients undergoing allogeneic hematopoietic stem cell transplantation (HSCT), which makes it difficult to determine the clinical endpoints and data required to support an application for regulatory approval, and the time and cost required to obtain regulatory approval in the United States for ProTmune.

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

Preliminary data and interim results we disclose may change as more patient data becomes available or as we make changes to our protocols or manufacturing processes, and such interim results and results from earlier studies may not be predictive of the final results, or of later studies or future clinical trials.

We may from time to time disclose results from preclinical testing or preliminary data or interim results from clinical studies of our product candidates. Such results from preclinical testing, process development and manufacturing activities, and clinical studies, including interim clinical trial results as of specified data cutoff dates and results of earlier clinical studies with similar product candidates, are not necessarily predictive of future results, including later clinical trial results. While we have demonstrated in preclinical models that a single administration of ProTmune resulted in a statistically-significant reduction in GvHD score and improvement in survival, as compared to vehicle-treated cells, we may not observe similar results in future preclinical or clinical studies of ProTmune, including our Phase 1/2 PROTECT study. Additionally, the data reported from the Phase 1 stage of PROTECT as of the November 26, 2018 data cut-off date may not continue for these subjects or be repeated or observed in ongoing or future studies involving ProTmune, including in the Phase 2 stage of the PROTECT study. It is possible that subjects for whom events of acute GvHD have been reduced or eliminated may experience acute GvHD in the future, as there is limited data concerning long-term safety and efficacy following treatment with ProTmune. Accordingly, ProTmune may not demonstrate in the Phase 2 stage of PROTECT, or in subsequent trials, an adequate safety or efficacy profile to support further development or commercialization.

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

Additionally, some clinical trials of our product candidates performed to date were generated from open-label studies and are being conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which treatment regimen patients have received and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the preliminary data from our Phase 1 clinical trials of certain of our product candidates may not be predictive of future clinical trials results for these or other product candidates when studied in a controlled environment or larger patient populations.

From time to time, we also publish interim, “top-line,” or preliminary data from our clinical studies based on a preliminary analysis of then-available data. Preliminary or interim data from clinical trials that we are conducting are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, the duration of treatment increases and more patient data become available. These preliminary or interim results and related conclusions also are subject to change following a more comprehensive review of the data related to the particular study or trial.  Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects, financial condition and results of operations.

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

We may be subject to certain regulations, including federal and state healthcare fraud and abuse laws, physician payment transparency laws, anti-bribery and anti-corruption laws and health information privacy and security laws. Any actual or perceived failure to comply with these regulations could have a material adverse effect on our business and financial condition.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results.

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

In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to a particular CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier if needed, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials.

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

Our commercial success will depend in part on our ability to obtain and maintain intellectual property protection for our product candidates, the operations used to manufacture them and the methods for using them, and also for our cell programming technology in order to prevent third parties from making, using, selling, offering to sell or importing our product candidates or otherwise exploiting our cell programming approach. The scope of patent protection in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications, as well as the impact of such third-party intellectual property upon our freedom to operate, is highly uncertain. Because patent applications in the United States and most other countries are confidential for typically a period of 18 months after filing, or may not be published at all, we cannot be certain that we were the first to file any patent application related to our product candidates. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are uncertain. We own and have exclusive licenses to patent portfolios for our product candidates and cell programming technology, although we cannot be certain that our existing patents and patent applications provide adequate protection or that any additional patents will issue to us with claims that provide adequate protection of our other product candidates. Further, we cannot predict the breadth of claims that may be enforced in our patents if we attempt to enforce them or if they are challenged in court or in other proceedings. If we are unable to secure and maintain protection for our product candidates and cell programming technology, or if any patents we obtain or license are deemed invalid and unenforceable, our ability to commercialize or license our technology could be adversely affected.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may be required to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive, and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in any such proceeding. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

We cannot be certain that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

Third parties asserting their patent or other intellectual property rights against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates or force us to cease some of our business operations. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, cause development delays, and may impact our reputation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties, or redesign our infringing products, which may be impossible on a cost-effective basis or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for development or manufacture of our product candidates which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.

We own or license from third parties certain intellectual property rights necessary to develop and manufacture our product candidates. The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights, including to advance our research or allow commercialization of our product candidates. In that event, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may involve additional technologies or product candidates that may require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical or biotechnology companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license any relevant third-party intellectual property rights, including any such intellectual property rights required to manufacture, use or sell our product candidates, that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, and as a result we may be unable to develop or commercialize the affected product candidates, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors’ access to the same technologies licensed to us.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. In addition, it may be more costly for us to secure and maintain the necessary patent protection to block third parties from using our technology than to negotiate out-licenses or similar agreements with these parties to provide them with limited rights to use our technology. There can be no assurance that we will be able to successfully complete any such negotiations and ultimately acquire or maintain, on commercially viable terms, the rights to the intellectual property required for the successful development and commercialization of our product candidates.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make product candidates that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

•	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;
•

we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;

•	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;
•	if enforced, a court may not hold that our patents are valid, enforceable and infringed;
•	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property;
•	we may fail to adequately protect and police our trademarks and trade secrets; and
•

the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

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

In addition to the protection afforded by patents, we also rely upon unpatented trade secrets and improvements, proprietary know-how, and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with our collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and some, but not all, of our collaborators and consultants. Because we expect to rely on third parties in the development and manufacture of our product candidates, we must, at times, share trade secrets with them, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Trade secrets, however, may be difficult to protect, and any disclosure, either intentional or unintentional, by our employees or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as HSCT or cellular immunotherapy. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products by government and third-party payers. In particular, there is no body of established practices and precedents for reimbursement of cellular immunotherapies, and it is difficult to predict what the regulatory authority or private payer will decide with respect to reimbursement levels for novel products such as ours. Our products may not qualify for coverage or direct reimbursement, or may be subject to limited reimbursement. If reimbursement or insurance coverage is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Affordable Care Act (ACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been many judicial, executive, and Congressional challenges to numerous aspects of the ACA. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court, who is expected to rule on the constitutionality of the ACA in early 2021. Additionally, the previous administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. As a result, the full impact on our business of the ACA, the potential impacts of any challenges including any laws repealing and/or replacing elements of it, as well as the political uncertainty surrounding any repeal or replacement legislation, remain unclear, particularly given potential actions taken under the Biden administration and the pending Supreme Court decision.

In July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The full impact of these federal and state laws and regulations, as well as other new laws and reform measures that may be proposed and adopted in the future, remains uncertain, but may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

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

We expect to continue to expand our development and manufacturing operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We are experiencing rapid growth and as of December 31, 2020, we had 279 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. Our rapid growth imposes significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and improving our operational, financial and management controls, reporting systems, and procedures.

To manage our anticipated future growth, we will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

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

We face risks of potential liability related to the privacy of personal information, including health information we utilize in the development of our products, as well as information we obtain from clinical trials sponsored by us from research institutions and directly from individuals.

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and privacy and security requirements under HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act (CCPA) and its related regulations, and (once effective) the recently approved California Privacy Rights Act (CPRA) amending the CCPA, which establish additional data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

Certain state laws may be more stringent or broader in scope than the CPRA, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access of personal information, which could subject us to fines and penalties, as well as litigation and reputational damage. If we fail to keep apprised of and comply with applicable international, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action or litigation where private rights of action are available could also generate adverse publicity, damage our reputation, result in liabilities, fines and loss of business, and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates.

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

As of December 31, 2020, our cash and cash equivalents and investments were $482.9 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•

the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to Memorial Sloan-Kettering in connection with the stock price appreciation milestones;

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2020, we had an accumulated deficit of $556.9 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of February 22, 2021, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 40.22% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 47.72%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. A significant portion of our outstanding shares of common stock are held by a small number of stockholders, including our directors, officers and significant stockholders. Sales by our stockholders of a substantial number of shares, or the expectation that such sales may occur, could significantly reduce the market price of our common stock.

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

We have also registered or intend to register all shares of our common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, certain of executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital

We have broad discretion over the use of our cash, cash equivalents, and investments and may not use them effectively.

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

As of December 31, 2020, we had federal and California net operating loss carryforwards of $186.4 million and $188.0 million, respectively, some of which begin to expire in various amounts in 2027. As of December 31, 2020, we also had federal and California research and development tax credit carryforwards of $18.0 million and $12.9 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2020. We have not analyzed periods subsequent to December 2020. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2021, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

General Risk Factors

We could be subject to securities class action litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the repeal of certain provisions of the ACA may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Facilities

As of December 31, 2020, we occupied approximately 72,000 square feet of office, laboratory and manufacturing space in San Diego, California under a non-cancelable operating lease through December 2028. In addition, we have additional operating leases for office and laboratory space in New York, New York and San Diego, California. We believe that these facilities are adequate for our current needs.

In January 2020, we entered into a lease agreement for approximately 200,000 square feet of office, laboratory, and GMP manufacturing space (the Premises). The Premises is located in San Diego, California and we intend to move our corporate headquarters to the Premises during the third quarter of 2021.

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

Holders of Common Stock

As of February 22, 2021, there were approximately 27 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on our common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index over the five-year period ending December 31, 2020. The graph assumes that $100 was invested in our common stock and in each of the comparative indices as of the market close on December 31, 2015. The past performance of our common stock is no indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Fate Therapeutics, Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index
Dollars
3000
2500
2000
1500
1000
500
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Fate Therapeutics, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2020.

ITEM 6. Selected Financial Data

Not applicable.

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission on March 2, 2020 and incorporated herein by reference.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for patients with cancer. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. For certain of our product candidates, we use pharmacologic modulators, such as small molecules, to enhance the biological properties and therapeutic function of allogeneic, or healthy donor-sourced, cells ex vivo before our product candidates are administered to a patient. In other cases, we use human induced pluripotent stem cells (iPSCs) to generate a clonal master iPSC line having preferred biological properties, and we direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients. Utilizing these therapeutic approaches, we program cells of the blood and immune system and are advancing a pipeline of programmed cellular immunotherapies, including off-the-shelf natural killer (NK) and T-cell product candidates derived from clonal master iPSC lines for the treatment of cancer.

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

In September 2018, we entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of off-the-shelf, iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates (Ono Agreement) for the treatment of cancer.

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement), for the development and commercialization of off-the-shelf, iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer.

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

We do not expect to generate any meaningful product sales or royalty revenue unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates.

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the year ended December 31, 2020. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales or royalties. Our revenues have been derived from collaboration agreements and government grants.

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

During the year ended December 31, 2020, we recognized $16.8 million of collaboration revenue under the Janssen Agreement. As of December 31, 2020, aggregate deferred revenue related to the Janssen Agreement was $59.5 million.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (the Collaboration Candidate 1 and the Collaboration Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate.

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

On December 4, 2020, we entered into a letter agreement (the Ono Letter Agreement) with Ono in connection with the Ono Agreement. Pursuant to the Ono Letter Agreement, Ono delivered to us proprietary antigen binding domains targeting an antigen expressed on certain solid tumors and nominated such antigen binding domains as the Ono Antigen Binding Domain for incorporation into Collaboration Candidate 2. In connection with such nomination, Ono paid us a milestone fee of $10.0 million for further research and development of Collaboration Candidate 2 under the Ono Agreement, and Ono continues to maintain its option to Collaboration Candidate 2 under the Ono Agreement.

In addition, together with Ono, we agreed to the termination of the Ono Agreement with respect to Collaboration Candidate 1. We retain all rights, in our sole discretion, to research, develop and commercialize Collaboration Candidate 1 throughout the world without any obligation to Ono.

During the years ended December 31, 2020 and 2019, we recognized $14.6 million and $9.3 million, respectively, of collaboration revenue under the Ono Agreement. As of December 31, 2020, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $7.7 million.

Agreement with Juno Therapeutics, Inc.

On May 4, 2015, we entered into a strategic research collaboration and license agreement (the Juno Agreement) with Juno Therapeutics, Inc. (Juno) to screen for and identify small molecule modulators that enhance the therapeutic properties of Juno’s genetically-engineered T-cell immunotherapies.

No revenue was recognized during the year ended December 31, 2020. During the year ended December 31, 2019, we recognized $1.4 million of collaboration revenue under the Juno Agreement.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement dated May 15, 2018 (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK), interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense for the periods where debt was outstanding.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the stock price appreciation milestones for the Amended MSK License, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

If a contract has multiple performance obligations, we allocate the transaction price to each distinct performance obligation in an amount that reflects the consideration we are entitled to receive in exchange for satisfying each distinct performance obligation. For each distinct performance obligation, revenue is recognized when (or as) we transfer control of the product or the service applicable to such performance obligation. To date, for collaboration arrangements that represent a single performance obligation, the revenues are recognized over time based on costs incurred compared to total estimated costs or based on actual headcount utilized as a percentage of total headcount expected to be utilized over the expected term of the conduct of the research and development services.

In those instances where we first receive consideration in advance of satisfying its performance obligation, we classify such consideration as deferred revenue until (or as) we satisfy such performance obligation. In those instances where we first satisfy our performance obligation prior to our receipt of consideration, the consideration is recorded as accounts receivable.

We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized and amortized to research and development expense ratably in conjunction with the underlying revenue recognition.

Stock Price Appreciation Milestones

We estimate the fair value of the stock price appreciation milestones under the Amended MSK License using a Monte Carlo simulation model, which relies on our current stock price as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. We account for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the assessment of achieving a specified clinical milestone, the expected volatility of our common stock, the risk-free interest rate and the estimated term, which is based in part on the last valid patent claim date. We remeasure the fair value of the stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating income or expense.

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

We estimate the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants with both performance-based milestones and market conditions, which are valued using a lattice-based model. These models require the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield. The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of our stock options which is derived from historical experience and anticipated future exercise behavior. The risk-free interest rates for periods within the expected life of the option are based on the yields of zero-coupon U.S. Treasury securities. See Note 9 of the notes to the consolidated financial statements for additional information.

The fair value of restricted stock units is based on the closing price of our common stock as reported on The NASDAQ Global Market on the date of grant.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 1 of the notes to the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,		Increase/
	2020	2019	(Decrease)
	(in thousands)
Collaboration revenue	$31,434	$10,680	$20,754
Research and development expenses	125,623	87,770	37,853
General and administrative expenses	33,896	23,637	10,259
Total other income (expense), net	(45,302)	2,578	(47,880)

Revenue.  During the year ended December 31, 2020, we recognized revenue of $31.4 million, under our collaboration agreements with Janssen and Ono. During the year ended December 31, 2019, we recognized revenue of $10.7 million under our collaboration agreements with Ono and Juno.

Research and development expenses.  Research and development expenses were $125.6 million for the year ended December 31, 2020, compared to $87.8 million for the year ended December 31, 2019. The increase in research and development expenses was attributable primarily to the following:

•	$22.4 million increase in employee compensation and benefits expense, including $8.8 million in employee-stock based compensation expense;
•	$7.2 million increase in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020; and
•

$6.6 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses.  General and administrative expenses were $33.9 million for the year ended December 31, 2020, compared to $23.6 million for the year ended December 31, 2019. The increase in general and administrative expenses was attributable primarily to the following:

•	$7.0 million increase in employee compensation and benefits expense, including $4.5 million in employee stock-based compensation expense; and
•	$1.1 million in facility lease expense primarily relating to our future headquarters lease, which commenced in January 2020.

Other income (expense), net.  Other income (expense), net was ($45.3) million and $2.6 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we recorded $47.7 million in other expense attributable to the fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the year ended December 31, 2020 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Other income (expense), net for the year ended December 31, 2019 consisted of interest income earned on cash and cash equivalents, interest income from investments (including the amortization of discounts and premiums), and interest expense relating to the term loan with Silicon Valley Bank.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2020, we had an accumulated deficit of $556.9 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2020	2019
	(in thousands)
Net cash used in operating activities	$(39,229)	$(83,175)
Net cash used in investing activities	(161,076)	(157,453)
Net cash provided by financing activities	282,838	149,928
Net increase (decrease) in cash, cash equivalents and restricted cash	$82,533	$(90,700)

Operating Activities

Cash used in operating activities decreased from $83.2 million for the year ended December 31, 2019 to $39.2 million for the year ended December 31, 2020. During the year ended December 31, 2020, cash used in operating activities of $39.2 million was attributable to a net loss of $173.4 million, substantially offset by cash received and recorded as deferred revenue of $66.0 million for the upfront fee and Equity Premium associated with the Janssen Collaboration, and non-cash charges of $47.7 million associated with the fair value of the stock price appreciation milestones under the Amended MSK License and $30.8 million in stock-based compensation expense. These were partially offset by payments made related to contract assets of $13.3 million.

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

We are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. Additionally, we are eligible to receive (i) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Janssen Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (ii) with respect to each of the second, third and fourth Janssen Cancer Targets, payments of up to $706.0 million in Janssen Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Janssen Milestone Payments are subject to reduction in the event we elect to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. We are further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates that are commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances. No milestone or royalty payments have been received by us as of December 31, 2020.

As a direct result of our entry into the Janssen Agreement, we incurred $13.3 million in sublicense fees to certain of our existing licensors. The $13.3 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of December 31, 2020, all such consideration has been paid.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement with Ono for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (each a Candidate and collectively the Candidates). Under the terms of the Ono Agreement, Ono paid to us an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono pays us annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. Further, under the terms of the Ono Agreement, Ono had agreed to pay us up to an additional $40.0 million, subject to the achievement of a preclinical milestone and the exercise by Ono of its options to obtain exclusive licenses to develop and commercialize the Candidates. Such fees are in addition to the upfront payment and research and development fees.

Pursuant to the Ono Agreement, we and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing Candidate 2 to a pre-defined preclinical milestone. We have granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize Candidate 2 in all territories of the world, with us retaining the right to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement whereby it is eligible to share at least 50% of the profits and losses.

On December 4, 2020, we entered into the Ono Letter Agreement with Ono in connection with the Ono Agreement. Pursuant to the Ono Letter Agreement, Ono delivered to us proprietary antigen binding domains targeting an antigen expressed on certain solid tumors, and nominated such antigen binding domains as the Ono Antigen Binding Domain for incorporation into Collaboration Candidate 2. In connection with such nomination, Ono paid us a milestone fee of $10.0 million in December 2020 for further research and development of Collaboration Candidate 2 under the Ono Agreement, and Ono continues to maintain its option to Collaboration Candidate 2 under the Ono Agreement. In addition, the Ono Letter Agreement terminated further development with respect to Candidate 1.

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 and to the achievement of certain clinical, regulatory and commercial milestones in specified territories, we are eligible to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of December 31, 2020, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions. As of December 31, 2020, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement and the Ono Letter Agreement, we incurred an aggregate of $4.0 million in sublicense consideration to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of December 31, 2020, $2.0 million such consideration has been paid, with the remaining $2.0 million included in accounts payable on our consolidated balance sheet at December 31, 2020.

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

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into the Amended MSK License with MSK. The Amended MSK License amends and restates the Exclusive License Agreement entered into between us and MSK on August 19, 2016, pursuant to which we entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

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

In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of the Company’s common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of the Company’s common stock and the denominator being the ten-trading day trailing average closing price of the Company’s common stock as of the effective date of the Amended MSK License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events. Under the terms of the Amended MSK License, upon a change of control of the Company, in certain circumstances, we may be required to pay a portion of these payments to MSK based on the price of our common stock in connection with such change of control.

As of December 31, 2020, we recorded a liability of $47.7 million associated with the stock price appreciation milestones for the Amended MSK License. To date, no licensed products have achieved the specified clinical milestone, and no stock price appreciation milestones are currently owed to MSK.

Investing Activities

During the years ended December 31, 2020 and 2019, investing activities used cash of $161.1 million and $157.5 million, respectively. During the year ended December 31, 2020 we purchased $277.3 million of investments, which were partially offset by $121.2 million in maturities of investments. During the year ended December 31, 2019, we purchased $248.9 million of investments, offset by $98.8 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $282.8 million for the year ended December 31, 2020, which primarily consisted of $188.8 million of net proceeds from our June 2020 public offering of common stock, $50.0 million of net proceeds from our June 2020 private placement of common stock, and $33.9 million of net proceeds from the issuance of common stock in conjunction with our collaboration agreement with Janssen, which amount represents the fair value of the equity component from Janssen’s common stock purchase in connection with the collaboration agreement.

Financing activities provided cash of $149.9 million for the year ended December 31, 2019, which primarily consisted of $162.4 million of net proceeds from our September 2019 public offering of common stock. These proceeds were partially offset by $15.0 million in repayments on our long-term debt facility.

From our inception through December 31, 2020 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2020, we had aggregate cash and cash equivalents and investments of $482.9 million.

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

Public Offerings of Common Stock

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award.  In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of December 31, 2020, the Company has received aggregate disbursements under the Award in the amount of $4.0 million.

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

Silicon Valley Bank Debt Facility

On July 30, 2014, we entered into an Amended and Restated Loan and Security Agreement (Restated LSA) with Silicon Valley Bank (the Bank), collateralized by substantially all of our assets, excluding certain intellectual property. On July 14, 2017, we entered into an amendment (SVB Loan Amendment) of the Restated LSA with the Bank where the Bank extended an additional term loan to us in the principal amount of $15.0 million (2017 Term Loan), a portion of which was applied to repay in full all amounts previously outstanding under the Restated LSA. On November 13, 2019 we used cash on hand in the amount of $14.2 million to repay in full all outstanding obligations related to the Restated LSA and SVB Loan Amendment. Accordingly, all of our obligations under the Restated LSA and SVB Loan Amendment have been paid and discharged in full, and all security interests and other liens granted by us to the Bank to secure our obligations have been terminated and released.

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

In addition, as of December 31, 2020, we are eligible to issue an aggregate of $6.2 million in securities under a previously filed shelf registration statement (File No. 333-224680), which was declared effective by the SEC in May 2018.

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

We believe our existing cash and cash equivalents and investments as of December 31, 2020 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•

the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to MSK in connection with the stock price appreciation milestones;

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

Contractual Obligations and Commitments

We lease our headquarters office and laboratory space under a non-cancelable operating lease, comprising approximately 72,000 square feet. In addition to rent, the lease is subject to certain fixed amenities fees. The lease is subject to additional variable charges for common area maintenance and other costs. We maintain the right to terminate the lease after October 2025, subject to our delivery to the landlord of twelve months’ prior written notice and an early termination payment of $2.5 million. See Note 8 of the consolidated financial statements for additional detail.

During January 2020, we entered into a new lease agreement for a future headquarters facility (the Premises). The Premises are located in San Diego, California and we intend to move our corporate headquarters to the Premises during the third quarter of 2021. Lease payments commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. We have the option to extend the lease for two successive five-year periods. We also have a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. See Note 8 of the consolidated financial statements for additional detail.

Total undiscounted aggregate future operating lease obligations under all of our operating leases, as of December 31, 2020 are $194.0 million.

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

•

Under a license agreement with Memorial Sloan Kettering Cancer Center, pursuant to which we license certain patents relating to compositions and uses of T cells derived from iPSCs, CARs and genetic modifications using CRISPR, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $12.5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property up to the high-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low- to mid-single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income. Additionally, in the event a licensed product achieves a specified clinical milestone, Memorial Sloan Kettering Cancer Center is then eligible to receive additional milestone payments, where the amount of such payments owed to Memorial Sloan Kettering Cancer Center are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. See Note 2 of the notes to the consolidated financial statements for additional detail related to the stock price appreciation milestone payments.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk primarily related to changes in interest rates. As of December 31, 2020, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of December 31, 2020, the estimated fair value of the stock price appreciation milestones was $47.7 million.

Changes in the price our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our  consolidated financial statements for a related sensitivity analysis.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determination of appropriate accounting of the collaboration and option agreement with Janssen Biotech, Inc.
Description of the matter

As described in Note 2 to the consolidated financial statements, the Company entered into a Collaboration and Option Agreement (the Janssen Agreement) and Stock Purchase Agreement with Janssen Biotech, Inc. during the year ended December 31, 2020. Under the Janssen agreement the Company concluded that Janssen represented a customer as defined by Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company identified its potential performance obligations, including its grant of a license to Janssen to certain intellectual property, its conduct of research and development services (R&D services) and its participation in various joint oversight committees.  In determining the appropriate accounting treatment, the Company concluded the Janssen Agreement represented a single distinct performance obligation due to the highly interdependent and interrelated nature of the licensed technology and the conduct and results of the R&D services. Fulfillment of the performance obligation was determined to occur throughout the term of the contract. After considering the impact of both variable elements and potential milestones, the Company determined that the initial transaction price under the Janssen Agreement equals $66.0 million, which consists of an upfront payment of $50.0 million and a $16 million premium received on the sale of the Company’s common stock.

Given the subjective nature of this judgement and the potential impact on the revenue to be recognized, we identified the evaluation as to whether any promises or services described in the collaboration agreement should be considered as distinct performance obligations in the context of the contract to be a critical audit matter.

How we addressed the matter in our audit

We tested the controls over the appropriateness for the accounting of the collaboration and option agreement, including management review controls over the identification of and accounting for the performance obligations identified in the contract.

To test the conclusion that the various promises under the contract collectively constituted one performance obligation , we read the collaboration and option agreement, discussed the potential performance obligations with management including those performing the research services, and evaluated whether management’s accounting position considered all relevant facts and terms included in the agreement. We further evaluated management’s technical analysis and evaluated management’s conclusions to determine whether they had appropriately considered and applied the guidance and interpretations associated with performance obligations within ASC 606.

Revenue recognition – Revenue recognized over time
Description of the Matter

As more fully described in Note 2 of the financial statements, the Company has concluded that the grant of intellectual property licenses and the delivery of related research and development services under certain of its existing collaboration agreements represent a combined performance obligation for which the Company recognizes collaboration revenues as the research services are transferred over time. Revenue is recognized over the estimated period of time to conduct the research services based on an appropriate measure of progress towards satisfaction of the identified performance obligation. Collaboration revenue is significant to our audit because the revenue recognition assessment process involves inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the financial statements taken as a whole. The subjective assumptions relate to the estimated total costs expected to be incurred and the estimated total full-time employees (FTEs) expected to be utilized under each agreement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition review process including controls over management’s review of the significant assumptions described above. For example, we tested controls over the development of the estimated costs and estimated full-time employees to complete and the review of the estimates by management.

To test revenue recognized we performed audit procedures that included, among other things, testing the assumptions and underlying data used by the Company in its computations and testing the accuracy of the computations. We inspected evidence supporting actual FTEs utilized and the amount of actual costs incurred and assessed whether they were appropriate costs according to the terms of the contract. We performed corroborative inquiries of individuals outside of the finance department to assess the reasonableness of management’s estimates of total estimated costs and total FTEs to understand the progress to date and the estimate of total inputs. In addition, we performed sensitivity analyses, including assessing the reasonableness of the estimated costs to be incurred and estimated FTEs to be utilized as of the reporting date based on current factors.

Fair value of stock price appreciation milestones
Description of the matter

As more fully described in Note 2 to the financial statements, under the terms of the Memorial Sloan Kettering (MSK) Cancer Center License Agreement (the Agreement), MSK is eligible to receive certain milestone payments totaling up to $75.0 million based on the price of the Company’s common stock (the “stock price appreciation milestones”) contingent on a licensed product achieving a specified clinical milestone (the “clinical milestone”). The Company uses a Monte Carlo simulation methodology to estimate the fair value of the milestone payments at the end of each reporting period which models future Company common stock prices based on the current stock price and several key variables. As the stock price appreciation milestones are first contingent upon the achievement of the clinical milestone, the Company also estimates the fair value of the stock price appreciation milestones based on the probability of achieving the clinical milestone. The assessment of the probability of achieving the clinical milestone in turn considers several factors including the successful achievement of technological, manufacturing, and regulatory requirements.

Auditing the Company’s valuation of the stock price appreciation milestones is significant to our audit as the Company uses a complex valuation methodology that incorporates significant assumptions which include the estimated term, estimated volatility of the Company’s common stock price as well as the estimated probability of achieving the clinical milestone. The fair value measurement is highly sensitive to changes in these inputs.

How we addressed the matter in our audit

We tested controls over the risks of material misstatement relating to the valuation of the stock price appreciation milestones. For example, we tested controls over management’s review of the valuation model, the underlying assumptions used in the model and the probability of achieving the clinical milestone.

To test the valuation of the stock price appreciation milestones, our audit procedures included, among others, evaluating the methodology used in the valuation model and testing the significant assumptions.  For example, we assessed the estimated license end date, and we compared the forecasted volatility of the Company’s common stock price to its historical volatility. Further, we evaluated the reasonableness of management’s assumptions over the probability of achieving the clinical milestone by comparing the assumptions within the model to internal communications to management and the Board of Directors and conducting inquiries with those responsible for clinical affairs regarding the progress of the ongoing trial.  We also assessed the completeness and accuracy of the underlying data. In addition, we involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodology used by the Company. We have also evaluated the Company’s financial statement disclosures related to these matters included in Note 2 to the Consolidated Financial Statements.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2009.

San Diego, California

February 24, 2021

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$167,347	$99,814
Accounts receivable	5,515	—
Short-term investments and related maturity receivables	315,569	121,613
Prepaid expenses and other current assets	5,892	5,662
Total current assets	494,323	227,089
Long-term investments	—	39,440
Property and equipment, net	32,308	11,419
Operating lease right-of-use assets	67,084	22,752
Restricted cash	15,227	227
Collaboration contract assets	13,506	1,338
Other assets	9	9
Total assets	$622,457	$302,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,283	$5,822
Accrued expenses	15,564	14,697
CIRM award liability, current portion	3,200	2,808
Deferred revenue, current portion	21,144	2,787
Operating lease liabilities, current portion	3,355	1,692
Stock price appreciation milestones, current portion	36,018	—
Total current liabilities	85,564	27,806
Deferred revenue, net of current portion	46,021	3,775
CIRM award liability, net of current portion	800	702
Operating lease liabilities, net of current portion	93,943	25,235
Stock price appreciation milestones, net of current portion	11,684	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2020 and December 31, 2019; Class A Convertible Preferred shares issued and outstanding—2,794,549 at December 31, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at December 31, 2020 and December 31, 2019; issued and outstanding—87,722,237 at December 31, 2020 and 75,730,260 at December 31, 2019	88	76
Additional paid-in capital	941,216	628,200
Accumulated other comprehensive gain	70	22
Accumulated deficit	(556,932)	(383,545)
Total stockholders’ equity	384,445	244,756
Total liabilities and stockholders’ equity	$622,457	$302,274

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019	2018
Collaboration revenue	$31,434	$10,680	$4,740
Operating expenses:
Research and development	125,623	87,770	56,024
General and administrative	33,896	23,637	15,808
Total operating expenses	159,519	111,407	71,832
Loss from operations	(128,085)	(100,727)	(67,092)
Other income (expense):
Interest income	2,400	4,330	2,190
Interest expense	—	(1,752)	(1,696)
Change in fair value of stock price appreciation milestones	(47,702)	—	—
Total other income (expense), net	(45,302)	2,578	494
Net loss	$(173,387)	$(98,149)	$(66,598)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net	48	24	1
Comprehensive loss	$(173,339)	$(98,125)	$(66,597)
Net loss per common share, basic and diluted	$(2.10)	$(1.44)	$(1.19)
Weighted–average common shares used to compute basic and diluted net loss per share	82,385,319	68,190,741	56,195,650

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2017	2,819,549	$3	52,648,601	$53	$295,934	$(3)	$(218,798)	$77,189
Exercise of stock options, net of issuance costs	—	—	694,830	1	2,692	—	—	2,693
Stock–based compensation	—	—	—	—	6,293	—	—	6,293
Public offering of common stock, net of offering costs	—	—	10,648,149	11	134,780	—	—	134,791
Issuance of common stock upon cashless warrant exercise	—	—	102,101	—	—	—	—	—
Issuance of common stock for license agreements	—	—	600,000	—	6,100	—	—	6,100
Unrealized gain on investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(66,598)	(66,598)
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	787,434	1	2,595	—	—	2,596
Issuance of common stock upon vesting of restricted stock units	—	—	172,625	—	—	—	—	—
Stock–based compensation	—	—	—	—	17,410	—	—	17,410
Public offering of common stock, net of offering costs	—	—	9,890,000	10	162,396	—	—	162,406
Issuance of common stock upon cashless warrant exercise	—	—	61,520	—	—	—	—	—
Conversion of preferred shares to common stock	(25,000)	—	125,000	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(98,149)	(98,149)
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	1,419,117	1	9,581	—	—	9,582
Issuance of common stock upon vesting of restricted stock units	—	—	85,000	—	—	—	—	—
Stock–based compensation	—	—	—	—	30,753	—	—	30,753
Public offering of common stock, net of offering costs	—	—	7,108,796	7	188,777	—	—	188,784
Private placement of common stock, net of issuance costs			1,766,160	2	49,973	—	—	49,975
Issuance of stock to collaboration partner, net of issuance costs	—	—	1,612,904	2	33,932	—	—	33,934
Unrealized gain on investments	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(173,387)	(173,387)
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(173,387)	$(98,149)	$(66,598)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,087	2,193	1,204
Stock–based compensation	30,753	17,410	6,293
Amortization of debt discounts and debt issuance costs	—	115	76
Accretion and amortization of premiums and discounts on investments, net	1,676	(478)	(335)
Amortization of collaboration contract asset	3,110	620	42
Noncash interest expense	—	—	373
Deferred rent	—	—	192
Deferred revenue	60,603	(8,526)	12,259
Issuance of common stock for license agreement	—	—	6,100
Change in fair value of stock price appreciation milestones	47,702	—	—
Changes in assets and liabilities:
Accounts receivable	(5,515)	500	(500)
Prepaid expenses and other assets	(13,582)	(1,911)	(2,010)
Accounts payable and accrued expenses	(1,554)	4,277	4,254
Right-of-use assets and lease liabilities, net	7,878	774	—
Net cash used in operating activities	(39,229)	(83,175)	(38,650)
Investing activities
Purchases of property and equipment	(4,932)	(7,395)	(2,303)
Purchases of investments	(277,344)	(248,858)	(55,660)
Maturities of investments	121,200	98,800	57,500
Net cash used in investing activities	(161,076)	(157,453)	(463)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	9,655	2,522	2,693
Proceeds from public offering of common stock, net of issuance costs	188,784	162,406	134,577
Proceeds from private placement of common stock, net of issuance costs	49,975	—	—
Proceeds from sale of common stock to collaboration partner, net of issuance costs	33,934	—	—
Proceeds from CIRM award	490	—	3,510
Principal repayments of long–term debt	—	(15,000)	—
Net cash provided by financing activities	282,838	149,928	140,780
Net change in cash, cash equivalents and restricted cash	82,533	(90,700)	101,667
Cash, cash equivalents and restricted cash at beginning of the period	100,041	190,741	89,074
Cash, cash equivalents and restricted cash at end of the period	$182,574	$100,041	$190,741
Supplemental disclosure of cash flow information
Interest paid	$—	$2,291	$1,242
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,486	$602	$37
Right-of-use assets obtained in exchange for lease obligations	$49,287	$13	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for patients with cancer, including off-the-shelf natural killer (NK) and T-cell product candidates derived from clonal master engineered induced pluripotent stem cell (iPSC) lines.

As of December 31, 2020, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In June 2020, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 7.1 million shares of its common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the offering were $201.3 million, and after giving effect to $12.5 million of costs related to the offering, net proceeds were $188.8 million.

In September 2019, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 9.9 million shares of its common stock at a price of $17.50 per share under a shelf registration statement. Gross proceeds from the offering were $173.1 million, and, after giving effect to $10.7 million of costs related to the offering, net proceeds were $162.4 million.

In September 2018, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 10.6 million shares of its common stock at a price of $13.50 per share under a shelf registration statement. Gross proceeds from the offering were $143.8 million, and, after giving effect to $8.9 million of costs related to the offering, net proceeds were $134.9 million.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to its stock appreciation milestone obligations, contracts containing leases, accrued expenses and the estimated total costs expected to be incurred under the Company’s collaboration agreements. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the year ended December 31, 2020. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, stock price appreciation milestones, accounts payable, and accrued liabilities. The carrying amounts of accounts receivable, accounts payable and accrued liabilities are considered to be representative of their respective fair values because of the relatively short-term nature of those instruments. Based on the borrowing rates available to the Company for loans with similar terms, which is considered a Level 2 as described below, the Company believes that the fair value of long-term debt approximates its carrying value during the periods when debt was outstanding.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$167,347	$99,814	$190,514
Restricted cash	15,227	227	227
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$182,574	$100,041	$190,741

In January 2020, the Company entered into a lease for a facility in San Diego that it intends to use as its new corporate headquarters. In lieu of a security deposit, Silicon Valley Bank issued a $15.0 million letter of credit on the Company’s behalf, which letter of credit is secured by a deposit of equal amount. For the years ended December 31, 2020, 2019 and 2018, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit in the amounts of $15.2 million, $0.2 million, and $0.2 million, respectively, associated with the Company’s facilities leases.

Investments

Investments are accounted for as available-for-sale securities and are carried at fair value on the consolidated balance sheets. Upon initial recognition of the investment and at each reporting period, the Company evaluates whether any unrealized losses on investments are attributable to a credit loss or other factors. Any unrealized losses attributable to credit loss are recorded through an allowance for credit losses, limited to the amount by which the fair value is below amortized cost, with the offsetting amount recorded in other income or expense in the consolidated statement of operations and comprehensive loss. Unrealized losses not attributable to an expected credit loss and unrealized gains on investments are recorded in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on investments classified as available-for-sale securities are included in other income or expense.

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

Leases

The Company determines if a contract contains a lease at the inception of the contract. The Company currently has leases related to its facilities leased for office and laboratory space, which are classified as operating leases. These leases result in operating right-of-use (ROU) assets, current operating lease liabilities, and non-current operating lease liabilities in the Company’s consolidated balance sheets. The Company does not have any financing leases. Leases with a term of 12 months or less are considered short-term and ROU assets and lease obligations are not recognized. Payments associated with short-term leases are expensed on a straight-line basis over the lease term.

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

Stock Price Appreciation Milestones

The Company estimates the fair value of the stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center, using a Monte Carlo simulation model, which relies on the Company’s current stock price as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. The Company accounts for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market at each reporting date. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the probability of achieving a specified clinical milestone, the expected volatility of the Company’s common stock, the risk-free interest rate, and the estimated term, which is based in part on the last valid patent claim date. The Company remeasures the fair value of the stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as non-operating income or expense on the consolidated statements of operations and comprehensive loss.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Dilutive common stock equivalents comprise convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Potentially dilutive securities are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2020	2019	2018
Warrants for common stock	—	—	85,094
Common stock options	10,432,822	9,327,742	6,980,581
Restricted stock units	1,401,732	520,000	188,625
Series A convertible preferred stock (if converted)	13,972,745	13,972,745	14,097,745
Total	25,807,299	23,820,487	21,352,045

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted the standard effective January 1, 2020 using the modified retrospective approach. Due to the nature of the Company’s investment portfolio, the adoption of the guidance did not have a material effect on the Company’s consolidated financial statements and no allowance was recorded for expected credit losses.

Recently Issues Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting 74 for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company plans to adopt ASU 2020-06 effective January 1, 2022 and is currently evaluating the effect ASU 2020-06 will have on its consolidated financial statements and related disclosures.

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

In addition, under the Stock Purchase Agreement, the Company had the right to require JJDC purchase an aggregate of $50.0 million in shares of the Company’s common stock in a private placement at the same price per share as that paid by investors in a public offering. In June 2020, in connection with the Company’s June 2020 public offering, the Company exercised this right and JJDC purchased in a private placement 1.8 million shares of the Company’s common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million.

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

The Company applied ASC 808, Collaborative Arrangements (ASC 808) and determined the Janssen Agreement is applicable to such guidance. The Company concluded that Janssen represented a customer and applied relevant guidance from ASC 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Janssen Agreement. In accordance with this guidance, the Company identified its potential performance obligations, including its grant of a license to Janssen to certain of its intellectual property subject to certain conditions, its conduct of research and development services, and its participation in various joint oversight committees. The Company determined that its grant of a license to Janssen to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research and development services. Accordingly, the Company determined that its grant of a license to Janssen and its conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, the Company determined that participation in the various joint oversight committees did not constitute a performance obligation as the Company’s participation in the various joint oversight committees does not transfer a service.

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

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $13.3 million in sublicense fees to certain of its existing licensors. The $13.3 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the year ended December 31, 2020, the Company recognized $1.3 million of such expense. As of December 31, 2020, the Janssen Agreement contract asset balance was $12.0 million.

The Company recognized revenue of $16.8 million under the Janssen Agreement for the year ended December 31, 2020. Such revenue comprised $10.3 million associated with research and development services and $6.5 million associated with the upfront fee and Equity Premium for the year ended December 31, 2020. As of December 31, 2020, aggregate deferred revenue related to the Janssen Agreement was $59.5 million, of which $16.3 million is classified as current.

As of December 31, 2020, the Company has received $4.8 million in cash in aggregate research and development fees from Janssen. As of December 31, 2020, the Company’s entire accounts receivable balance comprised amounts owed from Janssen.

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

On December 4, 2020, the Company and Ono entered into a letter agreement (the Ono Letter Agreement) in connection with the Ono Agreement. Pursuant to the Ono Letter Agreement, Ono delivered to the Company proprietary antigen binding domains targeting an antigen expressed on certain solid tumors and nominated such antigen binding domains as the Ono Antigen Binding Domain for incorporation into Collaboration Candidate 2. In connection with such nomination and pursuant to the original agreement, in December 2020, Ono paid the Company a milestone fee of $10.0 million for further research and development of Collaboration Candidate 2 and Ono maintains its option to this candidate.  In addition, in connection with the Ono Letter Agreement, Fate and Ono agreed to the termination of the Ono Agreement with respect to Collaboration Candidate 1. Fate retains all rights, in its sole discretion, to research, develop and commercialize Collaboration Candidate 1 throughout the world without any obligation to Ono.

Pursuant to the Ono Agreement, the Company and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing Candidate 2 to a pre-defined preclinical milestone. The Company has granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize Candidate 2 in all territories of the world, with the Company retaining the right to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement whereby it is eligible to share at least 50% of the profits and losses (the Option).

The Option will expire upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for the Candidate and (c) the date that is the later of (i) four years after the Effective Date and (ii) completion of all applicable activities contemplated under the joint development plan (the Option Period). The Company has maintained worldwide rights of manufacture for Candidate 2.

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

Further, under the terms of the Ono Agreement, Ono has agreed to pay the Company up to an additional $20.0 million, subject to the exercise by Ono of the Option (Option Exercise Fees) during the Option Period for Candidate 2. Such fees are in addition to the upfront payment research and development fees, and the previously paid $10.0 milestone associated with the Ono Letter Agreement.

Subject to Ono’s exercise of the Option and to the achievement of certain clinical, regulatory and commercial milestones (Milestones) with respect to the Candidate in specified territories, the Company is entitled to receive an aggregate of up to $885.0 million in additional milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize Candidate 2 as described above. The Company is also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions.

No milestone payments specific to Candidate 1 are payable under the Ono Agreement, given the termination of such candidate under the agreement.

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

The Company applied ASC 808 to the Ono Agreement and Ono Letter Agreement and determined that the agreements are applicable to such guidance. The Company concluded that Ono represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the Ono Agreement and the Ono Letter Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years. The termination of Candidate 1 under the Ono Agreement did not impact this assessment.

The Company also assessed, in connection with the upfront, non-refundable and non-creditable payment of $10.0 million received in September 2018 and the $5.0 million prepayment of the first-year research and development fees in October 2018 and concluded that there was not a significant financing component to the Ono Agreement.

The Company also assessed the effects of any variable elements under the Ono Agreement. Such assessment evaluated, among other things, the likelihood of receiving (i) preclinical milestone and option fees, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of either product Candidate. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there was not a significant variable element included in the transaction price. Accordingly, the Company has not assigned a transaction price to any Ono Option Milestone, Ono Milestones or Ono Option Exercise Fees, other than the $10.0 million milestone triggered as part of the Ono Letter Agreement in December 2020, given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Ono Royalties.

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

In accordance with ASC 606, the Company concluded that the $10.0 million milestone payment associated with the Ono Letter Agreement represented an increase in the initial transaction price under the Ono Agreement in the form of the receipt of variable consideration that was previously constrained. The milestone payment of $10.0 million was recorded to deferred revenue for the proportional percentage of remaining costs to be incurred under the Ono Agreement as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services and is being recognized as revenue over the expected term in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations. The Company recognized revenue associated with the milestone payment for the proportional percentage of actual costs incurred under the Ono Agreement as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services.

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $4.0 million in sublicense consideration to existing licensors of the Company. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the years ended December 31, 2020 and 2019, the Company recognized $1.8 million and $0.6 million, respectively, of such expense. As of December 31, 2020, the Ono Agreement contract asset had a balance of $1.5 million.

The Company recognized revenue of $14.6 million, $9.3 million, and $0.6 million under the Ono Agreement and Ono Letter Agreement during the years ended December 31, 2020, 2019 and 2018, respectively. Such revenue comprised $6.1 million associated with the Ono Letter Agreement milestone earned in December 2020, $5.7 million associated with research services and $2.8 million associated with the upfront payment during the year ended December 31, 2020. Such revenue comprised $6.2 million associated with research services and $3.1 million associated with the upfront payment during the year ended December 31, 2019, and $0.4 million associated with research services and $0.2 million associated with the upfront payment during the year ended December 31, 2018. As of December 31, 2020, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $7.7 million, of which $4.8 million is classified as current.

As of December 31, 2020, the Company has received $12.3 million in cash of aggregate research and development fees from Ono.

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

No revenue was recognized under the Juno Agreement during the year ended December 31. 2020. Total revenue recognized under the Juno Agreement during the year ended December 31, 2019 was $1.4 million, which comprised $0.7 million associated with the upfront fee and equity premium, and $0.7 million associated with research services. Total revenue recognized under the Juno Agreement for the year ended December 31, 2018 was $4.1 million, which comprised $2.1 million associated with the upfront fee and the equity premium and $2.0 million associated with research services.

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

The Company is obligated to pay to MSK an annual license maintenance fee during the term of the agreement, and milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products

In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of the Company’s common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of the Company’s common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of the Company’s common stock and the denominator being the ten-trading day trailing average closing price of the Company’s common stock as of the effective date of the Amended MSK License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events. Under the terms of the Amended MSK License, upon a change of control of the Company, in certain circumstances, the Company may be required to pay a portion of these payments to MSK based on the price of the Company’s common stock in connection with such change of control.

The following table summarizes the common stock multiples and the stock price appreciation milestone payments, none of which have been triggered as of December 31, 2020:

Common stock multiple	5.0x	10.0x	15.0x
Ten-trading day trailing average common stock price	$50.18	$100.36	$150.54
Stock price appreciation milestone payment (in millions)	$20.0	$30.0	$25.0

To determine the estimated fair value of the stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of December 31, 2020:

Year Ended December 31,
2020
Risk-free interest rate	1.5%
Expected volatility	78.1%
Estimated term (in years)	18.0
Closing stock price as of measurement date	$90.93

The key inputs to the Monte Carlo simulation to determine the fair value of the stock price appreciation milestones include the Company’s stock price as of the measurement date; the estimated term which is based in part on the last valid patent claim date; the expected volatility of the Company’s common stock, estimated using the Company’s historical common stock volatility as of the remeasurement date; and the risk-free rate based on the U.S. Treasury yield for the estimated term determined. Fair value measurements are highly sensitive to changes in these inputs and significant changes could result in a significantly higher or lower fair value and resulting expense or gain.

As the stock price appreciation milestones are first contingent upon the achievement of a specified clinical milestone, the Company estimates the fair value of the stock price appreciation milestones based on the probability of achieving the clinical milestone. This assessment is based on several factors including the successful achievement of technological, manufacturing, and regulatory requirements.

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the year ended December 31, 2020, the Company recorded $47.7 million of expense associated with the change in fair value of the stock price appreciation milestones. As of December 31, 2020, the Company recorded a liability of $47.7 million associated with the stock price appreciation milestones for the Amended MSK License.

To date, no licensed products have achieved the specified clinical milestone, and no stock price appreciation milestone payments are currently owed to MSK.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of December 31, 2020, the Company has received all disbursements available under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to eighteen months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2020 and 2019 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$39,736	$—	$31	$39,767
Non-U.S. government securities	1 or less	5,054	—	2	$5,056
Municipal securities	1 or less	3,082	(1)	—	$3,081
Corporate debt securities	1 or less	159,947	(68)	124	$160,003
Commercial paper	1 or less	107,680	(18)	—	$107,662
Total short-term investments		$315,499	$(87)	$157	$315,569

December 31, 2019
Classified as current assets:
U.S. Treasury debt securities	1 or less	$50,445	$(4)	$16	$50,457
Corporate debt securities	1 or less	71,171	(24)	9	71,156
Total short-term investments		$121,616	$(28)	$25	$121,613
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,841	$—	$5	$9,846
Corporate debt securities	Greater than 1	29,572	(1)	23	29,594
Total long-term investments		$39,413	$(1)	$28	$39,440

As of December 31, 2020 and 2019, the Company had $1.5 million and $1.0 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

5. Fair Value Measurements

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Financial assets:
Money market funds	$167,347	$167,347	$—	$—
U.S. Treasury debt securities	39,767	39,767	—	—
Non-U.S. government securities	5,056	—	5,056	—
Municipal securities	3,081	—	3,081	—
Corporate debt securities	160,003	—	160,003	—
Commercial paper	107,662	—	107,662	—
Total assets measured at fair value on a recurring basis	$482,916	$207,114	$275,802	$—

Financial liabilities:
Stock price appreciation milestones	$47,702	$—	$—	$47,702
Total financial liabilities measured at fair value on a recurring basis	$47,702	$—	$—	$47,702

As of December 31, 2019:
Financial assets:
Money market funds	$84,814	$84,814	$—	$—
U.S. Treasury debt securities	60,303	60,303	—	—
Corporate debt securities	100,750	—	100,750	—
Total financial assets measured at fair value on a recurring basis	$245,867	$145,117	$100,750	$—

Level 1 assets consisted of money market funds and U.S. Treasury securities measured at fair value based on quoted prices in active markets as provided by the Company’s investment managers.

Level 2 assets consisted of corporate debt securities, commercial paper, municipal securities, and non-U.S. government securities measured at fair value using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company's investment portfolio balance against the fair values of the Company's investment portfolio balance obtained from an independent source.

There were no Level 3 assets held by the Company as of December 31, 2020.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSK License as described in detail in Note 2. To determine the estimated fair value of the stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on several key variables. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the expected volatility of the Company’s common stock and estimated term, which is based in part on the last valid patent claim date. Fair value measurements are highly sensitive to changes in these inputs and significant changes could result in a significantly higher or lower fair value and resulting expense or gain. Further, as the stock price appreciation milestones are first contingent upon the achievement of a specified clinical milestone, the Company also estimates the fair value of the stock price appreciation milestones based on the probability of achieving the clinical milestone. This assessment is based on several factors including the successful achievement of technological, manufacturing, and regulatory requirements.

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2020 from $90.93 to $100.02 per share would have increased the expense recorded during 2020 by $2.4 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at December 31, 2020 from $90.93 to $81.84 per share would have decreased the expense recorded during 2020 by $2.6 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2019	$—
Changes in fair value of stock price appreciation milestones liability	47,702
Balance at December 31, 2020	$47,702

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$803	$899
Computer and office equipment	656	917
Software	257	103
Leasehold improvements—building	2,701	2,465
Scientific equipment	20,794	15,355
Construction-in-process	18,192	198
Total property and equipment, gross	43,403	19,937
Less accumulated depreciation and amortization	(11,095)	(8,518)
Total property and equipment, net	$32,308	$11,419

Depreciation expense related to property and equipment was $3.1 million, $2.2 million, and $1.2 million, for the years ended December 31, 2020, 2019, and 2018, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2020, 2019, and 2018.

7. Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and other employee benefits	$4,815	$5,329
Accrued clinical trial related costs	5,244	5,976
Accrued other	5,505	3,392
Total current accrued expenses	$15,564	$14,697

Long-Term Debt

Silicon Valley Bank Debt Facilities

In 2009, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which was collateralized by substantially all of the Company’s assets excluding certain intellectual property. This Loan and Security Agreement was subsequently amended in 2014 and 2017. In November 2019, the Company repaid in full all outstanding obligations under the Loan and Security Agreement, as amended. The Company used cash on hand in the amount of $14.2 million for the repayment of such obligations, including the repayment of $13.0 million in principal and $1.2 million associated with the final fee and outstanding interest.

For the years ended December 31, 2019 and 2018, the Company recorded $1.8 million and $1.7 million respectively, in aggregate interest expense related to the Loan and Security Agreement.

8. Leases

The Company has lease agreements for office, laboratory and manufacturing spaces that are classified as operating leases on the consolidated balance sheets. These leases have terms varying from one to approximately sixteen years, with renewal options of up to ten years, as well as early termination options. Extension and termination options are included in the total lease term when the Company is reasonably certain to exercise them. The leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected to combine and account for lease and non-lease components as a single lease component for purposes of determining the total future lease payments.

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing spaces (the Premises), and such lease is accounted for as an operating lease. The Premises are located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021. Lease payments shall commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of December 31, 2020, the Company had utilized $18.2 million associated with the tenant improvements allowance and expects the remainder of the tenant improvements to be utilized within the next six months. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of December 31, 2020, future undiscounted minimum contractual payments under the Company’s operating leases were $194.0 million, which will be paid over a remaining weighted-average lease term of 13.3 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company's incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Straight-line lease expense	$12,076	$3,781
Variable lease expense	2,245	2,330
Total operating lease expense	$14,321	$6,111

Total short-term lease expense associated with short-term leases for the years ended December 31, 2020 and 2019 was $1.2 million and $1.1 million, respectively.

For the year ended December 31, 2018, aggregate contractual rent expense was $2.3 million.

Future undiscounted minimum payments under the Company’s operating leases as of December 31, 2020 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2021	$10,824
2022	12,610
2023	12,988
2024	13,378
2025	13,779
Thereafter	130,447
Total undiscounted lease payments	$194,026
Less: imputed interest	(85,247)
Less: amounts associated with tenant improvement allowance not yet utilized	(11,481)
Total lease liability	$97,298

9. Convertible Preferred Stock and Stockholders’ Equity

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

Description of Securities

Dividends

As of December 31, 2020, the Board of Directors of the Company has not declared any dividends.

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

Inducement Plan

On May 10, 2016, the Company’s board of directors approved the Fate Therapeutics, Inc. Inducement Equity Plan (the Inducement Plan), the purpose of which is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not employed by the Company to accept employment with the Company. Under the Inducement Plan, the Company may grant non-qualified stock options and restricted stock units. A total of 500,000 shares of common stock were initially reserved for issuance under the Inducement Plan. In March 2020, January 2019 and January 2018, an additional 470,822 shares, 200,000 shares and 400,000 shares, respectively, of common stock were reserved for issuance under the Inducement Plan. The shares of common stock underlying any awards from the Inducement Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the Inducement Plan will be added back to the shares of common stock available for issuance under the Inducement Plan.

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

Stock Options and Restricted Stock Unit Awards

Stock Options.  The following table summarizes stock option activity and related information under all equity plans for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2019	9,327,742	$9.67	7.73	$92,567
Granted	2,756,108	29.29
Exercised	(1,419,117)	6.76
Cancelled	(231,911)	15.73
Outstanding at December 31, 2020	10,432,822	$15.11	7.48	$791,000
Options vested and expected to vest at December 31, 2020	10,432,822	$15.11	7.48	$791,000
Options exercisable at December 31, 2020	5,540,840	$9.07	6.51	$453,593

For the year ended December 31, 2020 and 2019, the weighted average grant date fair value of stock options granted per share was equal to $18.87 and $11.52, respectively. For the year ended December 31, 2018, the weighted average grant date fair value of stock options granted to employees and directors was equal to $8.28.

During the years ended December 31, 2020, 2019 and 2018, the total fair value of stock options vested was $21.0 million, $12.4 million and $5.4 million, respectively.

As of December 31, 2020, 2019 and 2018, the unrecognized compensation cost related to outstanding options was $66.1 million, $40.4 million and $15.9 million, respectively, which was expected to be recognized as expense over approximately 2.9 years, 2.9 years and 3.1 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the years ended December 31, 2020, 2019 and 2018, was $59.7 million, $10.7 million, and $5.5 million, respectively. Total cash received upon the exercise of stock options was $9.7 million for the year ended December 31, 2020.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the year ended December 31, 2020:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2019	520,000	$16.41	2.64	$10,176
Granted	1,033,323	22.86
Vested	(85,000)	16.34
Cancelled	(66,591)	21.94
Outstanding at December 31, 2020	1,401,732	$20.91	2.64	$127,459
Restricted stock units expected to vest at December 31, 2020	1,401,732	$20.91	2.64	$127,459

During years ended December 31, 2020, 2019 and 2018, the total fair value of restricted stock units vested was $1.9 million, $2.4 million and $0.3 million, respectively.

As of December 31, 2020, 2019 and 2018, the unrecognized compensation cost related to outstanding restricted stock units was $20.8 million, $6.2 million, and $0.4 million respectively, which was expected to be recognized as expense over approximately 2.9 years, 2.7 years, and 0.8 years respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$18,636	$9,804	$3,654
General and administrative	12,117	7,606	2,639
Total stock-based compensation expense	$30,753	$17,410	$6,293

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

	Years Ended December 31,
	2020	2019	2018
Risk–free interest rate	1.0%	2.4%	2.5%
Expected volatility	77.5%	80.1%	79.3%
Expected term (in years)	5.5	6.1	6.0
Expected dividend yield	0.0%	0.0%	0.0%

Risk-free interest rate.  The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield.  The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility.  During the year ended December 31, 2020, the Company based the expected volatility on the historical volatility of its common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options, as the Company determined there was sufficient operating history and company-specific historical volatility to estimate the expected volatility. During the years ended December 31, 2019 and 2018, the expected volatility assumption was based on historical volatilities of a peer group of similar companies whose share prices were publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term.  The expected term represents the period of time that options are expected to be outstanding. During the year ended December 31, 2020, the Company estimated the expected term using historical experience and anticipated future exercise behavior. During the years ended December 31, 2019 and 2018, due to limited historical exercise behavior, the Company determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2020	2019
Convertible preferred stock (if converted)	13,972,745	13,972,745
Common stock options	10,432,822	9,327,742
Restricted stock units	1,401,732	520,000
Awards available under the 2013 Plan	2,618,516	2,880,235
Awards available under the Inducement Plan	550,000	279,178
Employee stock purchase plan	729,000	729,000
Total	29,704,815	27,708,900

10. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2020	2019	2018
Tax computed at federal statutory rate	$(36,411)	$(20,611)	$(13,985)
State tax, net of federal tax benefit	(1,296)	(2,088)	(1,620)
Permanent differences	(165)	175	22
Stock compensation	(6,073)	359	(307)
R&D tax credits	(7,177)	(7,285)	(3,301)
Reserve for uncertain tax positions	1,555	2,163	1,160
Other	70	77	304
Valuation allowance	49,497	27,210	17,727
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Section 59e amortization	$48,195	$32,781
Net operating losses	41,213	37,563
R&D tax credits	23,488	16,391
Intangible asset amortization	2,615	1,650
Deferred revenue	11,915	2,115
Stock compensation	4,307	2,346
Lease liability	20,433	5,655
Other	10,208	846
Total deferred tax assets	162,374	99,347
Deferred tax liabilities:
Depreciation	(4,220)	—
Right-of-use assets	(14,088)	(4,778)
Total deferred tax liabilities	(18,308)	(4,778)
Net of deferred tax assets and liabilities	144,066	94,569
Valuation allowance	(144,066)	(94,569)
Net deferred tax assets	$—	$—

A valuation allowance of $144.1 million and $94.6 million at December 31, 2020 and 2019, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2020, the Company had federal and California net operating loss (NOL) carryforwards of $186.4 million and $188.0 million, respectively, which may be available to offset future taxable income. Of the federal NOLs, $67.0 million are indefinite lived and are limited to offsetting eighty-percent of taxable income within a fiscal year. The remaining federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2020, the Company had federal and California research and development (R&D) credit carryforwards of $18.0 million and $12.9 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company had previously completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2020 and concluded there were no ownership changes subsequent to December 31, 2015. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States and California and has historically filed income tax returns in Canada. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and California tax authorities for years beginning in 2017 and 2016, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2020	2019	2018
Beginning unrecognized tax benefits	$16,822	$13,547	$11,800
Increase related to current year tax positions	1,837	3,196	1,798
Increase related to prior year tax positions	1,120	79	148
Decrease related to prior year tax positions	—	—	(199)
Ending unrecognized tax benefits	$19,779	$16,822	$13,547

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2020 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2020 would reduce the effective tax rate if recognized. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

11. Employee Benefits

Effective January 1, 2009, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. No matching contributions have been made by the Company as of December 31, 2020 since the adoption of the 401(k) plan.

12. Commitments and Contingencies

License Agreements

The Company has entered into exclusive license agreements with certain academic institutions and universities pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement, as consideration for an exclusive license to the intellectual property, the Company paid a license fee, reimbursed the institution for historical patent costs and, in certain instances, issued the institution shares of restricted common stock. Additionally, under each agreement, the institution is generally eligible to receive future consideration including, but not limited to, annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of $0.4 million. See Note 2 of the notes to the consolidated financial statements for additional information on certain licenses.

13. Subsequent Events

In January 2021, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased an aggregate of 5.1 million shares of the Company’s common stock at a price of $85.50 per share under a shelf registration statement. In addition, the Company issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock (Pre-Funded Warrants). The purchase price for the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant.

The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

Gross proceeds from the offering were $460.0 million. Net proceeds from the offering, after giving effect to underwriting discounts and commissions and estimated expenses related to the offering, are estimated to be approximately $432.1 million.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their attestation report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Enhancements were made to our existing internal controls over financial reporting, effective during the year ended December 31, 2020, due to the adoption and implementation of the new credit loss reporting requirements under ASU 2016-13. Further, due to the achievement of certain technological, manufacturing and regulatory operating milestones, we have enhanced our existing internal controls over financial reporting associated with the fair value assessment of the stock price appreciation milestones for the Amended MSK License.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Fate Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fate Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2020 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16.  Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	—	—	—	Filed herewith

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Warrant to Purchase Stock issued to Silicon Valley Bank on January 5, 2009	S-1	333-190608	4.2	August 13, 2013

4.3	First Amendment to Warrant to Purchase Stock dated January 5, 2009 by and between the Registrant and SVB Financial Group, dated August 25, 2011	S-1	333-190608	4.3	August 13, 2013

4.4	Warrant to Purchase Stock issued to Silicon Valley Bank on August 25, 2011	S-1	333-190608	4.4	August 13, 2013

4.5	Description of Securities	—	—	—	Filed herewith

4.6	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013

10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	—	—	—	Filed herewith

10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013

10.5#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.7#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith

10.8#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	—	—	—	Filed herewith

10.9#	Forms of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	—	—	—	Filed herewith

10.10#	Forms of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	—	—	—	Filed herewith

10.11†	Exclusive License Agreement by and between the Registrant and Children's Medical Center Corporation, dated May 13, 2009	S-1	333-190608	10.9	August 13, 2013

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.12	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.13	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.14	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.15	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.16	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.17	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.18	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013

10.19†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	—	—	—	Filed herewith

10.20†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	—	—	—	Filed herewith

10.21†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	—	—	—	Filed herewith

10.22†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 24, 2010	—	—	—	Filed herewith

10.23	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016

10.24	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016

10.25	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016

10.26	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016

10.27#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

10.28#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

10.29	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.30	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.31†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.32†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.33#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	10-K	001-36076	10.38	March 5, 2019

10.34†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

10.35†	Collaboration and Option Agreement by and between the Registrant and Janssen Biotech, Inc., dated April 2, 2020	10-Q	001-36076	10.1	August 5, 2020

10.36†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated April 2, 2020	10-Q	001-36076	10.2	August 5, 2020

10.37†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated June 8, 2020	10-Q	001-36076	10.3	August 5, 2020

10.38#	Offer Letter by and between the Registrant and Edward Dulac III, dated May 20, 2020	8-K	001-36076	10.1	August 19, 2020

10.39†	Letter Agreement, dated December 4, 2020, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	—	—	—	Filed herewith

10.40†	Patent License Agreement by and between the Registrant and Max-Delbrück-Centrum für Molekulare Medizin in der Helmholtz-Gemeinschaft, dated August 30, 2019	—	—	—	Filed herewith

14.1	Amended Code of Business Conduct and Ethics	10-K	001-36076	14.1	March 5, 2019

21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	March 5, 2019

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

†	Certain provisions of this Exhibit have been omitted as confidential information.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: February 24, 2021	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: February 24, 2021	By:	/s/ Edward J. Dulac III Edward J. Dulac III Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of J. Scott Wolchko and Edward J. Dulac III as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	February 24, 2021
J. Scott Wolchko	(Principal Executive Officer)

/s/ Edward J. Dulac III	Chief Financial Officer	February 24, 2021
Edward J. Dulac III	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	February 24, 2021
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	February 24, 2021
John D. Mendlein, Ph.D., J.D.

/s/ Shefali Agarwal	Director	February 24, 2021
Shefali Agarwal, M.D.

/s/ Timothy P. Coughlin	Director	February 24, 2021
Timothy P. Coughlin

/s/ Robert S. Epstein	Director	February 24, 2021
Robert S. Epstein

/s/ Robert Hershberg	Director	February 24, 2021
Robert Hershberg, M.D., Ph.D.

/s/ Karin Jooss	Director	February 24, 2021
Karin Jooss, Ph.D.

/s/ Michael Lee	Director	February 24, 2021
Michael Lee