Form 10-Q
period 2021-03-31
FATE THERAPEUTICS INC
filed 2021-05-05
CIK 1434316

I think

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, 94,035,763 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,413	$167,347
Accounts receivable	6,945	5,515
Short-term investments and related maturity receivables	683,722	315,569
Prepaid expenses and other current assets	7,236	5,892
Total current assets	804,316	494,323
Long-term investments	98,284	—
Property and equipment, net	47,950	32,308
Operating lease right-of-use assets	67,295	67,084
Restricted cash	15,227	15,227
Collaboration contract assets	12,883	13,506
Other assets	9	9
Total assets	$1,045,964	$622,457

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,998	$6,283
Accrued expenses	20,931	15,564
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	21,033	21,144
Operating lease liabilities, current portion	4,412	3,355
Stock price appreciation milestones, current portion	36,003	36,018
Total current liabilities	94,577	85,564
Deferred revenue, net of current portion	43,025	46,021
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	106,512	93,943
Stock price appreciation milestones, net of current portion	10,955	11,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2021 and December 31, 2020; Class A Convertible Preferred shares issued and outstanding—2,794,549 at March 31, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value; authorized shares—150,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding—93,888,679 at March 31, 2021 and 87,722,237 at December 31, 2020	94	88
Additional paid-in capital	1,392,279	941,216
Accumulated other comprehensive gain (loss)	(260)	70
Accumulated deficit	(602,021)	(556,932)
Total stockholders’ equity	790,095	384,445
Total liabilities and stockholders’ equity	$1,045,964	$622,457

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Collaboration revenue	$11,142	$2,515
Operating expenses:
Research and development	44,852	29,278
General and administrative	12,500	7,729
Total operating expenses	57,352	37,007
Loss from operations	(46,210)	(34,492)
Other income:
Interest income	377	972
Change in fair value of stock price appreciation milestones	744	—
Total other income, net	1,121	972
Net loss	$(45,089)	$(33,520)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(330)	120
Comprehensive loss	$(45,419)	$(33,400)
Net loss per common share, basic and diluted	$(0.48)	$(0.44)
Weighted-average common shares used to compute basic and diluted net loss per share	93,431,877	75,886,964

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Operating activities
Net loss	$(45,089)	$(33,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	959	705
Stock-based compensation	12,976	6,913
Accretion and amortization of premiums and discounts on investments, net	1,140	271
Amortization of collaboration contract assets	623	168
Deferred revenue	(3,107)	(515)
Change in fair value of stock price appreciation milestones	(744)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,430)	—
Prepaid expenses and other assets	(1,301)	636
Accounts payable and accrued expenses	6,944	(3,316)
Right-of-use assets and lease liabilities, net	1,933	1,985
Net cash used in operating activities	(27,096)	(26,673)
Investing activities
Purchases of property and equipment	(3,981)	(1,070)
Purchases of investments	(529,907)	—
Maturities of investments	62,000	24,844
Net cash provided by (used in) investing activities	(471,888)	23,774
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	5,605	1,011
Proceeds from public offering of common stock and issuance of pre-funded warrants, net of issuance costs	432,445	—
Proceeds from CIRM award	—	440
Net cash provided by financing activities	438,050	1,451
Net change in cash, cash equivalents and restricted cash	(60,934)	(1,448)
Cash, cash equivalents and restricted cash at beginning of the period	182,574	100,041
Cash, cash equivalents and restricted cash at end of the period	$121,640	$98,593
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$2,624	$343
Right-of use assets obtained in exchange for lease obligations	$1,444	$47,808

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

As of March 31, 2021, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In January 2021, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 5.1 million shares of the Company’s common stock at a price of $85.50 per share under a shelf registration statement. In addition, the Company issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock (Pre-Funded Warrants). The purchase price of the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. See Note 8 for additional detail. Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $460.0 million, and after giving effect to $27.6 million of costs related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $432.4 million.

In June 2020, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 7.1 million shares of the Company’s common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the public offering were $201.3 million, and, after giving effect to $12.5 million of costs related to the public offering, net proceeds were $188.8 million.

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

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements relate to its stock price appreciation milestone obligations, contracts containing leases, accrued expenses, stock-based compensation, and the estimated total costs expected to be incurred under the Company’s collaboration agreements. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the three months ended March 31, 2021. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$106,413	$83,366
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$121,640	$98,593

In January 2020, the Company entered into a lease for a facility in San Diego that it intends to use as its new corporate headquarters. In lieu of a security deposit, Silicon Valley Bank issued a $15.0 million letter of credit on the Company’s behalf, which letter of credit is secured by a deposit of equal amount. For each of the three months ended March 31, 2021 and 2020, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit of $15.2 million associated with the Company’s facilities leases.

Investments

Investments are accounted for as available-for-sale securities and are carried at fair value on the unaudited condensed consolidated balance sheets. Upon initial recognition of the investment and at each reporting period, the Company evaluates whether any unrealized losses on investments are attributable to a credit loss or other factors. Any unrealized losses attributable to credit loss are recorded through an allowance for credit losses, limited to the amount by which the fair value is below amortized cost, with the offsetting amount recorded in other income or expense in the unaudited condensed consolidated statement of operations and comprehensive loss. Unrealized losses not attributable to an expected credit loss and unrealized gains on investments are recorded in other comprehensive income (loss) on the unaudited condensed consolidated statements of operations and comprehensive loss. Realized gains and losses, if any, on investments classified as available-for-sale securities are included in other income or expense.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC on February 24, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Stock Price Appreciation Milestones

The Company estimates the fair value of the stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (see Note 2), using a Monte Carlo simulation model, which relies on the Company’s current stock price as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. The Company accounts for the fair value of the stock price appreciation milestones in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging, with fair value marked-to-market at each reporting date. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the probability of achieving a specified clinical milestone, the expected volatility of the Company’s common stock, the risk-free interest rate, and the estimated term, which is based in part on the last valid patent claim date. The Company remeasures the fair value of the stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as non-operating income or expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Pre-Funded Warrants associated with the January 2021 public equity offering (see Note 8) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three months ended March 31, 2021, the Company realized a net loss of $45.1 million. Shares of potentially dilutive securities totaled 25.5 million for the three months ended March 31, 2021, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 11.6 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2020-06 effective January 1, 2022 and is currently evaluating the effect ASU 2020-06 will have on the Company’s consolidated financial statements and related disclosures.
2.	Collaboration and License Agreements

Janssen Collaboration and Option Agreement

On April 2, 2020 (the Janssen Agreement Effective Date), the Company entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Janssen Agreement Effective Date, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation – JJDC, Inc. (JJDC).

Upon entering the Janssen Agreement, the Company received an upfront, non-refundable and non-creditable payment of $50.0 million. Under the Janssen Agreement, Janssen and the Company will collaborate to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Janssen will contribute proprietary antigen binding domains directed to up to four tumor-associated antigen targets (the Janssen Cancer Targets). The Company will research and construct iPSC-derived CAR NK- and CAR T-cell product candidates directed to each of the Janssen Cancer Targets (the Collaboration Candidates) and perform preclinical development of Collaboration Candidates. Upon the Company’s completion of activities sufficient to allow the filing of an Investigational New Drug (IND) application for a Collaboration Candidate, Janssen will have the right to exercise an exclusive option and obtain an exclusive license to the Company’s intellectual property rights for the development and commercialization of such Collaboration Candidate. Upon the exercise of such exclusive option, Janssen will be solely responsible for the worldwide clinical development and commercialization of such Collaboration Candidate, and the Company will be primarily responsible for the manufacture, at Janssen’s cost, of such Collaboration Candidate. For each Collaboration Candidate, upon attaining clinical proof-of-concept, the Company shall have the right to elect to co-commercialize and share equally in the profits and losses in the United States, subject to the Company sharing in certain development costs.

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

Janssen may terminate the Janssen Agreement with respect to one or more Janssen Cancer Targets, or in its entirety, at any time on or after the second anniversary of the Janssen Agreement Effective Date, and the Company may terminate the Janssen Agreement with respect to a particular Janssen Cancer Target if a Collaboration Candidate has not been selected for IND-enabling studies for such Janssen Cancer Target within specified time periods under certain conditions. The Janssen Agreement contains customary provisions for termination by either party in the event of a material breach of the Janssen Agreement, subject to cure, by the other party and in the event of any bankruptcy, insolvency or similar events with respect to the other party.

The Company applied ASC Topic 808, Collaborative Arrangements (ASC 808) and determined the Janssen Agreement is applicable to such guidance. The Company concluded that Janssen represented a customer and applied relevant guidance from ASC Topic 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Janssen Agreement. In accordance with this guidance, the Company identified its potential performance obligations, including its grant of a license to Janssen to certain of its intellectual property subject to certain conditions, its conduct of research and development services, and its participation in various joint oversight committees. The Company determined that its grant of a license to Janssen to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research and development services. Accordingly, the Company determined that its grant of a license to Janssen and its conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, the Company determined that participation in the various joint oversight committees did not constitute a performance obligation as the Company’s participation in the various joint oversight committees does not transfer a service.

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

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $13.3 million in sublicense fees to certain of its existing licensors. The $13.3 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended March 31, 2021, the Company recognized $0.4 million of such expense. As of March 31, 2021, the Janssen Agreement contract asset balance was $11.6 million.

The Company recognized revenue of $8.6 million under the Janssen Agreement for the three months ended March 31, 2021. Such revenue comprised $6.8 million associated with research and development services and $1.8 million associated with the upfront fee and Equity Premium for the three months ended March 31, 2021. As of March 31, 2021, aggregate deferred revenue related to the Janssen Agreement was $57.6 million, of which $16.4 million is classified as current.

As of March 31, 2021, the Company has received $10.1 million in aggregate research and development fees from Janssen.

Ono Collaboration and Option Agreement

On September 14, 2018 (the Ono Agreement Effective Date), the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates. The first off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 1) targets an antigen expressed on certain lymphoblastic leukemias, and the second off-the-shelf, iPSC-derived CAR T-cell candidate (Candidate 2) targets a novel antigen identified by Ono expressed on certain solid tumors (each a Candidate and collectively the Candidates).

On December 4, 2020, the Company and Ono entered into a letter agreement (the Ono Letter Agreement) in connection with the Ono Agreement. Pursuant to the Ono Letter Agreement, Ono delivered to the Company proprietary antigen binding domains targeting an antigen expressed on certain solid tumors and nominated such antigen binding domains as the Ono Antigen Binding Domain for incorporation into Candidate 2. In connection with such nomination and pursuant to the original agreement, in December 2020, Ono paid the Company a milestone fee of $10.0 million for further research and development of Candidate 2 and Ono maintains its option to this candidate. In addition, in connection with the Ono Letter Agreement, the Company and Ono agreed to the termination of the Ono Agreement with respect to Candidate 1. The Company retains all rights, in its sole discretion, to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

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

The Option will expire upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for Candidate 2 and (c) the date that is the later of (i) four years after the Ono Agreement Effective Date and (ii) completion of all applicable activities contemplated under the joint development plan (the Option Period). The Company has maintained worldwide rights of manufacture for Candidate 2.

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

Further, under the terms of the Ono Agreement, Ono has agreed to pay the Company up to an additional $20.0 million, subject to the exercise by Ono of the Option (Option Exercise Fees) during the Option Period for Candidate 2. Such fees are in addition to the upfront payment, research and development fees, and the previously paid $10.0 million milestone associated with the Ono Letter Agreement.

Subject to Ono’s exercise of the Option and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, the Company is entitled to receive an aggregate of up to $885.0 million in additional milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize Candidate 2 as described above. The Company is also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions.

No milestone payments specific to Candidate 1 are payable under the Ono Agreement, given the termination of the agreement with respect to such candidate.

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

The Company applied ASC 808 to the Ono Agreement and Ono Letter Agreement and determined that the agreements are applicable to such guidance. The Company concluded that Ono represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the Ono Agreement and the Ono Letter Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

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

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $4.0 million in sublicense consideration to existing licensors of the Company. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During each of the three months ended March 31, 2021 and 2020, the Company recognized $0.2 million of such expense. As of March 31, 2021, the Ono Agreement contract asset balance was $1.3 million.

The Company recognized revenue of $2.5 million under the Ono Agreement for both the three months ended March 31, 2021 and 2020. Such revenue comprised $1.3 million associated with research services and $1.2 million associated with the upfront payment for the three months ended March 31, 2021, and $1.7 million associated with research services and $0.8 million associated with the upfront payment for the three months ended March 31, 2020. As of March 31, 2021, aggregate deferred revenue related to the Ono Agreement was $6.4 million, of which $4.6 million is classified as current.

As of March 31, 2021, the Company has received $13.5 million in aggregate research and development fees from Ono.

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

Pursuant to the Amended MSK License, MSK granted to the Company additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T-cells, including the use of clustered regularly interspaced short palindromic repeat (CRISPR) and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. The Company has the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case it is obligated to pay MSK a percentage of certain sublicense income received by the Company.

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

The following table summarizes the common stock multiples and the stock price appreciation milestone payments, none of which have been triggered as of March 31, 2021:

Common stock multiple	5.0x	10.0x	15.0x
Ten-trading day trailing average common stock price	$50.18	$100.36	$150.54
Stock price appreciation milestone payment (in millions)	$20.0	$30.0	$25.0

To determine the estimated fair value of the stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of March 31, 2021:

	As of March 31,	As of December 31,
	2021	2020
Risk-free interest rate	2.3%	1.5%
Expected volatility	78.3%	78.1%
Estimated term (in years)	17.8	18.0
Closing stock price as of remeasurement date	$82.45	$90.93

The key inputs to the Monte Carlo simulation to determine the fair value of the stock price appreciation milestones include the Company’s stock price as of the measurement date; the estimated term, which is based in part on the last valid patent claim date; the expected volatility of the Company’s common stock, estimated using the Company’s historical common stock volatility as of the measurement date; and the risk-free rate based on the U.S. Treasury yield for the estimated term determined. Fair value measurements are highly sensitive to changes in these inputs and significant changes could result in a significantly higher or lower fair value and resulting expense or gain.

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three months ended March 31, 2021, the Company recorded a benefit of $0.7 million associated with the change in fair value of the stock price appreciation milestones. As of March 31, 2021, the Company recorded a liability of $47.0 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of March 31, 2021, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4.	Investments

The Company invests portions of excess cash in United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to eighteen months from the purchase date. These securities are classified as short-term and long-term investments in the accompanying unaudited condensed consolidated balance sheets based on each security’s contractual maturity date and are accounted for as available-for-sale securities.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2021 and December 31, 2020 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$29,984	$—	$13	$29,997
Non-U.S. government securities	1 or less	46,371	(11)	—	46,360
Municipal securities	1 or less	10,822	(3)	—	10,819
Corporate debt securities	1 or less	217,954	(125)	18	217,847
Commercial paper	1 or less	378,743	(47)	3	378,699
Total short-term investments		683,874	(186)	34	683,722
Classified as non-current assets:
Municipal securities	Greater than 1	3,050	(2)	—	3,048
Corporate debt securities	Greater than 1	95,342	(110)	4	95,236
Total long-term investments		98,392	(112)	4	98,284

December 31, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$39,736	$—	$31	$39,767
Non-U.S. government securities	1 or less	5,054	—	2	$5,056
Municipal securities	1 or less	3,082	(1)	—	$3,081
Corporate debt securities	1 or less	159,947	(68)	124	$160,003
Commercial paper	1 or less	107,680	(18)	—	$107,662
Total short-term investments		$315,499	$(87)	$157	$315,569

As of March 31, 2021 and December 31, 2020, the Company had $1.9 million and $1.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three months ended March 31, 2021 and 2020, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Financial assets:
Money market funds	$106,413	$106,413	$—	$—
U.S. Treasury debt securities	29,997	29,997
Non-U.S. government securities	46,360	—	46,360
Municipal securities	13,867	—	13,867
Corporate debt securities	313,083	—	313,083
Commercial paper	378,699	—	378,699
Total financial assets measured at fair value on a recurring basis	$888,419	$136,410	$752,009	$—

Financial liabilities:
Stock price appreciation milestones	$46,958	$—	$—	$46,958
Total financial liabilities measured at fair value on a recurring basis	$46,958	$—	$—	$46,958

As of December 31, 2020
Financial assets:
Money market funds	$167,347	$167,347	$—	$—
U.S. Treasury debt securities	39,767	39,767	—	—
Non-U.S. government securities	5,056	—	5,056	—
Municipal securities	3,081	—	3,081	—
Corporate debt securities	160,003	—	160,003	—
Commercial paper	107,662	—	107,662	—
Total assets measured at fair value on a recurring basis	$482,916	$207,114	$275,802	$—

Financial liabilities:
Stock price appreciation milestones	$47,702	$—	$—	$47,702
Total financial liabilities measured at fair value on a recurring basis	$47,702	$—	$—	$47,702

Level 1 assets consisted of money market funds and U.S. Treasury debt securities measured at fair value based on quoted prices in active markets as provided by the Company’s investment managers.

Level 2 assets consisted of non-U.S. government securities, municipal securities, corporate debt securities, and commercial paper measured at fair value using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers. The Company validates the quoted market prices provided by its investment managers by comparing the investment managers’ assessment of the fair values of the Company’s investment portfolio balance against the fair values of the Company’s investment portfolio balance obtained from an independent source.

There were no Level 3 assets held by the Company as of March 31, 2021.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2021 from $82.45 to $90.70 per share would have increased the expense recorded during the three months ended March 31, 2021 by $2.7 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at March 31, 2021 from $82.45 to $74.21 per share would have decreased the expense recorded during the three months ended March 31, 2021 by $2.9 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2020	$47,702
Changes in fair value of stock price appreciation milestones liability	(744)
Balance at March 31, 2021	$46,958

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
6.	Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and other employee benefits	$8,373	$4,815
Accrued clinical trial related costs	6,814	5,244
Accrued other	5,744	5,505
Total current accrued expenses	$20,931	$15,564

7.	Leases

The Company has lease agreements for office, laboratory and manufacturing spaces that are classified as operating leases on the unaudited condensed consolidated balance sheets. These leases have terms varying from one to approximately sixteen years, with renewal options of up to ten years, as well as early termination options. Extension and termination options are included in the total lease term when the Company is reasonably certain to exercise them. The leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected to combine and account for lease and non-lease components as a single-lease component for purposes of determining the total future lease payments.

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing spaces (the Premises). The Premises are located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in the middle of 2021. Lease payments shall commence, subject to certain conditions, in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of March 31, 2021, the Company had fully utilized the tenant improvements allowance. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of March 31, 2021, future undiscounted minimum contractual payments under the Company’s operating leases were $194.1 million, which will be paid over a remaining weighted-average lease term of 13.2 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Straight-line lease expense	$3,534	$2,938
Variable lease expense	235	610
Total operating lease expense	$3,769	$3,548

Total lease expense associated with short-term leases for the three months ended March 31, 2020 was $0.6 million. No short-term lease expense was recognized during the three months ended March 31, 2021.

Future minimum lease payments under the Company’s operating leases as of March 31, 2021 are as follows (in thousands):

Operating Lease Payments
Remaining in 2021	$10,274
2022	13,217
2023	12,988
2024	13,378
2025	13,779
2026	14,193
Thereafter	116,254
Total undiscounted lease payments	$194,083
Less: imputed interest	(83,159)
Total lease liability	$110,924

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

Pre-Funded Warrants

In January 2021, in conjunction with a public offering, the Company issued Pre-Funded Warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock. The purchase price for the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. Given that the Pre-Funded Warrants are indexed to the Company’s own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets.

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

As of March 31, 2021, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2020	10,432,822	$15.11
Granted	323,909	95.26
Exercised	(613,015)	9.30
Cancelled	(75,935)	24.85
Balance at March 31, 2021	10,067,781	$17.97

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,401,732	$20.91
Granted	559,648	108.18
Vested	(430,620)	19.38
Cancelled	(26,653)	31.64
Balance at March 31, 2021	1,504,107	$53.63

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$8,522	$4,253
General and administrative	4,454	2,660
Total	$12,976	$6,913

As of March 31, 2021, the unrecognized compensation cost related to outstanding options was $75.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.9 years.

As of March 31, 2021, the unrecognized compensation cost related to restricted stock units was $75.4 million which is expected to be recognized as expense over a weighted-average period of approximately 3.5 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.4%	1.6%
Expected volatility	76.5%	77.0%
Expected term (in years)	5.1	5.6
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2021 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445
Exercise of stock options, net of issuance costs	—	—	613,015	1	5,647	—	—	5,648
Issuance of common stock upon vesting of restricted stock units	—	—	430,620	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,976	—	—	12,976
Public offering of common stock and issuance of pre-funded warrants, net of issuance costs	—	—	5,122,807	5	432,440	—	—	432,445
Unrealized loss on investments	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	(45,089)	(45,089)
Balance at March 31, 2021	2,794,549	$3	93,888,679	$94	$1,392,279	$(260)	$(602,021)	$790,095

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2020 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	188,315	—	979	—	—	979
Issuance of common stock upon vesting of restricted stock units	—	—	77,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,913	—	—	6,913
Unrealized gain on investments	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(33,520)	(33,520)
Balance at March 31, 2020	2,794,549	$3	75,996,075	$76	$636,092	$142	$(417,065)	$219,248

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2021.

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

We have entered into a research collaboration and license agreement with the Regents of the University of Minnesota to develop off-the-shelf, engineered NK-cell cancer immunotherapies derived from clonal master iPSC lines. Additionally, we have entered into a research collaboration and license agreement with Memorial Sloan Kettering Cancer Center (Memorial Sloan Kettering) to develop off-the-shelf, engineered T-cell cancer immunotherapies derived from clonal master iPSC lines.

In September 2018, we entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of off-the-shelf, iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates (Ono Agreement) for the treatment of cancer.

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement), for the development and commercialization of off-the-shelf, iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer.

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

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the three months ended March 31, 2021. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Janssen Agreement Effective Date, we entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million, of which $50.0 million is an upfront cash payment and $50.0 million is in the form of an equity investment by JJDC. Additionally, we are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement.

We determined the common stock purchase by JJDC represented a premium of $9.93 per share, or $16.0 million in aggregate (the Equity Premium), and the remaining $34.0 million was recorded as issuance of common stock in shareholders’ equity.

We concluded that Janssen represented a customer, and in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), we determined that the initial transaction price under the Janssen Agreement equals $66.0 million, consisting of the upfront, non-refundable and non-creditable payment of $50.0 million and the Equity Premium of $16.0 million. In addition, we identified our potential performance obligations under the Janssen Agreement, including our grant to Janssen of a license to certain of our intellectual property subject to certain conditions, our conduct of research and development services, and our participation in various joint oversight committees. We determined that our grant of a license to Janssen and our conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, we determined that participation in the various joint oversight committees did not constitute a performance obligation as our participation in the various joint oversight committees does not transfer a service.

During the three months ended March 31, 2021, we recognized $8.6 million of collaboration revenue under the Janssen Agreement. As of March 31, 2021, aggregate deferred revenue related to the Janssen Agreement was $57.6 million.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees are estimated to be $20.0 million in aggregate.

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

On December 4, 2020, we entered into a letter agreement (the Ono Letter Agreement) with Ono in connection with the Ono Agreement. Pursuant to the Ono Letter Agreement, Ono delivered to us proprietary antigen binding domains targeting an antigen expressed on certain solid tumors and nominated such antigen binding domains as the Ono Antigen Binding Domain for incorporation into Candidate 2. In connection with such nomination, Ono paid us a milestone fee of $10.0 million for further research and development of Candidate 2 under the Ono Agreement, and Ono continues to maintain its option to Candidate 2 under the Ono Agreement.

In addition, together with Ono, we agreed to the termination of the Ono Agreement with respect to Candidate 1. We retain all rights, in our sole discretion, to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

During each of the three months ended March 31, 2021 and 2020, we recognized $2.5 million of collaboration revenue under the Ono Agreement. As of March 31, 2021, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $6.4 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development and the manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Janssen, Ono, University of Minnesota and Memorial Sloan Kettering. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of the ongoing COVID-19 pandemic on our business and operations, and our expenditures may be increased by delays or disruptions due to the COVID-19 pandemic, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement dated May 15, 2018 (the Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK), interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the stock price appreciation milestones for the Amended MSK License, contracts containing leases, accrued expenses, stock-based compensation, and the estimated total costs expected to be incurred under our collaboration agreements. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2021.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase
Collaboration revenue	$11,142	$2,515	$8,627
Research and development expense	44,852	29,278	15,574
General and administrative expense	12,500	7,729	4,771
Total other income, net	1,121	972	149

Revenue. During the three months ended March 31, 2021, we recognized revenue of $11.1 million under our collaboration agreements with Janssen and Ono. During the three months ended March 31, 2020, we recognized $2.5 million under our collaboration agreement with Ono.

Research and development expenses.  Research and development expenses were $44.9 million for the three months ended March 31, 2021, compared to $29.3 million for the three months ended March 31, 2020. The increase in research and development expenses was attributable primarily to the following:

•	$11.0 million increase in employee compensation and benefits expense, including $4.3 million in employee stock-based compensation expense;
•	$2.4 million increase in third-party professional consultant and clinical trial related expense; and
•

$1.4 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses.  General and administrative expenses were $12.5 million for the three months ended March 31, 2021, compared to $7.7 million for the three months ended March 31, 2020. The increase in general and administrative expenses was attributable primarily to a $3.5 million increase in employee compensation and benefits expense, including $1.8 million in employee stock-based compensation expense.

Other income, net.  Other income, net was $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we recorded $0.7 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income, net for the three months ended March 31, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Other income, net for the three months ended March 31, 2020 consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2021, we had an accumulated deficit of $602.0 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the three months ended March 31, 2021 and 2020, cash used in operating activities was $27.1 million and $26.7 million, respectively. The primary driver of this change in cash used in operating activities was our increase in net loss, partially offset by an increase in stock-based compensation expense.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into the Janssen Agreement with Janssen to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Additionally, on the Janssen Agreement Effective Date, we entered into the Stock Purchase Agreement with JJDC. Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million as of the Janssen Agreement Effective Date, of which $50.0 million is an upfront cash payment and $50.0 million is in the form of an equity investment by JJDC. Of the $50.0 million equity investment, $16.0 million represented a premium over the fair value of our common stock and was classified under operating activities.

We are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. Additionally, we are eligible to receive (i) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Janssen Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (ii) with respect to each of the second, third and fourth Janssen Cancer Targets, payments of up to $706.0 million in Janssen Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Janssen Milestone Payments are subject to reduction in the event we elect to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. We are further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates that are commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances. No milestone or royalty payments have been received by us as of March 31, 2021.

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

On December 4, 2020, we entered into the Ono Letter Agreement with Ono in connection with the Ono Agreement. Pursuant to the Ono Letter Agreement, Ono delivered to us proprietary antigen binding domains targeting an antigen expressed on certain solid tumors and nominated such antigen binding domains as the Ono Antigen Binding Domain for incorporation into Candidate 2. In connection with such nomination, Ono paid us a milestone fee of $10.0 million in December 2020 for further research and development of Candidate 2 under the Ono Agreement, and Ono continues to maintain its option to Candidate 2 under the Ono Agreement. In addition, the Ono Letter Agreement terminated further development with respect to Candidate 1.

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 and to the achievement of certain clinical, regulatory and commercial milestones in specified territories, we are eligible to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of March 31, 2021, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions. As of March 31, 2021, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement and the Ono Letter Agreement, we incurred an aggregate of $4.0 million in sublicense consideration to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of March 31, 2021, all such consideration has been paid, with $2.0 million paid during the three months ended March 31, 2021.

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

Pursuant to the Amended MSK License, MSK granted us additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T-cells, including the use of clustered regularly interspaced short palindromic repeat (CRISPR) and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. We have the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case we are obligated to pay MSK a percentage of certain sublicense income received.

In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of our common stock and the denominator being the ten-trading day trailing average closing price our common stock as of the effective date of the Amended MSK License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events. Under the terms of the Amended MSK License, upon a change of control of the Company, in certain circumstances, we may be required to pay a portion of these payments to MSK based on the price of our common stock in connection with such change of control.

As of March 31, 2021, we recorded a liability of $47.0 million associated with the stock price appreciation milestones for the Amended MSK License. To date, no licensed products have achieved the specified clinical milestone, and no stock price appreciation milestones are currently owed to MSK.

Investing Activities

During the three months ended March 31, 2021, investing activities used cash of $471.9 million compared to cash provided by investing activities of $23.8 million during the three months ended March 31, 2020. The change was primarily attributable to an increase in the purchases of investments of $529.9 million, which was partially offset by an increase of $37.2 million in the maturities of investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2021, financing activities provided cash of $438.1 million, which consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $5.6 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the three months ended March 31, 2020, financing activities provided cash of $1.5 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through March 31, 2021, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2021, we had aggregate cash and cash equivalents and investments of $888.4 million.

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

Public Offering of Common Stock

In January 2021, we completed a public offering of common stock in which investors, certain of which are affiliated with a director of ours, purchased 5.1 million shares of our common stock at a price of $85.50 per share under a shelf registration statement. In addition, we issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of our common stock (Pre-Funded Warrants). The purchase price of for the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. See Note 8 for additional detail. Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $460.0 million. After giving effect to $27.6 million in costs related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $432.4 million.

In June 2020, we completed a public offering of common stock in which investors, certain of which are affiliated with one of our directors, purchased 7.1 million shares of our common stock at a price of $28.31 per share under a shelf registration statement. Gross proceeds from the public offering were $201.3 million. After giving effect to $12.5 million in underwriting discounts, commissions and expenses related to the public offering, net proceeds were $188.8 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of March 31, 2021, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

In addition, as of March 31, 2021, we are eligible to issue an aggregate of $6.2 million in securities under a previously filed shelf registration statement (File No. 333-224680), which was declared effective by the SEC in May 2018.

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

We believe our existing cash and cash equivalents and investments as of March 31, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Contractual Obligations and Commitments

We lease certain office, laboratory, and manufacturing space under non-cancelable operating leases. In addition to rent, our leases are subject to certain fixed fees, which have been included in the table above. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 7 of the unaudited condensed consolidated financial statements for additional detail surrounding our lease obligations.

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. See Note 2 of the unaudited condensed consolidated financial statements for additional detail surrounding our stock price appreciation milestone obligations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of March 31, 2021, the estimated fair value of the stock price appreciation milestones was $47.0 million.

Changes in the price our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

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

Item 1A.  Risk Factors

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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

•

We have limited experience manufacturing our product candidates on a clinical scale, and no experience manufacturing on a commercial scale. Any failure by us or any third parties on whom we depend to manufacture our product candidates consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, our product candidates.

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

•

failure, by us or third parties that we contract with, to manufacture certain of our product candidates consistently, and in sufficient quantities, in accordance with our protocol-specified manufacturing requirements and applicable regulatory requirements;

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

A disruption to our manufacturing operations, or our or our third-party suppliers’ or manufacturers’ inability to manufacture sufficient quantities of our product candidates at acceptable quality levels or costs, or at all, would materially and adversely affect our business.

Developing manufacturing processes to support clinical studies and commercialization requirements is a difficult and uncertain task, and there are risks associated with scaling to the level required for clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability and purity issues, lot consistency, and timely availability of acceptable reagents and raw materials. If we are unable to scale to the level required for the conduct of clinical trials or commercialization, we may not be able to produce our product candidates in a sufficient quantity to conduct our ongoing and planned clinical trials, or to meet demand if any product candidates are approved for commercialization. We have not yet caused any of our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates.

We are substantially dependent on our sole internal manufacturing facility in San Diego, California for the production of our product candidates, and we rely, and expect to continue to rely, on third parties for the manufacture of certain components and also to manufacture our product candidates for use in conducting clinical trials. The facilities used to manufacture our product candidates, including our own facilities, must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, we may not be able to locate additional or replacement facilities to produce such product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Because we rely on our own manufacturing facility to produce our product candidates and on third parties for the manufacture of certain components and the product candidates themselves, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including larger-scale facilities operated by a CMO or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage for manufacturing our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. Any inability to manufacture comparable drug product by us or our CMOs could delay the continued development of our product candidates.

In addition to relying on third parties for the manufacture of our product candidates, we also manufacture certain of our product candidates ourselves, and intend to manufacture some or all of the clinical supply of our iPSC-derived NK-cell and T-cell product candidates for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to expand our existing GMP manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the COVID-19 pandemic, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we or our third-party manufacturers may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel, key contractors, laboratory equipment, and materials and supplies for the manufacture of our product candidates. These problems may include employee absenteeism and supply chain failures or delays relating to the COVID-19 pandemic. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more may be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, if contaminants are discovered in our supply of product candidates or in our manufacturing facilities or those of our third-party suppliers and manufacturers, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize our product candidates, which would adversely affect our business, prospects, financial condition and results of operations.

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

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including future waves of infection, and the actions taken to contain the pandemic or mitigate its impact. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

Because our approach to the development of product candidates is based on novel and unproven technologies, it is subject to a substantial degree of technological uncertainty and we may not succeed in developing any of our product candidates.

All of our current product candidates are based on our novel iPSC platform, and some of our product candidates utilize novel genome editing technologies. To date, no iPSC-derived therapeutic product candidates have been approved in the United States or worldwide, and there have been only a limited number of regulatory approvals of genome edited therapeutics, and similarly a limited number of clinical trials involving the use of a therapeutic product candidate manufactured using a master iPSC line or genome edited cells. The development of such complex cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop iPSC-derived and genome edited cellular immunotherapies is ongoing. We may determine to incorporate information learned from this research into the design of our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. As with any new biologic or product developed using novel technologies, our product candidates have an unknown immunogenicity profile. As a result, our product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

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

•	the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors for certain of our product candidates;
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

Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for product candidates based on other, better known or more extensively studied technologies and therapeutic approaches.

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

We may from time to time disclose results from preclinical testing or preliminary data or interim results from clinical studies of our product candidates. Such results from preclinical testing, process development and manufacturing activities, and clinical studies, including interim clinical trial results as of specified data cutoff dates and results of earlier clinical studies with similar product candidates, are not necessarily predictive of future results, including later clinical trial results. For example, although we demonstrated in preclinical models that a single administration of ProTmune, our investigational, next-generation allogeneic hematopoietic cell graft for patients undergoing hematopoietic stem cell transplantation, resulted in a statistically-significant reduction in GvHD score and improvement in survival as compared to vehicle-treated cells, and the clinical data from the Phase 1 stage of our Phase 1/2 PROTECT study of ProTmune warranted the continued clinical evaluation of ProTmune, the primary and secondary endpoints in the Phase 2 stage of the PROTECT study of ProTmune were not achieved, and as a result, we have elected to discontinue further development of ProTmune.

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

Results of clinical testing of any of our existing or future product candidates may fail to show the necessary safety and efficacy required for regulatory approval.

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans of any such product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our product candidates have a limited history of being evaluated in human clinical trials. Any of our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

If our product candidates are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.

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

We may rely on orphan drug status to develop and commercialize certain of our product candidates, but orphan drug designations may not confer marketing exclusivity or other expected commercial benefits and we may not be able to obtain orphan drug designations for our other product candidates.

We may rely on orphan drug exclusivity for product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food, Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. However, we may be unable to obtain orphan drug designations for any of our product candidates that we are currently developing or may pursue. Even if we do obtain orphan drug designations and are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

For any product candidate for which we may be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication in the United States, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

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

We currently rely, and expect to continue to rely, on third parties to manufacture our product candidates, or certain components required for the manufacture of our product candidates, for use in conducting clinical trials and for commercial sale upon approval of any of our product candidates.

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

In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to a particular CMO, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier if needed, or we may be unable to transfer such skills at all. In addition, if we are required to change contract manufacturers for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies produced by different manufacturers, which could require the conduct of additional clinical trials.

Further, we depend in some instances on third party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us and our third-party contract manufacturers in the production of our product candidates, including certain of our iPSC-derived cell therapy product candidates. Any disruption to or loss of supply from any of these suppliers could delay our clinical development and commercialization efforts, which would adversely affect our business, prospects, results of operations and financial condition.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our CMOs have purchased equipment, materials and disposables used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components and equipment. As a result of the COVID-19 pandemic, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. An inability to continue to source product from any of these suppliers, which could be due to the impacts of the COVID-19 pandemic, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to satisfy demand for our product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

We rely upon third parties, including medical institutions, clinical investigators, and CROs for the conduct of certain research and preclinical development activities, process development and manufacturing activities, and for the conduct, management, and supervision of clinical trials of our product candidates. We do not have direct control over the activities of these third parties, and may have limited influence over their actual performance. Our reliance on these third parties and CROs does not relieve us of our responsibilities to ensure that our clinical studies are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

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

Certain rights to our key technologies and product candidates, including intellectual property relating to our iPSC technology, are licensed from third parties. As a licensee of third-party intellectual property, we rely on our licensors to file and prosecute patent applications and maintain patents, and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our licensed patents, patent applications and other intellectual property rights, and we cannot be certain that such activities will result in valid and enforceable patents and other intellectual property rights. Additionally, our licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and we cannot be certain that our licensors will allocate sufficient resources or prioritize enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

Due to the novel nature of our cellular immunotherapy product candidates, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular immunotherapy product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval.  In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income.

In addition, reimbursement agencies in foreign jurisdictions may be more conservative than those in the United States. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits. Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Failure to obtain or maintain adequate reimbursement for any products for which we receive marketing approval will adversely affect our ability to achieve commercial success, and could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

If the market opportunities for our product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

We focus our research and development on product candidates for rare diseases, including cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect, and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we will be required to capture a significant market share to achieve and maintain profitability.

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

Risks Related to Our Business and Industry

The success of our existing product candidates is substantially dependent on developments within the field of cellular immunotherapy, and specifically developments relating to the use of pluripotent or genome edited cells for the manufacture of cellular therapeutics, some of which are beyond our control.

Our product candidates are designed and are being developed as therapeutic entities for use as cellular immunotherapies, and all of our current product candidates are based on our novel iPSC platform. Additionally, some of our product candidates utilize novel genome editing technologies. To date, there is limited clinical trial experience testing iPSC-derived therapeutic product candidates and genome edited therapeutics. The fields of cellular and genome edited therapies are evolving, and as more therapeutic product candidates derived from pluripotent and genome edited cells are reviewed by regulatory authorities, regulatory authorities may impose additional requirements for approval that were not previously anticipated. There have also been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. There can be no assurance that any product candidates developed from or related to our iPSC platform or any of our research programs will not cause severe or undesirable side effects or result in significant delays or unanticipated costs, or that such development problems can be solved. Any adverse developments in the fields of cellular immunotherapy or genome edited therapy will negatively affect our ability to develop and commercialize our product candidates.

We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations and facilities. In particular, there are several companies and institutions developing products that may be competitive to our iPSC-derived product candidates or candidates in our research and development pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success.

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

We are experiencing rapid growth and as of March 31, 2021, we had 314 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

To manage our anticipated future growth, we will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexity in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage our expected growth and the expansion of our operations may result in loss of business opportunities, loss of employees and reduced productivity among remaining employees, weaknesses in our infrastructure, and operational mistakes, including in the operation and qualification of our GMP manufacturing operations and facility, and could delay the execution of our business plans or disrupt our operations. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The global COVID-19 pandemic could adversely impact various aspects of our business, results of operations and financial condition.

As a result of the COVID-19 pandemic, various aspects of our business operations have been, and could continue to be, disrupted. In response to the pandemic, we implemented a work from home policy, with our administrative employees continuing their work outside of our offices, and imposed onsite occupancy limits, restricting on-site staff to only those required to execute certain laboratory, manufacturing and related support activities, and requiring self-health testing prior to coming onsite. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, and clinical trial sites. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time, which could impair our ability to complete IND-enabling studies or select future development candidates. Our business operations may be further disrupted if our manufacturing facility becomes subject to a viral contamination requiring a suspension of manufacturing activities, or if any of our employees, officers or directors, or their respective personal or business contacts, contract an illness related to COVID-19 and render them unable to perform their duties as a result.

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

As of March 31, 2021, our cash and cash equivalents and investments were $888.4 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2021, we had an accumulated deficit of $602.0 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments related to proprietary rights including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key management or scientific personnel;
•	actual or anticipated changes in our research and development activities and our business prospects, including in relation to our competitors;
•	developments of technological innovations or new therapeutic products by us or others in the field of immunotherapy;
•	announcements or expectations of additional equity or debt financing efforts;
•	sales of our common stock by us or by our insiders or our other stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	comments by securities analysts;
•	fluctuations in our operating results; and
•	general economic and market conditions.

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

As of April 28, 2021, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 40.6% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 48.0%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

We have also registered or intend to register all shares of our common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, certain of executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and the U.S. federal district courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, or employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision will not apply to any causes of action arising under the Securities Act. Unless we consent in writing to the selection of an alternate forum, the U.S. federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to litigate disputes with us in a different judicial forum.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.3	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	10-K	001-36076	10.8	February 24, 2021

10.2#	Forms of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	10-K	001-36076	10.9	February 24, 2021

10.3#	Forms of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	10-K	001-36076	10.10	February 24, 2021

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: May 5, 2021	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2021	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)