Form 10-Q
period 2021-06-30
FATE THERAPEUTICS INC
filed 2021-08-04
CIK 1434316

I think

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, 95,184,547 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,654	$167,347
Accounts receivable	10,303	5,515
Short-term investments and related maturity receivables	618,942	315,569
Prepaid expenses and other current assets	7,369	5,892
Total current assets	713,268	494,323
Long-term investments	149,501	—
Property and equipment, net	59,213	32,308
Operating lease right-of-use assets	66,184	67,084
Restricted cash	15,227	15,227
Collaboration contract assets	12,264	13,506
Other assets	9	9
Total assets	$1,015,666	$622,457

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,771	$6,283
Accrued expenses	25,736	15,564
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	23,032	21,144
Operating lease liabilities, current portion	5,068	3,355
Stock price appreciation milestones, current portion	42,793	36,018
Total current liabilities	105,600	85,564
Deferred revenue, net of current portion	38,925	46,021
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	105,405	93,943
Stock price appreciation milestones, net of current portion	12,865	11,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2021 and December 31, 2020; Class A Convertible Preferred shares issued and outstanding—2,794,549 at June 30, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at June 30, 2021 and 150,000,000 at December 31, 2020; issued and outstanding—94,265,126 at June 30, 2021 and 87,722,237 at December 31, 2020	94	88
Additional paid-in capital	1,409,214	941,216
Accumulated other comprehensive gain (loss)	(86)	70
Accumulated deficit	(657,154)	(556,932)
Total stockholders’ equity	752,071	384,445
Total liabilities and stockholders’ equity	$1,015,666	$622,457

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Collaboration revenue	$13,412	$5,465	$24,552	$7,980
Operating expenses:
Research and development	48,023	26,669	92,873	55,947
General and administrative	12,168	7,503	24,668	15,232
Total operating expenses	60,191	34,172	117,541	71,179
Loss from operations	(46,779)	(28,707)	(92,989)	(63,199)
Other income:
Interest income	346	635	723	1,607
Change in fair value of stock price appreciation milestones	(8,700)	—	(7,956)	—
Total other income (expense), net	(8,354)	635	(7,233)	1,607
Net loss	$(55,133)	$(28,072)	$(100,222)	$(61,592)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	174	481	(156)	601
Comprehensive loss	$(54,959)	$(27,591)	$(100,378)	$(60,991)
Net loss per common share, basic and diluted	$(0.58)	$(0.35)	$(1.07)	$(0.79)
Weighted-average common shares used to compute basic and diluted net loss per share	94,326,648	79,304,627	93,881,734	77,595,795

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Operating activities
Net loss	$(100,222)	$(61,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,125	1,453
Stock-based compensation	26,230	14,149
Accretion and amortization of premiums and discounts on investments, net	2,629	518
Amortization of collaboration contract assets	1,602	644
Deferred revenue	(5,208)	62,753
Change in fair value of stock price appreciation milestones	7,956	—
Changes in operating assets and liabilities:
Accounts receivable	(4,788)	(1,717)
Prepaid expenses and other assets	(1,669)	(12,788)
Accounts payable and accrued expenses	9,550	4,804
Right-of-use assets and lease liabilities, net	2,593	3,944
Net cash provided by (used in) operating activities	(59,202)	12,168
Investing activities
Purchases of property and equipment	(17,600)	(1,706)
Purchases of investments	(629,244)	—
Maturities of investments	173,584	60,800
Net cash provided by (used in) investing activities	(473,260)	59,094
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	9,323	3,570
Proceeds from public offering of common stock, net of issuance costs	411,766	189,054
Proceeds from issuance of pre-funded warrants, net of issuance costs	20,680	—
Proceeds from private placement of common stock, net of issuance costs	—	50,000
Proceeds from sale of common stock to collaboration partner, net of issuance costs	—	33,934
Proceeds from CIRM award		440
Net cash provided by financing activities	441,769	276,998
Net change in cash, cash equivalents and restricted cash	(90,693)	348,260
Cash, cash equivalents and restricted cash at beginning of the period	182,574	100,041
Cash, cash equivalents and restricted cash at end of the period	$91,881	$448,301
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,435	$172
Right-of use assets obtained in exchange for lease obligations	$1,546	$48,226

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

As of June 30, 2021, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the six months ended June 30, 2021. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on the Company’s operations, are currently unknown. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$76,654	$433,074
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$91,881	$448,301

In January 2020, the Company entered into a lease for a facility in San Diego that it intends to use as its new corporate headquarters. In lieu of a security deposit, Silicon Valley Bank issued a $15.0 million letter of credit on the Company’s behalf, which letter of credit is secured by a deposit of equal amount. For each of the six months ended June 30, 2021 and 2020, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit of $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC on February 24, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

For the three and six months ended June 30, 2021, the Company realized a net loss of $55.1 million and $100.2 million, respectively. Shares of potentially dilutive securities totaled 25.1 million for the three and six months ended June 30, 2021, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 11.1 million shares of common stock issuable upon the exercise of outstanding stock options and the settlement of outstanding restricted stock units.

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

During the three months ended June 30, 2021, the Company achieved a research milestone under the Janssen Agreement and recorded a $3.0 million receivable. In accordance with ASC 606, the Company determined that the $3.0 million milestone receivable represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the $3.0 million milestone receivable in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the $3.0 million milestone was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

In connection with the Janssen Agreement, the Company has incurred $13.6 million in sublicense fees to certain of its existing licensors as of June 30, 2021. The $13.6 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $0.7 million and $0.3 million of such expense, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized $1.1 million and $0.3 million of such expense, respectively. As of June 30, 2021, the Janssen Agreement contract asset balance was $11.2 million.

The Company recognized revenue of $10.9 million and $19.5 million under the Janssen Agreement for the three and six months ended June 30, 2021, respectively. Such revenue comprised $7.1 million associated with research and development services and $3.8 million associated with the upfront fee and Equity Premium for the three months ended June 30, 2021, and $13.8 million associated with research and development services and $5.7 million associated with the upfront fee and Equity Premium for the six months ended June 30, 2021. During both the three and six months ended June 30, 2020, the Company recognized revenue $3.5 million under the Janssen Agreement, which revenue comprised $1.7 million associated with research and development services and $1.8 million associated with the upfront fee and Equity Premium. As of June 30, 2021, aggregate deferred revenue related to the Janssen Agreement was $56.8 million, of which $18.8 million is classified as current.

As of June 30, 2021, the Company has received $16.8 million in aggregate research and development fees from Janssen.

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

In accordance with ASC 606, the Company concluded that the $10.0 million milestone payment associated with the Ono Letter Agreement represented an increase in the initial transaction price under the Ono Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the $10.0 milestone payment in an amount equal to the proportional percentage of actual costs incurred under the Ono Agreement as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The remaining unrecognized revenue associated with the $10.0 million milestone was recorded to deferred revenue and is being recognized as revenue over the expected term of conduct of research services.

In connection with the Ono Agreement and the Ono Letter Agreement, the Company has incurred $4.0 million in sublicense fees to certain of its existing licensors as of June 30, 2021. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended June 30, 2021 and 2020, the Company recognized $0.3 million and $0.1 million of such expense, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized $0.5 million and $0.3 million of such expense, respectively. As of June 30, 2021, the Ono Agreement contract asset balance was $1.1 million.

The Company recognized revenue of $2.5 million and $5.0 million under the Ono Agreement for the three and six months ended June 30, 2021, respectively. Such revenue comprised $1.3 million associated with research services and $1.2 million associated with the upfront payment for the three months ended June 30, 2021, and $2.5 million associated with research services and $2.5 million associated with the upfront payment for the six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company recognized revenue of $2.0 million and $4.5 million, respectively, under the Ono Agreement. Such revenue comprised $1.3 million associated with research services and $0.7 million associated with the upfront payment for the three months ended June 30, 2020, and $3.0 million associated with research services and $1.5 million associated with the upfront payment for the six months ended June 30, 2020. As of June 30, 2021, aggregate deferred revenue related to the Ono Agreement was $5.2 million, of which $4.2 million is classified as current.

As of June 30, 2021, the Company has received $14.7 million in aggregate research and development fees from Ono.

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

The following table summarizes the common stock multiples and the stock price appreciation milestone payments as of June 30, 2021:

Common stock multiple	5.0x	10.0x	15.0x
Ten-trading day trailing average common stock price	$50.18	$100.36	$150.54
Stock price appreciation milestone payment (in millions)	$20.0	$30.0	$25.0

To determine the estimated fair value of the stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of June 30, 2021:

	As of June 30,	As of December 31,
	2021	2020
Risk-free interest rate	2.0%	1.5%
Expected volatility	77.7%	78.1%
Estimated term (in years)	17.5	18.0
Closing stock price as of remeasurement date	$86.79	$90.93

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and six months ended June 30, 2021, the Company recorded $8.7 million and $8.0 million of expense, respectively, associated with the change in fair value of the stock price appreciation milestones. As of June 30, 2021, the Company recorded a liability of $55.7 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of June 30, 2021, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2021 and December 31, 2020 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$35,007	$—	$4	$35,011
Non-U.S. government securities	1 or less	41,254	(3)	—	41,251
Municipal securities	1 or less	13,804	(3)	2	13,803
Corporate debt securities	1 or less	219,773	(43)	12	219,742
Commercial paper	1 or less	309,130	(5)	10	309,135
Total short-term investments		$618,968	$(54)	$28	$618,942
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$61,017	$(25)	$7	$60,999
Municipal securities	Greater than 1	1,000	(3)	—	997
Corporate debt securities	Greater than 1	87,544	(42)	3	87,505
Total long-term investments		$149,561	$(70)	$10	$149,501

December 31, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$39,736	$—	$31	$39,767
Non-U.S. government securities	1 or less	5,054	—	2	5,056
Municipal securities	1 or less	3,082	(1)	—	3,081
Corporate debt securities	1 or less	159,947	(68)	124	160,003
Commercial paper	1 or less	107,680	(18)	—	107,662
Total short-term investments		$315,499	$(87)	$157	$315,569

As of June 30, 2021 and December 31, 2020, the Company had $2.1 million and $1.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and six months ended June 30, 2021 and 2020, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.
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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2021:
Financial assets:
Money market funds	$76,654	$76,654	$—	$—
U.S. Treasury debt securities	96,010	96,010	—	—
Non-U.S. government securities	41,251	—	41,251	—
Municipal securities	14,800	—	14,800	—
Corporate debt securities	307,247	—	307,247	—
Commercial paper	309,135	—	309,135	—
Total financial assets measured at fair value on a recurring basis	$845,097	$172,664	$672,433	$—

Financial liabilities:
Stock price appreciation milestones	$55,658	$—	$—	$55,658
Total financial liabilities measured at fair value on a recurring basis	$55,658	$—	$—	$55,658

As of December 31, 2020
Financial assets:
Money market funds	$167,347	$167,347	$—	$—
U.S. Treasury debt securities	39,767	39,767	—	—
Non-U.S. government securities	5,056	—	5,056	—
Municipal securities	3,081	—	3,081	—
Corporate debt securities	160,003	—	160,003	—
Commercial paper	107,662	—	107,662	—
Total assets measured at fair value on a recurring basis	$482,916	$207,114	$275,802	$—

Financial liabilities:
Stock price appreciation milestones	$47,702	$—	$—	$47,702
Total financial liabilities measured at fair value on a recurring basis	$47,702	$—	$—	$47,702

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

There were no Level 3 assets held by the Company as of June 30, 2021.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2021 from $86.79 to $95.47 per share would have increased the expense recorded during the three months ended June 30, 2021 by $3.2 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at June 30, 2021 from $86.79 to $78.11 per share would have decreased the expense recorded during the three months ended June 30, 2021 by $3.5 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2020	$47,702
Changes in fair value of stock price appreciation milestones liability	7,956
Balance at June 30, 2021	$55,658

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.
6.	Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and other employee benefits	$9,913	$4,815
Accrued clinical trial related costs	8,487	5,244
Accrued other	7,336	5,505
Total current accrued expenses	$25,736	$15,564

7.	Leases

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

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing spaces (the Premises). The Premises are located in San Diego, California and the Company intends to move its corporate headquarters to the Premises in August 2021. Lease payments commenced in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of June 30, 2021, the Company had fully utilized the tenant improvements allowance. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of June 30, 2021, future undiscounted minimum contractual payments under the Company’s operating leases were $191.3 million, which will be paid over a remaining weighted-average lease term of 13.0 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Straight-line lease expense	$3,541	$2,972	$7,075	$5,910
Variable lease expense	356	415	591	1,025
Total operating lease expense	$3,897	$3,387	$7,666	$6,935

No short-term lease expense was recognized during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, total lease expense associated with short-term leases was $0.2 million and $0.7 million, respectively.

Future minimum lease payments under the Company’s operating leases as of June 30, 2021 are as follows (in thousands):

Operating Lease Payments
Remaining in 2021	$7,393
2022	13,313
2023	12,988
2024	13,378
2025	13,779
2026	14,193
Thereafter	116,254
Total undiscounted lease payments	$191,298
Less: imputed interest	(80,825)
Total lease liability	$110,473

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

As of June 30, 2021, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2020	10,432,822	$15.11
Granted	358,581	92.72
Exercised	(981,962)	9.55
Cancelled	(350,741)	20.02
Balance at June 30, 2021	9,458,700	$18.45

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,401,732	$20.91
Granted	797,595	99.27
Vested	(438,120)	19.32
Cancelled	(129,177)	45.08
Balance at June 30, 2021	1,632,030	$57.72

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$8,624	$4,360	$17,146	$8,613
General and administrative	4,630	2,876	9,084	5,536
Total	$13,254	$7,236	$26,230	$14,149

As of June 30, 2021, the unrecognized compensation cost related to outstanding options was $66.3 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

As of June 30, 2021, the unrecognized compensation cost related to restricted stock units was $83.3 million which is expected to be recognized as expense over a weighted-average period of approximately 3.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.5%	1.4%
Expected volatility	76.6%	77.2%
Expected term (in years)	5.2	5.6
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2021 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445
Exercise of stock options, net of issuance costs	—	—	613,015	1	5,647	—	—	5,648
Issuance of common stock upon vesting of restricted stock units	—	—	430,620	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,976	—	—	12,976
Public offering of common stock and issuance of pre-funded warrants, net of issuance costs	—	—	5,122,807	5	432,440	—	—	432,445
Unrealized loss on investments	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	(45,089)	(45,089)
Balance at March 31, 2021	2,794,549	$3	93,888,679	$94	$1,392,279	$(260)	$(602,021)	$790,095
Exercise of stock options, net of issuance costs	—	—	368,947	—	3,681	—	—	3,681
Issuance of common stock upon vesting of restricted stock units	—	—	7,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,254	—	—	13,254
Unrealized gain on investments	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	(55,133)	(55,133)
Balance at June 30, 2021	2,794,549	$3	94,265,126	$94	$1,409,214	$(86)	$(657,154)	$752,071

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2020 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	188,315	—	949	—	—	949
Issuance of common stock upon vesting of restricted stock units	—	—	77,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,913	—	—	6,913
Unrealized gain on investments	—	—	—	—	—	120	—	120
Net loss	—	—	—	—	—	—	(33,520)	(33,520)
Balance at March 31, 2020	2,794,549	$3	75,996,075	$76	$636,062	$142	$(417,065)	$219,218
Exercise of stock options, net of issuance costs	—	—	310,727	—	2,548	—	—	2,548
Issuance of common stock upon vesting of restricted stock units			7,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,236	—	—	7,236
Public offering of common stock, net of issuance costs	—	—	7,108,796	7	188,784	—	—	188,791
Private placement of common stock, net of issuance costs	—		1,766,160	2	49,973	—	—	49,975
Issuance of stock to collaboration partner, net of issuance costs	—	—	1,612,904	2	33,932	—	—	33,934
Unrealized gain on investments	—	—	—	—	—	481	—	481
Net loss	—	—	—	—	—	—	(28,072)	(28,072)
Balance at June 30, 2020	2,794,549	$3	86,802,162	$87	$918,535	$623	$(445,137)	$474,111

9.	Subsequent Events

Under the terms of the Amended MSK License, in the event a licensed product achieves a specified clinical milestone, MSK is eligible to receive certain milestone payments based on the trading price of the Company’s common stock, where the amount of such payments owed to MSK is contingent upon the price of the Company’s common stock exceeding certain, pre-specified thresholds following the date of achievement of such specified clinical milestone. In July 2021, the Company achieved the specified clinical milestone for a licensed product under the Amended MSK License and the Company’s ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, MSK is eligible to receive the first milestone payment of $20.0 million. The associated fair value of this milestone payment has been recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Due to the global outbreak of SARS-CoV-2, the novel strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the six months ended June 30, 2021. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

During June 2021, we achieved a pre-defined research milestone under the Janssen Agreement and recorded a $3.0 million receivable.

During the three and six months ended June 30, 2021, we recognized $10.9 million and $19.5 million, respectively, of collaboration revenue under the Janssen Agreement. During each of the three and six months ended June 30, 2020, we recognized $3.5 million of collaboration revenue under the Janssen Agreement. As of June 30, 2021, aggregate deferred revenue related to the Janssen Agreement was $56.8 million.

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

During the three and six months ended June 30, 2021, we recognized $2.5 million and $5.0 million, respectively, of collaboration revenue under the Ono Agreement. During the three and six months ended June 30, 2020, we recognized $2.0 million and $4.5 million, respectively, of collaboration revenue under the Ono Agreement. As of June 30, 2021, aggregate deferred revenue related to the Ono Agreement was $5.2 million.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2021.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Increase/
	2021	2020	(Decrease)
Collaboration revenue	$13,412	$5,465	$7,947
Research and development expense	48,023	26,669	21,354
General and administrative expense	12,168	7,503	4,665
Total other income (expense), net	(8,354)	635	(8,989)

Collaboration Revenue. During the three months ended June 30, 2021 and 2020, we recognized revenue of $13.4 million and $5.5 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $48.0 million for the three months ended June 30, 2021, compared to $26.7 million for the three months ended June 30, 2020. The increase in research and development expenses was attributable primarily to the following:

•	$10.1 million increase in employee compensation and benefits expense, including $4.3 million in employee stock-based compensation expense;
•	$5.1 million increase in third-party professional consultant and clinical trial related expense; and
•

$5.1 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $12.2 million for the three months ended June 30, 2021, compared to $7.5 million for the three months ended June 30, 2020. The increase in general and administrative expenses was attributable primarily to a $3.2 million increase in employee compensation and benefits expense, including $1.8 million in employee stock-based compensation expense, and a $0.4 million increase in cash compensation to third-party professional consultants.

Other income (expense), net. Other income (expense), net was ($8.4) million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we recorded $8.7 million in expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended June 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Other income (expense), net for the three months ended June 30, 2020 consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		Increase/
	2021	2020	(Decrease)
Collaboration revenue	$24,552	$7,980	$16,572
Research and development expense	92,873	55,947	36,926
General and administrative expense	24,668	15,232	9,436
Total other income (expense), net	(7,233)	1,607	(8,840)

Collaboration Revenue. During the six months ended June 30, 2021 and 2020, we recognized revenue of $24.6 million and $8.0 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $92.9 million for the six months ended June 30, 2021, compared to $55.9 million for the six months ended June 30, 2020. The increase in research and development expenses was attributable primarily to the following:

•	$21.1 million increase in employee compensation and benefits expense, including $8.5 million in employee stock-based compensation expense;
•

$14.0 million increase in clinical development and manufacturing expenses and in expenditures for laboratory materials and supplies relating to the conduct of our research activities, including under our collaboration agreements; and

•	$0.7 million increase in facility lease and related expenses primarily relating to our future headquarters lease.

General and administrative expenses. General and administrative expenses were $24.7 million for the six months ended June 30, 2021, compared to $15.2 million for the six months ended June 30, 2020. The increase in general and administrative expenses was attributable primarily to the following:

•	$6.7 million increase in employee compensation and benefits expense, including $3.5 million in employee stock-based compensation expense;
•	$1.2 million increase in facility lease and related expenses primarily relating to our future headquarters lease; and
•	$1.1 million increase in insurance, legal, accounting and tax expenses.

Other income (expense), net. Other income (expense), net was ($7.2) million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we recorded $8.0 million in expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the six months ended June 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Other income (expense), net for the three months ended June 30, 2020 consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2021, we had an accumulated deficit of $657.1 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $59.2 million compared to cash provided by operating activities of $12.2 million during the six months ended June 30, 2020. The primary driver of this change in cash used in operating activities was our increase in net loss and decrease in deferred revenue, partially offset by an increase in stock-based compensation expense and an increase in the fair value of stock price appreciation milestones.

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

During the three months ended June 30, 2021, we achieved a pre-defined research milestone under the Janssen Agreement and recorded a $3.0 million receivable. As of June 30, 2021, no royalties have been paid to us.

In connection with the Janssen Agreement, we have incurred $13.6 million in sublicense fees to certain of our existing licensors, of which $13.3 million has been paid as of June 30, 2021. The $13.6 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 and to the achievement of certain clinical, regulatory and commercial milestones in specified territories, we are eligible to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of June 30, 2021, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions. As of June 30, 2021, no royalties have been paid to us.

In connection with the Ono Agreement and the Ono Letter Agreement, we have incurred $4.0 million in sublicense fees to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of June 30, 2021, all such consideration has been paid, with $2.0 million paid during the six months ended June 30, 2021.

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

As of June 30, 2021, we recorded a liability of $55.7 million associated with the stock price appreciation milestones for the Amended MSK License. In July 2021, the Company achieved a specified clinical milestone for a licensed product under the Amended MSK License and the Company’s ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, MSK is eligible to receive the first milestone payment of $20.0 million.

Investing Activities

During the six months ended June 30, 2021, investing activities used cash of $473.3 million compared to cash provided by investing activities of $59.1 million during the six months ended June 30, 2020. The change was primarily attributable to an increase in the purchases of investments of $629.2 million, which was partially offset by an increase of $112.8 million in the maturities of investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2021, financing activities provided cash of $441.8 million, which consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $9.3 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

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

From our inception through June 30, 2021, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2021, we had aggregate cash and cash equivalents and investments of $845.1 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of June 30, 2021, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

We believe our existing cash and cash equivalents and investments as of June 30, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into an amended and restated license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of June 30, 2021, the estimated fair value of the stock price appreciation milestones was $55.7 million.

Changes in the price our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

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

•

The global novel coronavirus, SARS-CoV-2 (COVID-19), pandemic could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development of our product candidates.

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

•

our prioritization of other of our product candidates for advancement or the emergence of competing product candidates developed by others, including a decision to cease research and development of any existing product candidate due to the potential obsolescence of our product candidate by a competing product or product candidate or our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more a favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position;

•

challenges and delays in trial execution associated with our testing of multiple product candidates in the same indication in different clinical trials, as well as competition from biotechnology and pharmaceutical companies, universities, and other research institutions for patients and clinical trial sites;

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

•

difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from patients enrolling in studies of therapeutic product candidates sponsored by us or our competitors and difficulties resulting from patient availability as a result of shelter-in-place orders, mandated travel restrictions, prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic;

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we or our third-party manufacturers may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel, key contractors, laboratory equipment, and materials and supplies for the manufacture of our product candidates. These problems may include employee absenteeism and supply chain failures or delays relating to the COVID-19 pandemic. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and more may be authorized in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

The COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources. The pandemic has had, and we expect it will continue to have, an impact on our operations and on the operations of our collaborators, third-party contractors and other entities, including governmental agencies with which we interact. In particular, state and local regulations requiring during certain periods that a significant portion of our employees work remotely has had an impact on our operations and research and development of our product candidates. Additionally, at times we have been subject to temporary pauses in enrollment and dosing implemented by some clinical trial sites due to COVID-19, and some clinical trial sites have also restricted initiation of new trials at times as well as visits by sponsors and clinical research organizations (CROs) for ongoing trials to protect both site staff and patients from possible COVID-19 exposure.

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

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the identification of new variants of the virus, future waves of infection, and the actions taken to contain the pandemic or mitigate its impact. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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

In addition, certain of our clinical trial sites at times have delayed or paused patient enrollment in clinical trials as a result of the COVID-19 pandemic, and quarantines or other travel limitations relating to the COVID-19 pandemic may impede patient movement and affect access to study sites, which may further impact patient enrollment in our clinical trials. The extent and duration of such delays and disruptions, and the overall impact on the timing and conduct of our clinical trials, are uncertain. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Affordable Care Act (ACA) was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been many judicial, executive, and Congressional challenges to numerous aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada and to continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede biosimilar competition. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for our existing product candidates or any future product candidates we may develop. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

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

We are experiencing rapid growth and as of June 30, 2021, we had 356 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

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

We make public statements about our use and disclosure of personal information through our privacy policy information provided on our internet platform and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractual partners fail to comply with our published policies, certifications and documentation. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us could cause our customers to reduce their use of our products and services and could materially and adversely affect our business, financial condition and results of operations. In many jurisdictions, enforcement actions and consequences for non-compliance can be significant and are rising. In addition, from time to time, concerns may be expressed about whether our products, services or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, retention, security, disclosure, transfer and other processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our third-party service providers. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers whose sensitive personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify customers or other counterparties of a security breach. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded in a manner that requires changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with contract partners and the physician and patient community and have a material and adverse impact on our business.

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

As of June 30, 2021, our cash and cash equivalents and investments were $845.1 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2021, we had an accumulated deficit of $657.1 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Changes in our stock price may also trigger financial obligations under our licensing arrangements. For example, pursuant to the terms of our license agreement with MSK, MSK is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of a specified clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under our license agreement with MSK and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. Accordingly, MSK is eligible to receive the first milestone payment of $20.0 million; however, the uncertainty of the price of our common stock at or after the achievement of any future milestones results in an inability to ascertain the timing and exact amounts of any such future milestone payments in advance.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of July 29, 2021, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 39.6% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 47.05%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. Additionally, the Coronavirus Aid, Relief, and Economic Security Act, which, among other things, suspended the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.
b)	None.
c)	None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: August 4, 2021	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)