Form 10-Q
period 2021-09-30
FATE THERAPEUTICS INC
filed 2021-11-04
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from to .

Commission File Number 001-36076

FATE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1311552
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12278 Scripps Summit Drive, San Diego, CA	92131
(Address of principal executive offices)	(Zip Code)

(858) 875-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	FATE	Nasdaq Global Market

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

As of October 28, 2021, 95,492,766 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,180	$167,347
Accounts receivable	7,311	5,515
Short-term investments and related maturity receivables	549,521	315,569
Prepaid expenses and other current assets	7,701	5,892
Total current assets	693,713	494,323
Long-term investments	124,877	—
Property and equipment, net	74,617	32,308
Operating lease right-of-use assets	64,970	67,084
Restricted cash	15,227	15,227
Collaboration contract assets	11,158	13,506
Other assets	9	9
Total assets	$984,571	$622,457

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,439	$6,283
Accrued expenses	54,003	15,564
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	23,545	21,144
Operating lease liabilities, current portion	4,697	3,355
Stock price appreciation milestones, current portion	—	36,018
Total current liabilities	91,884	85,564
Deferred revenue, net of current portion	32,563	46,021
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	104,360	93,943
Stock price appreciation milestones, net of current portion	24,632	11,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2021 and December 31, 2020; Class A Convertible Preferred shares issued and outstanding—2,794,549 at September 30, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at September 30, 2021 and 150,000,000 at December 31, 2020; issued and outstanding—95,361,312 at September 30, 2021 and 87,722,237 at December 31, 2020	95	88
Additional paid-in capital	1,430,769	941,216
Accumulated other comprehensive gain (loss)	(73)	70
Accumulated deficit	(700,462)	(556,932)
Total stockholders’ equity	730,332	384,445
Total liabilities and stockholders’ equity	$984,571	$622,457

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Collaboration revenue	$14,225	$7,558	$38,777	$15,538
Operating expenses:
Research and development	53,130	30,694	146,004	86,641
General and administrative	15,718	8,351	40,385	23,583
Total operating expenses	68,848	39,045	186,389	110,224
Loss from operations	(54,623)	(31,487)	(147,612)	(94,686)
Other income:
Interest income	289	447	1,012	2,054
Change in fair value of stock price appreciation milestones	11,026	(27,644)	3,070	(27,644)
Total other income (expense), net	11,315	(27,197)	4,082	(25,590)
Net loss	$(43,308)	$(58,684)	$(143,530)	$(120,276)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	13	(311)	(143)	290
Comprehensive loss	$(43,295)	$(58,995)	$(143,673)	$(119,986)
Net loss per common share, basic and diluted	$(0.45)	$(0.68)	$(1.52)	$(1.49)
Weighted-average common shares used to compute basic and diluted net loss per share	95,409,201	86,887,280	94,396,485	80,715,564

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Operating activities
Net loss	$(143,530)	$(120,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,644	2,226
Stock-based compensation	39,770	21,992
Accretion and amortization of premiums and discounts on investments, net	3,995	821
Amortization of collaboration contract assets	2,708	1,260
Deferred revenue	(11,057)	59,937
Change in fair value of stock price appreciation milestones	(3,070)	27,644
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	(3,243)
Prepaid expenses and other assets	(1,921)	(12,204)
Accounts payable and accrued expenses	16,287	(2,626)
Right-of-use assets and lease liabilities, net	2,392	5,904
Net cash used in operating activities	(92,577)	(18,565)
Investing activities
Purchases of property and equipment	(32,335)	(2,660)
Purchases of investments	(794,712)	(92,337)
Maturities of investments	431,746	99,950
Net cash provided by (used in) investing activities	(395,301)	4,953
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	17,265	4,770
Proceeds from public offering of common stock, net of issuance costs	411,766	188,784
Proceeds from issuance of pre-funded warrants, net of issuance costs	20,680	—
Proceeds from private placement of common stock, net of issuance costs	—	50,000
Proceeds from sale of common stock to collaboration partner, net of issuance costs	—	33,934
Proceeds from CIRM award	—	440
Net cash provided by financing activities	449,711	277,928
Net change in cash, cash equivalents and restricted cash	(38,167)	264,316
Cash, cash equivalents and restricted cash at beginning of the period	182,574	100,041
Cash, cash equivalents and restricted cash at end of the period	$144,407	$364,357
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$3,622	$1,183
Right-of use assets obtained in exchange for lease obligations	$1,546	$48,099

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

As of September 30, 2021, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Private Placements of Common Stock

In June 2020, in connection with the June 2020 public offering of common stock, the Company exercised its right to cause an existing shareholder, Johnson & Johnson Innovation-JJDC, Inc. (JJDC), to purchase $50.0 million in shares of the Company’s common stock, and JJDC purchased in a private placement 1.8 million shares of the Company’s common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million. In April 2020, in connection with the Janssen Agreement described in Note 2, JJDC purchased in a private placement 1.6 million shares of the Company’s common stock at a price of $31.00 per share, for aggregate proceeds of $50.0 million. The shares of common stock purchased in the private placements were not subject to any underwriting discounts or commissions.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 19 (COVID-19), the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the nine months ended September 30, 2021. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the ongoing COVID-19 pandemic on the Company’s operations, are currently unknown. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$129,180	$349,130
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$144,407	$364,357

For each of the nine months ended September 30, 2021 and 2020, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit of $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed by the Company with the SEC on February 24, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

For the three and nine months ended September 30, 2021, the Company realized a net loss of $43.3 million and $143.5 million, respectively. Shares of potentially dilutive securities totaled 23.9 million for the three and nine months ended September 30, 2021, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 9.9 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

For the three and nine months ended September 30, 2020, the Company realized a net loss of $58.7 million and $120.3 million, respectively. Shares of potentially dilutive securities totaled 26.1 million for the three and nine months ended September 30, 2020, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 12.1 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

During the nine months ended September 30, 2021, the Company achieved a research milestone under the Janssen Agreement and received a cash payment of $3.0 million. In accordance with ASC 606, the Company determined that the $3.0 million milestone receivable represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the $3.0 million milestone receivable in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the $3.0 million milestone was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

In connection with the Janssen Agreement, the Company has incurred $13.6 million in sublicense fees to certain of its existing licensors as of September 30, 2021. The $13.6 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended September 30, 2021 and 2020, the Company recognized $0.8 million and $0.5 million of such expense, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized $1.5 million and $0.8 million of such expense, respectively. As of September 30, 2021, the Janssen Agreement contract asset balance was $10.4 million.

The Company recognized revenue of $11.2 million and $30.7 million under the Janssen Agreement for the three and nine months ended September 30, 2021, respectively. Such revenue comprised $7.1 million associated with research and development services and $4.1 million associated with the upfront fee and Equity Premium for the three months ended September 30, 2021, and $21.0 million associated with research and development services and $9.7 million associated with the upfront fee and Equity Premium for the nine months ended September 30, 2021. The Company recognized revenue of $5.6 million and $9.1 million for the three and nine months ended September 30, 2020, respectively. Such revenue comprised $2.4 million associated with research and development services and $3.2 million associated with the upfront fee and Equity Premium for the three months ended September 30, 2020, and $4.1 million associated with research and development services and $5.0 million associated with the upfront fee and Equity Premium for the nine months ended September 30, 2020. As of September 30, 2021, aggregate deferred revenue related to the Janssen Agreement was $52.7 million, of which $20.2 million is classified as current.

As of September 30, 2021, the Company has received $23.9 million in aggregate research and development fees from Janssen.

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

The Company also assessed, in connection with the upfront, non-refundable and non-creditable payment of $10.0 million received in September 2018 and the $5.0 million prepayment of the first-year research and development fees in October 2018, and concluded that there was not a significant financing component to the Ono Agreement.

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

In accordance with ASC 606, the Company concluded that the $10.0 million milestone payment associated with the Ono Letter Agreement represented an increase in the initial transaction price under the Ono Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the $10.0 million milestone payment in an amount equal to the proportional percentage of actual costs incurred under the Ono Agreement as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The remaining unrecognized revenue associated with the $10.0 million milestone was recorded to deferred revenue and is being recognized as revenue over the expected term of conduct of research services.

In connection with the Ono Agreement and the Ono Letter Agreement, the Company has incurred $4.0 million in sublicense fees to certain of its existing licensors as of September 30, 2021. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $0.1 million of such expense, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized $0.8 million and $0.4 million of such expense, respectively. As of September 30, 2021, the Ono Agreement contract asset balance was $0.7 million.

The Company recognized revenue of $3.0 million and $8.1 million under the Ono Agreement for the three and nine months ended September 30, 2021, respectively. Such revenue comprised $1.5 million associated with research services and $1.5 million associated with the upfront payment for the three months ended September 30, 2021, and $4.0 million associated with research services and $4.1 million associated with the upfront payment for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company recognized revenue of $1.9 million and $6.5 million, respectively, under the Ono Agreement. Such revenue comprised $1.3 million associated with research services and $0.6 million associated with the upfront payment for the three months ended September 30, 2020, and $4.3 million associated with research services and $2.2 million associated with the upfront payment for the nine months ended September 30, 2020. As of September 30, 2021, aggregate deferred revenue related to the Ono Agreement was $3.4 million, all of which is classified as current.

As of September 30, 2021, the Company has received $16.0 million in aggregate research and development fees from Ono.

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

The following table summarizes the common stock multiples and the stock price appreciation milestone payments under the terms of the agreement:

Common stock multiple	5.0x	10.0x	15.0x
Ten-trading day trailing average common stock price	$50.18	$100.36	$150.54
Stock price appreciation milestone payment (in millions)	$20.0	$30.0	$25.0

In July 2021, the Company achieved the specified clinical milestone for a licensed product under the Amended MSK License and the Company’s ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, MSK is eligible to receive the first milestone payment of $20.0 million. As of September 30, 2021, the payable is included in accrued expenses as a current liability.

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of September 30, 2021:

	As of September 30,	As of December 31,
	2021	2020
Risk-free interest rate	1.8%	1.5%
Expected volatility	77.0%	78.1%
Estimated term (in years)	17.3	18.0
Closing stock price as of remeasurement date	$59.27	$90.93

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2021, the Company recorded $11.0 million and $3.1 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of September 30, 2021, the Company recorded a liability of $24.6 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of September 30, 2021, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2021 and December 31, 2020 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$—	$—	$—	$—
Non-U.S. government securities	1 or less	14,182	(1)	—	14,181
Municipal securities	1 or less	16,312	(2)	1	16,311
Corporate debt securities	1 or less	206,191	(72)	20	206,139
Commercial paper	1 or less	312,889	(8)	9	312,890
Total short-term investments		$549,574	$(83)	$30	$549,521
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$70,833	$(5)	$15	$70,843
Municipal securities	Greater than 1	9,041	(10)	—	9,031
Corporate debt securities	Greater than 1	45,023	(21)	1	45,003
Total long-term investments		$124,897	$(36)	$16	$124,877

December 31, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$39,736	$—	$31	$39,767
Non-U.S. government securities	1 or less	5,054	—	2	5,056
Municipal securities	1 or less	3,082	(1)	—	3,081
Corporate debt securities	1 or less	159,947	(68)	124	160,003
Commercial paper	1 or less	107,680	(18)	—	107,662
Total short-term investments		$315,499	$(87)	$157	$315,569

As of September 30, 2021 and December 31, 2020, the Company had $1.7 million and $1.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and nine months ended September 30, 2021 and 2020, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Financial assets:
Money market funds	$129,180	$129,180	$—	$—
U.S. Treasury debt securities	70,843	70,843	—	—
Non-U.S. government securities	14,181	—	14,181	—
Municipal securities	25,342	—	25,342	—
Corporate debt securities	251,142	—	251,142	—
Commercial paper	312,890	—	312,890	—
Total financial assets measured at fair value on a recurring basis	$803,578	$200,023	$603,555	$—

Financial liabilities:
Stock price appreciation milestones	$24,632	$—	$—	$24,632
Total financial liabilities measured at fair value on a recurring basis	$24,632	$—	$—	$24,632

As of December 31, 2020
Financial assets:
Money market funds	$167,347	$167,347	$—	$—
U.S. Treasury debt securities	39,767	39,767	—	—
Non-U.S. government securities	5,056	—	5,056	—
Municipal securities	3,081	—	3,081	—
Corporate debt securities	160,003	—	160,003	—
Commercial paper	107,662	—	107,662	—
Total assets measured at fair value on a recurring basis	$482,916	$207,114	$275,802	$—

Financial liabilities:
Stock price appreciation milestones	$47,702	$—	$—	$47,702
Total financial liabilities measured at fair value on a recurring basis	$47,702	$—	$—	$47,702

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

There were no Level 3 assets held by the Company as of September 30, 2021.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2021 from $59.27 to $65.20 per share would have decreased the income recorded during the three months ended September 30, 2021 by $2.6 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at September 30, 2021 from $59.27 to $53.34 per share would have increased the income recorded during the three months ended September 30, 2021 by $2.5 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2020	$47,702
Achievement of $20.0 million stock price appreciation milestone	(20,000)
Changes in fair value of stock price appreciation milestones liability	(3,070)
Balance at September 30, 2021	$24,632

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued milestone payment under the Amended MSK License	$20,000	$—
Accrued payroll and other employee benefits	12,200	4,815
Accrued clinical trial related costs	11,005	5,244
Accrued other	10,798	5,505
Total current accrued expenses	$54,003	$15,564

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

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing spaces (the Premises). The Premises are located in San Diego, California and the Company moved its corporate headquarters to the Premises in August 2021. Lease payments commenced in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of September 30, 2021, the Company had fully utilized the tenant improvements allowance. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

As of September 30, 2021, future undiscounted minimum contractual payments under the Company’s operating leases were $187.6 million, which will be paid over a remaining weighted-average lease term of 12.9 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Straight-line lease expense	$3,538	$3,039	$10,617	$8,948
Variable lease expense	529	608	1,120	1,633
Total operating lease expense	$4,067	$3,647	$11,737	$10,581

No short-term lease expense was recognized during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, total lease expense associated with short-term leases was $0.2 million and $0.4 million, respectively.

Future minimum lease payments under the Company’s operating leases as of September 30, 2021 are as follows (in thousands):

Operating Lease Payments
Remaining in 2021	$3,662
2022	13,313
2023	12,988
2024	13,378
2025	13,779
2026	14,193
Thereafter	116,254
Total undiscounted lease payments	$187,567
Less: imputed interest	(78,510)
Total lease liability	$109,057

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

As of September 30, 2021, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2020	10,432,822	$15.11
Granted	384,582	92.40
Exercised	(2,066,398)	8.42
Cancelled	(623,388)	21.85
Balance at September 30, 2021	8,127,618	$19.95

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2020	1,401,732	$20.91
Granted	1,037,163	96.66
Vested	(449,870)	19.77
Cancelled	(232,755)	48.60
Balance at September 30, 2021	1,756,270	$62.27

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$8,577	$4,696	$25,723	$13,309
General and administrative	$4,963	3,147	14,047	8,683
Total	$13,540	$7,843	$39,770	$21,992

As of September 30, 2021, the unrecognized compensation cost related to outstanding options was $56.5 million and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

As of September 30, 2021, the unrecognized compensation cost related to restricted stock units was $92.1 million which is expected to be recognized as expense over a weighted-average period of approximately 3.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.5%	1.2%
Expected volatility	76.6%	77.5%
Expected term (in years)	5.2	5.6
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2021 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445
Exercise of stock options, net of issuance costs	—	—	613,015	1	5,647	—	—	5,648
Issuance of common stock upon vesting of restricted stock units	—	—	430,620	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,976	—	—	12,976
Public offering of common stock and issuance of pre-funded warrants, net of issuance costs	—	—	5,122,807	5	432,440	—	—	432,445
Unrealized loss on investments	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	(45,089)	(45,089)
Balance at March 31, 2021	2,794,549	$3	93,888,679	$94	$1,392,279	$(260)	$(602,021)	$790,095
Exercise of stock options, net of issuance costs	—	—	368,947	—	3,681	—	—	3,681
Issuance of common stock upon vesting of restricted stock units	—	—	7,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,254	—	—	13,254
Unrealized gain on investments	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	(55,133)	(55,133)
Balance at June 30, 2021	2,794,549	$3	94,265,126	$94	$1,409,214	$(86)	$(657,154)	$752,071
Exercise of stock options, net of issuance costs	—	—	1,084,436	1	8,015	—	—	8,016
Issuance of common stock upon vesting of restricted stock units	—	—	11,750	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,540	—	—	13,540
Unrealized loss on investments	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(43,308)	(43,308)
Balance at September 30, 2021	2,794,549	$3	95,361,312	$95	$1,430,769	$(73)	$(700,462)	$730,332

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

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 19 (COVID-19), we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the nine months ended September 30, 2021. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we have implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the ongoing COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, are currently unknown. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

During the nine months ended September 30, 2021, we achieved a pre-defined research milestone under the Janssen Agreement and received a cash payment of $3.0 million.

During the three and nine months ended September 30, 2021, we recognized $11.2 million and $30.7 million, respectively, of collaboration revenue under the Janssen Agreement. During each of the three and nine months ended September 30, 2020, we recognized $5.6 million and $9.1 million of collaboration revenue under the Janssen Agreement, respectively. As of September 30, 2021, aggregate deferred revenue related to the Janssen Agreement was $52.7 million.

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

During the three and nine months ended September 30, 2021, we recognized $3.0 million and $8.1 million, respectively, of collaboration revenue under the Ono Agreement. During the three and nine months ended September 30, 2020, we recognized $1.9 million and $6.5 million, respectively, of collaboration revenue under the Ono Agreement. As of September 30, 2021, aggregate deferred revenue related to the Ono Agreement was $3.4 million.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2021.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Collaboration revenue	$14,225	$7,558	$6,667
Research and development expense	53,130	30,694	22,436
General and administrative expense	15,718	8,351	7,367
Total other income (expense), net	11,315	(27,197)	38,512

Collaboration Revenue. During the three months ended September 30, 2021 and 2020, we recognized revenue of $14.2 million and $7.6 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $53.1 million for the three months ended September 30, 2021, compared to $30.7 million for the three months ended September 30, 2020. The increase in research and development expenses was attributable primarily to the following:

•
$10.2 million increase in employee compensation and benefits expense, including $3.9 million in employee stock-based compensation expense;
•
$5.9 million increase in third-party professional consultant and clinical trial related expense; and
•
$4.2 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $15.7 million for the three months ended September 30, 2021, compared to $8.4 million for the three months ended September 30, 2020. The increase in general and administrative expenses was attributable primarily to a $3.5 million increase in employee compensation and benefits expense, including $1.8 million in employee stock-based compensation expense, and a $1.8 million increase in office and computer supplies, including software licenses.

Other income (expense), net. Other income (expense), net was $11.3 million and ($27.2) million for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, we recorded $11.0 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended September 30, 2020, we recorded $27.6 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2020 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		Increase/
	2021	2020	(Decrease)
Collaboration revenue	$38,777	$15,538	$23,239
Research and development expense	146,004	86,641	59,363
General and administrative expense	40,385	23,583	16,802
Total other income (expense), net	4,082	(25,590)	29,672

Collaboration Revenue. During the nine months ended September 30, 2021 and 2020, we recognized revenue of $38.8 million and $15.5 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $146.0 million for the nine months ended September 30, 2021, compared to $86.6 million for the nine months ended September 30, 2020. The increase in research and development expenses was attributable primarily to the following:

•
$ 31.3 million increase in employee compensation and benefits expense, including $12.4 million in employee stock-based compensation expense;
•
$13.0 million increase in third-party professional consultant and clinical trial related expense; and
•
$10.9 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $40.4 million for the nine months ended September 30, 2021, compared to $23.6 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was attributable primarily to the following:

•
$10.2 million increase in employee compensation and benefits expense, including $5.4 million in employee stock-based compensation expense;
•
$2.5 million increase in office and computer supplies, including software licenses; and
•
$1.2 million increase in facility lease and related expenses primarily relating to our new headquarters lease.

Other income (expense), net. Other income (expense), net was $4.1 million and ($25.6) million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we recorded $3.1 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the nine months ended September 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the nine months ended September 30, 2020, we recorded $27.6 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the nine months ended September 30, 2020 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2021, we had an accumulated deficit of $700.5 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $92.6 million compared to cash used in operating activities of $18.6 million during the nine months ended September 30, 2020. The primary drivers of this change in cash used in operating activities was our increase in net loss and the one-time receipt of the $50.0 million upfront payment from Janssen in connection with entering into the Janssen Agreement in April 2020, which did not repeat in 2021. The change in cash from the period is also attributed to the decrease in deferred revenue, increase in prepaid expenses, and increase in accrued liabilities.

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

During the nine months ended September 30, 2021, we achieved a pre-defined research milestone under the Janssen Agreement and received a cash payment of $3.0 million. As of September 30, 2021, no royalties have been paid to us.

In connection with the Janssen Agreement, we have incurred $13.6 million in sublicense fees to certain of our existing licensors, of which $13.3 million has been paid as of September 30, 2021. The $13.6 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 and to the achievement of certain clinical, regulatory and commercial milestones in specified territories, we are eligible to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United

States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of September 30, 2021, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions. As of September 30, 2021, no royalties have been paid to us.

In connection with the Ono Agreement and the Ono Letter Agreement, we have incurred $4.0 million in sublicense fees to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of September 30, 2021, all such consideration has been paid, with $2.0 million paid during the nine months ended September 30, 2021.

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

As of September 30, 2021, we recorded a liability of $24.6 million associated with the stock price appreciation milestones for the Amended MSK License. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, MSK is eligible to receive the first milestone payment of $20.0 million. As of September 30, 2021, this payment is unpaid and included in accrued expenses as a current liability.

Investing Activities

During the nine months ended September 30, 2021, investing activities used cash of $395.3 million compared to cash provided by investing activities of $5.0 million during the nine months ended September 30, 2020. The change was primarily attributable to an increase in the purchases of investments of $794.7 million, which was partially offset by an increase of $431.7 million in the maturities of investments. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2021, financing activities provided cash of $449.7 million, which consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $17.3 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

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

From our inception through September 30, 2021, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2021, we had aggregate cash and cash equivalents and investments of $803.6 million.

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

Public Offering of Common Stock

In January 2021, we completed a public offering of common stock in which investors, certain of which are affiliated with a director of ours, purchased 5.1 million shares of our common stock at a price of $85.50 per share under a shelf registration statement. In addition, we issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of our common stock (Pre-Funded Warrants). The purchase price of for the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. See Note 8 for additional detail. Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $460.0 million. After giving effect to $27.6 million in underwriting discounts, commissions and expenses related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $432.4 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of September 30, 2021, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

Registration Statement on Form S-3

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

We believe our existing cash and cash equivalents and investments as of September 30, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, MSK is eligible to receive the first milestone payment of $20.0 million. As of September 30, 2021, the payable is included in accrued expenses as a current liability. See Note 2 of the unaudited condensed consolidated financial statements for additional detail surrounding our stock price appreciation milestone obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into an amended and restated license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of September 30, 2021, MSK is eligible to receive the first milestone payment of $20.0 million, and the estimated fair value of the stock price appreciation milestones for the remaining milestones was $24.6 million.

Changes in the price our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

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

•
Our product candidates represent a novel therapeutic approach to treating cancer, and may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.
•
We use induced pluripotent stem cell technology and gene-editing technology in the creation of our product candidates. Both technologies are relatively new technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval. If we are unable to use these technologies in the creation of our product candidates, our business would be significantly harmed.
•
We may face delays in initiating, conducting or completing our clinical trials, including due to difficulties enrolling patients in our clinical trials, and we may not be able to initiate, conduct or complete them at all.
•
Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, these initial, interim and preliminary data may not be observed in ongoing or future clinical trials involving these product candidates.
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
•
The ongoing global coronavirus, SARS-CoV-2 (COVID-19), pandemic could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development and manufacture of our product candidates.

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
•
difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from patients enrolling in studies of therapeutic product candidates sponsored by us or our competitors and difficulties resulting from patient availability as a result of shelter-in-place orders, mandated travel restrictions, prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the ongoing COVID-19 pandemic;
•
difficulties determining suitable doses and schedules of our novel cell product candidates for evaluation in clinical trials;

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
•
securing and maintaining the support of clinical investigators and investigational sites, including investigators and sites who may conduct clinical trials under an investigator-sponsored IND with our financial support, and obtaining institutional review board (IRB) approval at each site for the conduct of our clinical trials;
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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to the COVID-19 pandemic;
•
challenges in distributing our product candidates to clinical trial sites, or failure to establish effective protocols for the supply and transport of our product candidates;
•
the costs of conducting clinical trials or manufacturing of our product candidates being greater than we anticipate or the timelines for these activities being longer than we anticipate;
•
regulatory authorities or data monitoring committees requiring or recommending suspension, termination or a clinical hold for various reasons, including concerns about patient safety or the safety of novel therapeutics derived from pluripotent or genome edited therapies;
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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we or our third-party manufacturers have been, and may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel and key contractors, and delays or pauses in the production and delivery of laboratory equipment, materials and supplies necessary for the manufacture of our product candidates. These problems may include workforce reductions, employee absenteeism and attrition, and supply chain failures or delays relating to the COVID-19 pandemic or other events affecting raw material supply or manufacturing capabilities. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We are subject to risks associated with the spread of the coronavirus, SARS-CoV-2 (COVID-19), and the global pandemic could seriously impact the research and development of our product candidates.

The ongoing COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources. The pandemic has had, and we expect it will continue to have, an impact on our operations and on the operations of our collaborators, third-party contractors and other entities, including governmental agencies with which we interact. In particular, state and local regulations requiring during certain periods that a significant portion of our employees work remotely has had an impact on our operations and research and development of our product candidates. We have also experienced delays in obtaining materials and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers. Additionally, at times we have been subject to temporary pauses in enrollment and dosing implemented by some clinical trial sites due to COVID-19, and some clinical trial sites have also restricted initiation of new trials at times as well as visits by sponsors and clinical research organizations (CROs) for ongoing trials to protect both site staff and patients from possible COVID-19 exposure.

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

All of our current product candidates are based on our novel iPSC platform, and some of our product candidates utilize novel genome editing technologies. To date, no iPSC-derived therapeutic product candidates have been approved in the United States or worldwide, and there have been only a limited number of regulatory approvals of genome edited therapeutics, and similarly a limited number of clinical trials involving the use of a therapeutic product candidate manufactured using a master iPSC line or genome edited cells. The development of such complex cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop iPSC-derived and genome edited cellular immunotherapies is ongoing. We may determine to incorporate information learned from this research into the design of our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations, or they may exhibit undesirable side effects as more patient data become available. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. Moreover, our genome editing approach may cause unintended changes to the DNA such as a non-target site gene editing, a large deletion or a DNA translocation, any of which could lead to oncogenesis or other adverse effects. As with any new biologic or product developed using novel technologies, our product candidates have an unknown immunogenicity profile. As a result, our cellular immunotherapy product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

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

Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies, and in October 2021, it was reported that the FDA placed a clinical hold on all allogeneic CAR T-cell clinical studies being conducted by a company that reported a chromosomal abnormality in a patient treated with one of their product candidates highlighting the technical and regulatory risk of working with new technology. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for cell therapy product candidates based on other, better known or more extensively studied technologies and therapeutic approaches.

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

Additionally, some clinical trials of our product candidates performed to date were generated from open-label studies and are being conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which treatment regimen patients have received and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the preliminary data from our Phase 1 clinical trials of certain of our product candidates may not be predictive of future clinical trial results for these or other product candidates when studied in a controlled environment or larger patient populations.

From time to time, we also publish interim, “top-line,” or preliminary data from our clinical studies based on a preliminary analysis of then-available data. Preliminary or interim data from clinical trials that we are conducting are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, the duration of treatment increases and more patient data become available. For example, although we reported positive interim clinical data from our FT516 and FT596 programs for patients with relapsed / refractory B-cell lymphoma, we may encounter dose-limiting toxicities or unacceptable side effects for these product candidates as dose escalation and expansion progresses in our clinical trials and additional patient data become available. Our preliminary or interim results and related conclusions also are subject to change following a more comprehensive review of the data related to the particular study or trial. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects, financial condition and results of operations.

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

If these third parties and CROs do not successfully carry out their contractual duties or obligations, meet expected deadlines or successfully complete activities as planned, or if the quality or accuracy of the research, preclinical development, process development, manufacturing, or clinical data they obtain is compromised due to the failure to adhere to applicable regulatory and manufacturing requirements or for other reasons, our research, preclinical development, process development and manufacturing activities, and clinical trials, and the development of our product candidates, may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Further, if our agreements with third parties or CROs are terminated for any reason, the development of our product candidates may be delayed or impaired, and we may be unable to advance our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or impaired.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, on July 9, 2021, President Biden issued an executive order affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of these changes and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

The loss of any member of our senior management team or our inability to attract and retain key personnel and consultants could adversely affect our business.

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. The loss of any members of our senior management team could adversely impact our operations if we experience difficulties in recruiting and hiring qualified successors. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. In addition, we may be required to provide compensation in excess of historical levels in order to recruit and retain personnel in the current market. If we are not able to retain and attract necessary personnel and consultants to perform the requisite operational roles and accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We expect to continue to expand our development and manufacturing operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We are experiencing rapid growth and as of September 30, 2021, we had 390 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

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

As a result of the ongoing COVID-19 pandemic, various aspects of our business operations have been, and could continue to be, disrupted. In response to the pandemic, we implemented a work from home policy, with our administrative employees continuing their work outside of our offices, and imposed onsite occupancy limits, restricting on-site staff to only those required to execute certain laboratory, manufacturing and related support activities, and requiring self-health testing prior to coming onsite. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, and clinical trial sites. In addition, as a result of shelter-in-place orders or other mandated travel restrictions, our on-site staff conducting research and development, preclinical studies, and manufacturing activities may not be able to access our laboratories or manufacturing space, and these core activities may be significantly limited or curtailed, possibly for an extended period of time, which could impair our ability to complete IND-enabling studies or select future development candidates. Our business operations may be further disrupted if our manufacturing facility becomes subject to a viral contamination requiring a suspension of manufacturing activities, or if any of our employees, officers or directors, or their respective personal or business contacts, contract an illness related to COVID-19 that renders them unable to perform their duties as a result.

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

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and privacy and security requirements under HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act (CCPA) and its related regulations, and (once effective) the California Privacy Rights Act (CPRA) amending the CCPA, which establish additional data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of September 30, 2021, our cash and cash equivalents and investments were $803.6 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2021, we had an accumulated deficit of $700.5 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of October 28, 2021, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.0% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 49.2%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

We have also registered or intend to register all shares of our common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, certain of our executive officers, employees and affiliates have established or may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures, and fluctuations in costs, particularly due to changes in labor costs and material costs. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the repeal of certain provisions of the ACA may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected. In addition, if we are unable to manage cost fluctuations and inflationary pressures, including prices of materials, costs of labor, it may adversely impact our operating performance, expenses and results.

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

Fate Therapeutics, Inc.

Date: November 4, 2021	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)