Form 10-K
period 2021-12-31
FATE THERAPEUTICS INC
filed 2022-02-28
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-36076

FATE THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-1311552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12278 Scripps Summit Drive, San Diego, California	92131
(Address of principal executive offices)	(Zip Code)

(858) 875-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	FATE	NASDAQ Global Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,960,000,000 as of June 30, 2021 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 24, 2022 was 96,427,693.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021 pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

•
Our product candidates represent a novel therapeutic approach to treating cancer and may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.
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
•
Initial, interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, results from our ongoing or future clinical trials involving our product candidates may differ materially from initial, interim and preliminary data.
•
The manufacture and distribution of our cell product candidates are complex and subject to a multitude of risks. These risks could substantially limit the clinical and commercial supply of our product candidates and increase our costs, and the development and commercialization of our product candidates could be significantly delayed or restricted if the United States Food and Drug Administration (FDA) or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.
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
•
We depend on third party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us and our third-party contract manufacturers in the production of our product candidates, the loss of which could adversely impact our ability to conduct our clinical trials or commercialize our product candidates, if approved.
•
The ongoing global coronavirus, SARS-CoV-2 (COVID-19), pandemic could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development and manufacture of our product candidates.
•
We may face challenges recruiting and retaining key personnel due to labor market changes, availability of qualified candidates, and competition for employees from other companies.
•
We may face cost fluctuations and inflationary pressures, including increases in prices of materials and costs of labor, which may adversely impact our operating performance, expenses, and results.
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
•
The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community and may require additional generation of evidence development around areas like the anticipated budget impact, comparative costs and benefits relative to standard of care and other value demonstrations.
•
We face increasing competition in an environment of rapid technological change from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•
The success of our existing product candidates is substantially dependent on developments within the field of cellular immunotherapy, some of which are beyond our control.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
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

Utilizing this therapeutic approach, we are advancing a pipeline of programmed cellular immunotherapies, including off-the-shelf natural killer (NK) and T-cell product candidates derived from clonal master iPSC lines for the treatment of cancer. The following table summarizes our programmed cellular immunotherapies currently under development:

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of medical benefit for cell therapy exists across a broad spectrum of severe, life-threatening diseases. Clinical investigation of cell-based cancer immunotherapy has been rapidly expanding. One particular form of cell-based cancer immunotherapy, chimeric antigen receptor (CAR) T-cell therapy, has emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. In fact, multiple CAR T-cell therapies have now been approved by the United States Food and Drug Administration (FDA) for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL), relapsed / refractory diffuse large B-cell lymphoma (DLBCL), and relapsed / refractory multiple myeloma (MM).

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

Rather than rely on the use of a patient’s own cells, we seek to use clonal master iPSC lines to manufacture, develop and commercialize first-in-class cellular immunotherapies. We believe our approach has the potential to improve cell product consistency and potency, reduce manufacturing costs, shorten time to treatment and reach more patients.

Our Strategy

The key pillars of our strategy are to:

•
Exploit our leadership position in iPSC technology to develop and commercialize off-the-shelf cell products for the treatment of cancer. Human iPSCs, with their unique capacity to be indefinitely expanded and differentiated in culture into any type of cell in the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent in many of the cell therapy product candidates undergoing development today, including the requirement to source, isolate, engineer and expand cells from an individual patient or healthy donor with each batch of production. These batch-to-batch manufacturing requirements are logistically complex and expensive, and can result in variable cell product identity, purity and potency as well as manufacturing failures.

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

We have amassed significant expertise in the manufacture of NK cells and T cells from clonal master iPSC lines. Our expertise includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating and cryopreserving clonal master iPSC lines; differentiating these clonal master cell iPSC lines to produce NK cells and T cells; and regulatory affairs experience to enable clinical investigation of iPSC-derived cell products. We believe our iPSC-derived NK cell and T-cell product candidates have the potential to be administered in multi-dose, multi-cycle treatment regimens, including in combination with other cancer treatments, to drive deeper and more durable responses.

•
Forge collaborations with leading researchers and top medical centers to accelerate development of and rapidly translate our iPSC-derived cell product candidates into first-in-human clinical trials. The research and development of iPSC-derived cell product candidates requires an exceptional team of people and scientific, manufacturing and clinical expertise across a range of disciplines. We have and will continue to seek collaborations with leading researchers, investigators and top medical centers for the research, development, manufacture and clinical translation of our iPSC-derived cell product candidates. Among our collaborations is a research partnership with the University of Minnesota, led by Dr. Jeffrey S. Miller, a renowned NK cell biologist and clinical investigator, to support the development of certain of our iPSC-derived NK cell product candidates. We also have a research partnership with Memorial Sloan Kettering Cancer Center, led by Dr. Michel Sadelain, a renowned T-cell biologist and a recognized founder of CAR T-cell therapy, to support the development of our iPSC-derived CAR T-cell product candidates. We believe this approach to research and development will maximize our potential to successfully build our iPSC product platform, accelerate the clinical translation and clinical investigation of our iPSC-derived cell product candidates, and efficiently establish clinical proof-of-concept for our iPSC-derived cell product candidates.
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
•
Efficiently develop and commercialize first-in-class cellular immunotherapies for severe, life-threatening diseases where treatment options are limited. We are clinically developing first-in-class cellular immunotherapies to improve the lives of patients with severe, life-threatening diseases, where the unmet need is significant and where regulatory agencies offer efficient and expedited development and review programs. For example, in December 2021, the FDA granted regenerative medicine advanced therapy (RMAT) designation to FT516 for the treatment of relapsed / refractory DLBCL. The RMAT program provides for early interactions with the FDA to discuss potential pathways for accelerated approval. Due to high incidences of morbidity and mortality and the rare disease nature of certain of our target indications, we believe clinical trials that we conduct will generally require relatively small numbers of subjects and that our development path to approval may be efficient.

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

CD16 consists of two genomic variants, 158V and 158F, that confer high or low binding affinity, respectively, to the Fc domain of IgG antibodies. Numerous clinical studies with FDA-approved tumor-targeting antibodies, including rituximab (FDA-approved for certain cancers of the blood and lymphatic system), trastuzumab (FDA-approved for certain breast and gastric cancers) and cetuximab (FDA-approved for certain head and neck, non-small cell lung and colorectal cancers), have demonstrated that patients homozygous for the 158V variant, which is present in only about 15% of patients, have improved clinical outcomes. In addition, the expression of CD16 on NK cells has been shown to undergo considerable down-regulation in cancer patients, which can significantly limit anti-tumor activity.

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

We are studying FT516 in an ongoing, multi-center Phase 1 clinical trial. To our knowledge, FT516 is the first-ever engineered iPSC-derived cell therapy cleared for clinical investigation in the United States. The Phase 1 trial is designed to assess the safety and determine the maximum dose of FT516 in adult patients with selected hematologic malignancies. The trial assesses two treatment regimens: FT516 as a monotherapy in patients with relapsed / refractory acute myeloid leukemia (AML) testing three separate dose cohorts (90 million cells per dose; 300 million cells per dose; 900 million cells per dose) (Regimen A); and FT516 in combination with CD20-targeted monoclonal antibody therapy in patients with advanced B-cell lymphoma (BCL) who have previously failed or progressed on CD20-targeted monoclonal antibody therapy testing four separate dose cohorts (30 million cells per dose; 90 million cells per dose; 300 million cells per dose; 900 million cells per dose) (Regimen B). The treatment schedule consists of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), CD20-targeted monoclonal antibody therapy (Regimen B only), and three once-weekly doses of FT516 each with IL-2 cytokine support. For those patients who are clinically stable at Day 29, a second treatment cycle may be administered.

We have reported interim Phase 1 clinical data for both Regimen A in relapsed / refractory AML and Regimen B in relapsed / refractory BCL:

•
Interim Phase 1 Clinical Data in AML. We have reported interim Phase 1 clinical data for nine patients with relapsed / refractory AML treated with FT516 as monotherapy in the first and second dose cohorts (90 million and 300 million cells per dose, respectively) as of an April 16, 2021 cutoff date. No dose-limiting toxicities (DLTs) and no events of any grade of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or graft-versus-host disease (GvHD) were reported by investigators. Six of the nine patients showed anti-leukemia activity following treatment with FT516 as evidenced by on-treatment reductions in bone marrow blasts, with four patients achieving an objective response reflecting complete clearance of leukemic blasts in the bone marrow. Three of the four responding patients achieved a best overall response of complete remission with incomplete hematologic recovery (CRi) based on 2017 ELN response criteria. We have completed dose escalation in Regimen A.
•
Interim Phase 1 Clinical Data in BCL. We have reported interim Phase 1 clinical data for twenty patients with relapsed / refractory BCL treated with FT516 in combination with rituximab in the first, second, third, and fourth dose cohorts (30 million, 90 million, 300 million, and 900 million cells per dose, respectively) as of an October 18, 2021 cutoff date. No DLTs and no events of any grade of CRS, ICANS, or GvHD were reported by investigators. Of the 18 patients treated in the second, third, and fourth dose cohorts, 10 patients were naïve to treatment with autologous CD19-targeted chimeric antigen receptor (CAR) T-cell therapy and eight patients were previously treated with autologous CD19-targeted CAR T-cell therapy. Of the 10 patients naïve to treatment with CAR T-cell therapy, eight patients achieved an objective response (80%), including five patients who achieved a complete response (50%), as assessed by PET-CT scan per Lugano 2014 criteria. Of the eight patients previously treated with CAR T-cell therapy, three patients achieved an objective response (38%), all of which were complete responses, as assessed by PET-CT scan per Lugano 2014 criteria. All 11 responding patients continued in ongoing response at three months following initiation of treatment (61%), and eight of these patients continued in ongoing response (44%) as of the data cutoff date at a median follow-up of 8.3 months.

We have completed dose escalation in Regimen B, and have initiated the dose-expansion stage of our Phase 1 study for the treatment of relapsed / refractory BCL at 900 million cells per dose. We are enrolling patients in three disease-specific expansion cohorts: patients with relapsed / refractory aggressive lymphomas who have previously been treated with CD19-targeted CAR T-cell therapy; patients with relapsed / refractory aggressive lymphomas who are naïve to treatment with CD19-targeted CAR T-cell therapy; and patients with relapsed / refractory follicular lymphoma. In addition, we are also enrolling patients in an expansion cohort, without fludarabine and cyclophosphamide based lympho-conditioning chemotherapy that combines FT516 with rituximab-bendamustine (R-Benda), a standard-of-care regimen for the treatment of BCL.

In December 2021 we announced regenerative medicine advanced therapy (RMAT) Designation was granted by the FDA to FT516 for relapsed/refractory DLBCL. RMAT designation is an FDA program designed to expedite the development and review of regenerative medicine therapies, including cell-based cancer immunotherapies, that have demonstrated the potential to address an unmet medical need based on preliminary clinical evidence. The program allows for early and frequent interactions with the FDA, and enables regulatory authority guidance on efficient drug development, pathways for accelerated approval, and approaches to fulfill post-approval requirements. We plan to engage with the FDA to discuss CMC, manufacturing, and clinical development considerations for late-stage development of FT516, including pathways for accelerated approval.

FT596: iPSC-derived, hnCD16, CAR19, IL15-RF Engineered NK Cell Product Candidate

CAR T-cell therapy has recently emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. Since 2017, three CAR T-cell therapies have been approved by the FDA for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL) and relapsed / refractory diffuse large B-cell lymphoma (DLBCL). While most researchers and clinical investigators continue to focus on the development of autologous or allogeneic CAR T-cell therapies, we are developing CAR NK cell product candidates derived from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

FT596 is an investigational off-the-shelf CAR NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT596 incorporates three anti-tumor functional modalities: a proprietary CAR optimized for NK cell biology that targets B-cell antigen CD19; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment antibody-dependent cellular cytotoxicity, enabling targeting of tumor-associated antigens such as CD20; and an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells. Together, these features are intended to enable multi-antigen targeting, of malignant B cells, augment ADCC, and enhance cell persistence.

We are studying FT596 in an ongoing, multi-center Phase 1 clinical trial for the treatment of relapsed / refractory B-cell malignancies. The Phase 1 trial is designed to assess the safety and determine the maximum dose of FT596 in adult patients. The trial includes five treatment regimens, each enrolling patients in up to four dose cohorts (30 million cells per dose; 90 million cells per dose; 300 million cells per dose and 900 million cells per dose): FT596 as a monotherapy for patients with relapsed / refractory B-cell lymphoma (BCL) (Regimen A1); FT596 in combination with rituximab for patients with relapsed / refractory BCL (Regimen B1); FT596 in combination with obinutuzumab for patients with relapsed / refractory follicular lymphoma (FL) (Regimen B2); FT596 as a monotherapy for patients with relapsed / refractory chronic lymphocytic leukemia (CLL) (Regimen A2); and FT596 in combination with obinutuzumab for patients with relapsed / refractory CLL (Regimen B3). The treatment schedule consists of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), CD20-targeted monoclonal antibody therapy (Regimens B1, B2, and B3 only), and up to two doses of FT596. For those patients with evidence of clinical benefit at Day 29, a second treatment cycle may be administered.

At the ASH 2021 Annual Meeting, we have reported interim Phase 1 clinical data for both Regimens A1 and B1 as of an October 11, 2021 cutoff date:

•
Interim Phase 1 Clinical Data in Regimen A1. We have reported interim Phase 1 clinical data for 12 patients with relapsed / refractory BCL treated with FT596 as monotherapy in the first, second, and third single-dose cohorts (30 million, 90 million, and 300 million cells, respectively). No DLTs and no events of any grade of ICANS or GvHD were reported by investigators. One low-grade adverse event (Grade 1) of CRS was reported, which was of limited duration and resolved without intensive care treatment. Of the 12 patients treated in the first (n=3), second (n=4), and third (n=5) dose cohorts, eight patients achieved an objective response (67%), including three patients who achieved a complete response (25%), as assessed by PET-CT scan per Lugano 2014 criteria. Of the nine patients treated in the second and third dose cohorts, seven patients achieved an objective response (78%), including three patients who achieved a complete response (33%), as assessed by PET-CT scan per Lugano 2014 criteria. Of the seven responding patients, five patients were treated with a second FT596 single-dose cycle and continued in ongoing response at a median follow-up of 4.1 months, including one patient in ongoing complete response at 8.1 months; one patient was treated with only one FT596 single-dose cycle, reached six months in complete response, and subsequently had disease progression at 6.5 months; and one patient was treated with only one FT596 single-dose cycle and had disease progression at 1.7 months.
•
Interim Phase 1 Clinical Data in Regimen B1. We have reported interim Phase 1 clinical data for 12 patients with relapsed / refractory BCL treated with FT596 in combination with rituximab in the first, second, and third single-dose cohorts (30 million, 90 million, and 300 million cells, respectively). No DLTs and no events of any grade of ICANS or GvHD were reported by investigators. Two low-grade adverse events (one Grade 1; one Grade 2) of CRS were reported, which were of limited duration and resolved without intensive care treatment. Of the 12 patients treated in the first (n=3), second (n=4), and third (n=5) dose cohorts, six patients achieved an objective response (50%), including five patients who achieved a complete response (42%), as assessed by PET-CT scan per Lugano 2014 criteria. Of the nine patients treated in the second and third dose cohorts, six patients achieved an objective response (67%), including five patients who achieved a complete response (56%), as assessed by PET-CT scan per Lugano 2014 criteria. All six responding patients were treated with a second FT596 single-dose cycle. Five responding patients continued in ongoing response at a median follow-up of 4.6 months, including two patients in ongoing complete response at 6.0 and 10.8 months; and one responding patient reached six months in complete response and subsequently had disease progression at 6.7 months.

Subsequent to the October 11, 2021 cutoff date, data from eight additional patients were reported, including an additional patient in the third single-dose cohort of Regimen B1 who was evaluable for initial anti-tumor response, and seven patients in the fourth single-dose cohorts (n=1 in Regimen A1; n=6 in Regimen B1) who were evaluable for safety and initial anti-tumor response. No DLTs and no events of any grade of CRS, ICANS or GvHD were reported by investigators. Of these eight patients, five patients – all of whom were treated in the fourth single-dose cohort of Regimen B1 – achieved an objective response, including four patients who achieved a complete response, as assessed by PET-CT scan per Lugano 2014 criteria following completion of the first FT596 single-dose cycle.

Enrollment in the dose-escalation stage is currently ongoing in Regimens A1 and B1 in relapsed / refractory BCL and in Regimens A2 and B3 in relapsed / refractory CLL.

In April 2020, the FDA allowed a second IND application for the clinical investigation of FT596 for the prevention of relapse in patients with BCL who have undergone autologous hematopoietic stem cell transplant (HSCT) and are considered high risk for early relapse. The Phase 1 clinical trial, which is sponsored by investigators from the Masonic Cancer Center, University of Minnesota, is designed to assess the safety and determine the maximum dose of FT596 in combination with CD20-targeted monoclonal antibody therapy. The ongoing clinical trial is expected to enroll up to 18 patients in up to three dose cohorts (90 million cells per dose; 300 million cells per dose and 900 million cells per dose). FT596 is administered as a single dose with CD20-targeted monoclonal antibody therapy approximately 30 days following HSCT.

FT538: iPSC-derived, hnCD16, IL15-RF, CD38KO Engineered NK Cell Product Candidate

Multiple myeloma is a hematologic malignancy characterized by the proliferation of malignant plasma cells. In multiple myeloma, malignant plasma cells accumulate in the bone marrow and produce abnormal antibodies called M proteins, which can cause kidney damage, bone destruction, and impaired immune function. While multiple approved drugs with novel mechanisms have improved disease management over the past decade, multiple myeloma is rarely curable and a significant majority of patients are expected to relapse.

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

We are studying FT538 in an ongoing, multi-center Phase 1 clinical trial designed to assess the safety and determine the maximum dose of FT538 in up to 105 adult patients. The trial includes two treatment regimens, each enrolling patients in up to four dose cohorts (100 million cells per dose; 300 million cells per dose; 1 billion cells per dose; and 1.5 billion cells per dose): FT538 as monotherapy for patients with relapsed / refractory AML (Regimen A); and FT538 in combination with daratumumab for patients with relapsed / refractory multiple myeloma who have failed at least two lines of therapy (Regimen B). The treatment schedule consists of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), daratumumab (Regimen B only), and three once-weekly doses of FT538. Dose escalation is currently ongoing in Regimens A and B.

We have reported interim Phase 1 clinical data for Regimen A in relapsed / refractory AML:

•
Interim Phase 1 Clinical Data in AML. We have reported interim Phase 1 clinical data for three patients with relapsed / refractory AML treated with FT538 as monotherapy in the first dose cohort (100 million cells per dose) as of an April 16, 2021 cutoff date. Of the three patients enrolled in the first dose cohort, two were evaluable for safety and anti-leukemic activity and one patient discontinued from the study prior to completion of the first treatment cycle due to clinical evidence of failure to respond to therapy. No DLTs and no events of any grade of CRS, ICANS, or GvHD were reported by investigators. Both evaluable patients showed anti-leukemic activity following treatment with FT538 as evidenced by on-treatment reduction in bone marrow blasts, with one patient achieving a best overall response of CRi based on 2017 ELN response criteria.

The FDA also allowed a second IND application for the clinical investigation of FT538 for the treatment of relapsed / refractory AML. The Phase 1 clinical trial, which is sponsored and managed by investigators from the Masonic Cancer Center, University of Minnesota, is designed to assess the safety and determine the maximum dose of FT538 in combination with daratumumab in up to 50 adult patients. The treatment schedule consists of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), daratumumab, and three once-weekly doses of FT538. Enrollment in the dose-escalation stage is currently ongoing.

In March 2021, the FDA allowed our IND application for the clinical investigation of FT538 in combination with monoclonal antibody therapy for the treatment of advanced solid tumors. We are studying FT538 in an ongoing, multi-center Phase 1 clinical trial designed to assess the safety and determine the maximum dose of FT538 in up to 189 adult patients. The clinical protocol includes assessment of FT538 in combination with one of four monoclonal antibodies: EGFR-targeted cetuximab; HER2-targeted trastuzumab; PDL1-targeted avelumab; and PD1-targeted pembrolizumab. Each patient is eligible to receive up to two FT538 treatment cycles, with each cycle consisting of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), monoclonal antibody therapy, and three once-weekly doses of FT538. Enrollment in the dose-escalation stage is currently ongoing.

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

We are studying FT576 in an ongoing, multi-center Phase 1 clinical trial designed to assess the safety and determine the maximum dose of FT576 following outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine) in up to 168 adult patients. The trial includes four treatment regimens: Regimen A as a single dose of FT576; Regimen A1 as two doses of FT576; Regimen B as a single dose of FT576 in combination with daratumumab; and Regimen B1 as two doses of FT576 in combination with daratumumab. Enrollment in the dose-escalation stage is currently ongoing.

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

In April 2020, we entered into a license agreement with DFCI under which we were granted certain exclusive rights to intellectual property covering novel antibody fragments that uniquely and specifically bind the alpha-3 domain of MICA/B. FT536 is an investigational off-the-shelf NK cell cancer immunotherapy derived from a clonal engineered master iPSC line. FT536 incorporates four functional modifications: a proprietary CAR that targets the alpha-3 domain of MICA/B; a novel high-affinity, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to augment ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that promotes survival, proliferation and trans-activation of NK cells and CD8 T cells; and the complete elimination of CD38 expression to mitigate the potential for NK cell fratricide.

In December 2021, the FDA allowed our IND application for the clinical investigation of FT536 as monotherapy and in combination with monoclonal antibody therapy for the treatment of advanced solid tumors. We are initiating a multi-center Phase 1 clinical trial designed to assess the safety and determine the maximum dose of FT536. The clinical protocol includes assessment of FT536 in combination with one of five monoclonal antibodies: EGFR-targeted cetuximab; HER2-targeted trastuzumab; EGFR- and cMet-targeted amivantamab; PDL1-targeted avelumab; and PD1-targeted pembrolizumab. Each patient is eligible to receive up to two FT536 treatment cycles, with each cycle consisting of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), monoclonal antibody therapy, and three once-weekly doses of FT536.

FT573: iPSC-derived, CAR NK Cell Product Candidate Targeting B7H3

B7H3 (CD276) belongs to the B7 superfamily of immune checkpoint molecules. B7H3 protein is aberrantly overexpressed in a wide variety of cancers, with limited expression at low level in normal tissues, and is often associated with poor prognosis. Recent studies have shown that B7H3 is a critical promoter of tumorigenesis and metastasis, and its expression is a metabolic hallmark of cancer. Multiple modalities targeting B7H3 have shown early clinical activity in patients with advanced solid tumors.

We are developing FT573, a preclinical NK cell product candidate derived from a clonal engineered master iPSC line. FT573 incorporates a B7H3-targeted CAR construct comprised of a single-domain targeting sequence derived from a novel anti-B7H3 camelid antibody. Camelid antibody-derived single-domain fragments are desirable antigen binding strategies as they maintain high target affinity and specificity associated with conventional antibodies, while at the same time demonstrate good physiochemical stability, reduced immunogenicity, and preferred agility associated with their reduced size. In in vitro preclinical studies, we have shown that FT573 cells exhibit antigen-specific cytotoxicity as evidenced by enhanced cytokine release and degranulation.

FT819: iPSC-derived, TCR-KO, TRAC-targeted CAR19 Engineered T-Cell Product Candidate

In addition to our development of iPSC-derived CAR NK cell product candidates, we are also developing CAR T-cell product candidates derived from clonal master engineered iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors.

In September 2016, we announced a multi-year research partnership with Memorial Sloan Kettering Cancer Center for the development of off-the-shelf engineered T-cell product candidates using clonal master iPSC lines and, in July 2019, we extended the partnership for an additional three years. Research and development activities under the collaboration are being led by Dr. Michel Sadelain, Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at Memorial Sloan Kettering Cancer Center.

In connection with the formation of our research partnership with Memorial Sloan Kettering Cancer Center, we exclusively licensed from Memorial Sloan Kettering foundational intellectual property covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs, for human therapeutic use. We also secured an option to exclusively license intellectual property arising from all research and development activities under the partnership. In May 2018, we licensed from Memorial Sloan Kettering Cancer Center additional intellectual property covering compositions of novel CAR constructs, including the 1XX CAR construct, and of genetically engineered CAR T cells, including methods of making these cells using CRISPR for certain targeted gene modifications. Embodiments of this additional intellectual property include preclinical data published by Dr. Sadelain demonstrating that directing a CD19-specific CAR to the T-cell receptor (TCR) alpha constant (TRAC) locus results in uniform CAR expression in human peripheral blood T cells, enhances T-cell potency, and delays effector T-cell differentiation and exhaustion, and that CAR T cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor activity, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion.

FT819 is an investigational off-the-shelf CAR T-cell cancer immunotherapy derived from a clonal engineered master iPSC line with complete elimination of TCR expression and the novel 1XX CAR targeting CD19 inserted into the TRAC locus. Together, these features are intended to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression and completely eliminate TCR expression to mitigate GvHD.

In preclinical studies, we have shown that FT819 cells:

•
display antigen-specific anti-tumor potency in vitro, including cytokine release and targeted cellular cytotoxicity, comparable to peripheral blood CD19-specific CAR T-cells;
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

We are studying FT819 in an ongoing, multi-center Phase 1 clinical trial designed to assess the safety and determine the maximum dose of FT819 following outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine) in up to 297 adult patients across three types of B-cell leukemias and lymphomas. The trial includes assessment of three treatment regimens, with enrollment to each occurring independently among the three disease types: Regimen A as a single dose of FT819; Regimen B as a single dose of FT819 with IL-2 cytokine support; and Regimen C as three doses of FT819. Enrollment in the dose-escalation stage is currently ongoing.

Initial Proof-of-Concept Clinical Studies

FT500. Our first clinical investigation of an off-the-shelf NK cell cancer immunotherapy derived from a clonal master iPSC line was the conduct of a Phase 1 clinical trial of FT500, which was designed to assess the safety and tolerability of FT500 in adult patients with advanced solid tumors both as a monotherapy and in combination with FDA-approved immune checkpoint inhibitor (ICI) therapies in patients that have failed prior ICI therapy. To our knowledge, FT500 was the first-ever iPSC-derived cell therapy cleared for clinical investigation in the United States. In November 2021, we reported clinical data from the dose-expansion stage of the Phase 1 clinical trial of FT500 as of an October 1, 2021 cutoff date. The Phase 1 dose-expansion treatment schedule consisted of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), checkpoint inhibitor therapy, and three once-weekly doses of FT500 each with IL-2 cytokine support. For those patients clinically stable at Day 29, a second treatment cycle, without lympho-conditioning chemotherapy, was available for administration. Ten heavily pre-treated patients with classical Hodgkin lymphoma or non-small cell lung cancer (NSCLC) were administered FT500. No events of any grade of CRS, ICANS, or GvHD, were reported by investigators. Enrollment in the Phase 1 clinical trial of FT500 is closed, and we do not plan to conduct any further development of FT500.

FT516. We also conducted a Phase 1 clinical trial of FT516 to assess its safety and activity in combination with avelumab, an anti-PDL1 checkpoint inhibitor therapy, in adult patients with advanced solid tumors. In November 2021, we reported clinical data from the dose-escalation stage of the Phase 1 clinical trial of FT516 as of an October 1, 2021 cutoff date. The Phase 1 dose-escalation treatment schedule consisted of outpatient lympho-conditioning chemotherapy (cyclophosphamide and fludarabine), avelumab, and three once-weekly doses of FT516 each with IL-2 cytokine support. For those patients clinically stable at Day 29, a second treatment cycle, with lympho-conditioning chemotherapy, was available for administration. Twelve heavily pre-treated patients with advanced solid tumors were administered FT516. No events of any grade of ICANS or GvHD, were reported by investigators. A single case of Grade 1 CRS was reported. Enrollment in the Phase 1 clinical trial of FT516 is closed, and we do not plan to conduct any further development of FT516 in advanced solid tumors.

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

During 2021, we achieved a pre-defined research milestone associated with a product candidate directed to a first tumor-associated antigen under the Janssen Agreement and received a cash payment of $3.0 million.

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

As of February 18, 2022, our intellectual property portfolio is composed of over 400 issued patents and 150 patent applications that we license from academic and research institutions, and over 300 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology and Platform

As of February 18, 2022, we own over 20 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any U.S. patents issued from these patent applications are expected to have statutory expiration dates ranging from 2031 to 2042.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human iPSCs from somatic cells and, as of February 18, 2022, includes 16 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an OCT4 protein. OCT4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any U.S. patents that may issue from these pending patent applications are expected to have statutory expiration dates ranging from 2024 to 2029.

We also have exclusive licenses from The Scripps Research Institute to a portfolio of seven patent families relating to compositions and methods for reprogramming mammalian somatic cells, which covers non-genetic and viral-free reprogramming mechanisms, including the use of various small molecule classes and compounds and the introduction of cell-penetrating proteins to reprogram mammalian somatic cells. This portfolio includes issued U.S. patents (including U.S. Patents 8,044,201 and 8,691,573) that provide composition of matter protection for a class of small molecules, including thiazovivin, that is critical for inducing the generation, and maintaining the pluripotency, of iPSCs, and compositions and methods of using the small molecule. Any issued U.S. patents and any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates ranging from 2026 to 2031.

We also have exclusively licensed from the J. David Gladstone Institutes (Gladstone) intellectual property covering the generation of iPSCs using CRISPR-mediated gene activation. This approach for inducing pluripotency uses CRISPR to directly target a specific location of the genome and activate endogenous gene expression, and does not rely on established methods of cellular reprogramming that require the transduction of multiple transcription factors. Any U.S. patents that may issue from patent applications pending in the U.S. and internationally in this portfolio are expected to have a statutory expiration date in 2038.

We also have licensed exclusive rights to four families of patent applications from the University of Minnesota. As of February 18, 2022 this portfolio includes over 70 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2035 and 2038.

We also have exclusively licensed from The Memorial Sloan-Kettering Cancer Center (MSK) intellectual property covering the production and composition of iPSC-derived T cells and their use in cellular immunotherapy, and have a license from MSK to two patent families covering novel CAR constructs as well as off-the-shelf CAR T cells, including the use of CRISPR and other innovative technologies for their production. Collectively, this portfolio covers compositions of CAR constructs, compositions of T cells and NK cells derived from pluripotent cells which are engineered with CARs, methods of engineering pluripotent cell lines, methods of deriving CAR-T cells from CAR expressing pluripotent stem cells, and methods of using CRISPR for producing off-the-shelf T-cell immunotherapies. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2034 and 2038.

In addition, we have licensed exclusive rights from the Max Delbruck Center for Molecular Medicine (MDC) to intellectual property directed to novel humanized antibody fragments, antigen-binding domains and CAR constructs that uniquely target and specifically bind B-cell Maturation Antigen (BCMA). Under the license agreement, we are granted an exclusive license for use in allogeneic engineered pluripotent stem cells. Any patents issuing from patent applications pending in the U.S. and internationally in this portfolio are expected to have statutory expiration dates between 2033 and 2037.

We have also licensed exclusive rights from the Dana-Farber Cancer Institute to certain intellectual property covering novel antibody fragments that uniquely and specifically bind the alpha-3 domain of MICA/B. We are granted exclusive worldwide rights for use in iPSC-derived cellular therapeutics for the treatment of human disease under the license agreement. Any patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates in 2038.

Intellectual Property Relating to CRISPR Engineering

In August 2019, we entered into a license agreement with Inscripta, Inc. Under the license agreement, we obtained a royalty-free, irrevocable license to a patent portfolio covering the composition, production and use of MAD7, a novel gene-editing CRISPR endonuclease from the Eubacterium rectale genome. The intellectual property includes issued patents and pending applications broadly applicable to MAD7 and the editing of mammalian cells. Our license covers the making and using of MAD7 for editing iPSCs, making master engineered iPSC lines and using master engineered iPSC lines to manufacture human therapeutic products. We expect U.S. patents related to this work to have statutory expiration dates starting in 2037.

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 18, 2022, we own 16 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes over 150 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2042.

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

Under the terms of the license agreement, we are required to pay to MDC an annual license maintenance fee during the term of the agreement. We also are required to make product development, regulatory and sales milestones payments to MDC of up to $11 million per product. If commercial sales of a licensed product commence, we will pay MDC royalties at percentage rates ranging in the low single digits on net sales of licensed products in countries where such product is protected by patent rights. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country, and our royalty payments will be reduced by other payments we are required to make to third parties in certain circumstances until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, MDC is also entitled to receive a percentage of the sublicensing income received by us.

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

Dana-Farber Cancer Institute

In April 2020, we entered into a license agreement with the Dana-Farber Cancer Institute (DFCI) for rights relating to novel antibody fragments that uniquely and specifically bind the alpha-3 domain of MICA/B. Under our license agreement with DFCI, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights in the field of iPSC-derived cellular therapeutics for the treatment of human disease, and a non-exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights in the field of cellular therapeutics for the treatment of human disease. DFCI retains the right to practice and to license to other academic, government and non-profit institutes to practice the patent rights for research, teaching and education purposes, as well as to license third parties to practice the patents rights to make or sell research reagents or other research tools solely for use in research. Our licenses are also subject to pre-existing rights of the U.S. government.

Under the terms of the license agreement, we are required to make minimum annual payments to DFCI throughout the term of the agreement. We also are required to make development, commercialization and sales milestones payments to DFCI of up to $25 million per licensed product. If commercial sales of a licensed product commence, we will pay DFCI royalties at percentage rates ranging in the low single digits on net sales of licensed products in countries where such product is protected by licensed patent rights. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights covering licensed products in such country, and our royalty payments will be reduced by other payments we are required to make to third parties in certain circumstances until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, DFCI is also entitled to receive a percentage of the sublicensing income received by us.

Under our agreement with DFCI, we are obligated to use reasonable efforts to develop and bring one or more licensed products to the marketplace through a program of development, production and distribution, including by meeting certain diligence benchmarks with respect to exclusively licensed products.

The agreement will continue until the expiration of the last to expire licensed patent. DFCI may terminate the agreement for cause, including if we default in the performance of any of our obligations and fail to cure the default within a specified grace period, if an officer of ours (or of an affiliate or sublicensee) is convicted of a felony related to the manufacture, use, sale or important or a licensed product, if we cease to carry out our business or become bankrupt or insolvent, and if we institute a proceeding to challenge the patent rights. DFCI may also terminate our exclusive license if we fail to materially comply with our diligence obligations. We may terminate the agreement for any reason in its entirety or on a product-by-product or country-by-country basis upon prior written notice to DFCI and payment of all amounts due to DFCI through the date of termination.

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

We are manufacturing our iPSC-derived cell product candidates for use in research, preclinical development, and clinical development. In September 2019, we opened our first cGMP compliant manufacturing facility for the clinical production of our iPSC-derived cell product candidates. This cGMP facility, located in San Diego, California, is custom designed for the manufacture of off-the-shelf cell product candidates using clonal master iPSC lines as the starting cell source. The state-of-the-art facility has been commissioned and qualified, and we have been issued a drug manufacturing license by the State of California, Department of Health Services, Food and Drug Branch. In January 2020, we entered into a new lease agreement for office, laboratory, and manufacturing space (the Premises), which is also designed to include cGMP manufacturing. The Premises are located in San Diego, California and we moved our corporate headquarters to the Premises in August 2021. We intend to extend the manufacture of our iPSC-derived cell product candidates to this facility starting in 2022.

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

Marketing, Market Access, & Sales

We currently intend to commercialize any products that we may successfully develop. We currently have no experience in marketing, market access or selling therapeutic products. We may need to further evaluate and generate evidence beyond what is generated in our clinical program that would satisfy the needs of payers and healthcare technology assessment (HTA) bodies. To market any of our products independently would also require us to develop a sales force with technical expertise along with establishing commercial infrastructure and capabilities. Our commercial strategy for marketing our product candidates also may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for the first of our product candidates.

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
•
approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
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
•
review of the product candidate by an FDA advisory committee, where appropriate if applicable;
•
payment of user fees for FDA review of the BLA or NDA (unless fee waiver applies); and
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

Prior to commencing the first clinical trial, the trial sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of an initial IND application. Some nonclinical testing may continue even after the IND application is submitted. The IND application automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the trial on a clinical hold. In such case, the sponsor of the IND application must resolve any outstanding concerns with the FDA before the clinical trial may begin. The FDA also may impose a clinical hold on ongoing clinical trials due to safety concerns or non-compliance. If a clinical hold is imposed, a trial may not recommence without FDA authorization and then only under terms authorized by the FDA. A clinical hold may either be a full clinical hold or a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site. An IRB is charged with protecting the welfare and rights of study subjects and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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
•
Phase 4 – In some cases, the FDA may condition approval of a BLA or NDA for a product candidate on the sponsor’s agreement to conduct additional clinical studies to further assess the drug’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. The FDA has statutory authority to require post-market clinical trials to address safety issues. A sponsor may also voluntarily conduct additional clinical studies after approval to gain more information about their product. All of these trials must be conducted in accordance with GCP requirements in order for the data to be considered reliable for regulatory purposes.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (the Cures Act), as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or RMAT. Further, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (the Right to Try Act) among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. We review each individual request for access through the Cures Act, the Right to Try Act and similar state laws, and may or may not provide access depending upon the facts of each request.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA and NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2022, the user fee for an application requiring clinical data, such as a BLA and an NDA, is $3,117,218. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs ($369,413). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, no user fees are assessed on BLAs or NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

After the FDA completes its initial review of a BLA or NDA, it will communicate to the sponsor that the biological product will either be approved, or it will issue a complete response letter to communicate that the BLA or NDA will not be approved in its current form. The complete response letter usually describes all of the specific deficiencies in the BLA or NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA or NDA to address all of the deficiencies identified in the letter, or withdraw the application, or request a hearing.

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

Post-Approval Requirements

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to monitoring, record-keeping, advertising and promotion, reporting of adverse experiences, and limitations on industry-sponsored scientific and educational activities. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or NDA or a BLA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

FDA regulations require that approved products be manufactured in specific approved facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA does not regulate behavior of physicians in their choice of treatments and physicians may legally prescribe available products for uses that are not described in the product’s labeling and that differ from those approved by the FDA. However, the FDA does restrict an applicant’s communications on the subject of off-label use of their products. The FDA and other agencies actively enforce the laws prohibiting the marketing and promotion of off-label uses, and a company that is found to have improperly marketed or promoted off-label use may be subject to significant liability, including criminal and civil penalties under the FDCA and False Claims Act, exclusion from participation in federal healthcare programs, and mandatory compliance programs.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, restrictions on a product, and judicial or administrative enforcement.

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited review if they demonstrate the potential to address an unmet medical need in the treatment of a serious or life-threatening disease or condition for which there is no effective treatment. These programs are referred to as fast track designation, priority review, accelerated approval, breakthrough therapy designation, and regenerative advanced therapy designation.

Fast Track Designation. The FDA may grant “fast track” status to product candidates that are intended to treat serious or life-threatening diseases or conditions and demonstrate the potential to address an unmet medical need for the condition. Fast track is a process designed to facilitate the development and expedite the review of such product candidates by providing, among other things, more frequent meetings with the FDA to discuss the product candidate’s development plan and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a product candidate may request the FDA to designate the product as a fast track product at any time during clinical development. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if the designated drug development program is no longer being pursued.

Priority Review. The FDA may give a priority review designation to a product candidate if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. Priority review is intended to reduce the time it takes for the FDA to review a BLA, with the goal to take action on the application within six months from when the application is filed, compared to ten months for a standard review. The FDA will attempt to direct additional resources to the evaluation of an application for a biological product or drug designated for priority review in an effort to facilitate the review.

Accelerated Approval. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product or drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products being considered for accelerated approval.

Breakthrough Therapy Designation. A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation if preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. If so designated, the FDA will expedite the development and review of the product candidate’s marketing application, including by meeting with, and providing advice to, the sponsor throughout the product candidate’s development, and taking steps to facilitate an efficient review of the development program and to ensure that the design of the clinical trials is as efficient as practicable.

RMAT Designation. As part of the Cures Act, Congress amended the FDCA to create an accelerated approval program for regenerative advanced therapies. To qualify for this program, and be granted regenerative advanced medicine therapy (RMAT) designation, a product must be a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or a combination of such products, and not a product solely regulated as a human cell and tissue product. This program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that the product candidate has the potential to address an unmet need for such disease or condition. A BLA for a product candidate that has received RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A designated RMAT product candidate that is granted accelerated approval and is subject to post approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post approval monitoring of all patients treated with such therapy prior to its approval.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation, and RMAT designation do not change the standards for approval but may expedite the development or approval process. Moreover, even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

An abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009, which was part of the Patient Protection and Affordable Care Act of 2010 (ACA). This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a biological product is biosimilar to the reference biological product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the product and the reference product may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products and drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a biological product or drug in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the identity of the applicant, the name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a biological product or drug that receives orphan drug designation is the first such product approved by FDA for the orphan indication, it receives orphan product exclusivity, which for seven years prohibits the FDA from approving another application to market the same product for the same indication. Orphan product exclusivity will not bar approval of another product under certain circumstances, including if the new product is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a demonstration that the new product otherwise makes a major contribution to patient care. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different. If a biological product or drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

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

Coverage and Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. Additionally, coverage determinations often require generating additional evidence related, for example, to the relative costs and benefits of new therapies versus standard of care – which goes beyond the data able to be generated within our clinical programs.

In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, which decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, coverage determination is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

Healthcare Reform and Other Regulatory Changes

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

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
•
imposed a requirement on manufacturers of branded drugs to provide a 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D; and
•
extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted:

•
On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or the FCA, which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

•
The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

•
The federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, covered manufacturers also are required to report information regarding their payments and other transfers of value to physician assistants, and nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•
Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations with respect to certain laws. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Ensuring our business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from the business.

The failure to comply with any of these laws or regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical company to incur significant legal expenses and divert management’s attention from the operation of the business.

Regulations Governing Data Collection and the Use, Processing and Cross-Border Transfer of Personal Information

We also may be or may become subject to various state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

For example, California has enacted the California Consumer Privacy Act (CCPA), which created new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. Effective as of January 2020, the CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information, and also regulates employee information. On November 3, 2020, California passed the California Privacy Rights Act (CPRA) which builds on the CCPA and expands consumer privacy rights. The CPRA will go into effect on January 1, 2023 and will apply to information collected on or after January 1, 2022. While there is currently an exception in the CCPA and CPRA for protected health information that is subject to HIPAA, the CCPA and CPRA may impact our business activities. Virginia and Colorado have also passed comprehensive privacy laws that will become effective in 2013 and other U.S. states also are considering omnibus privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas.

In addition, as of May 25, 2018, the General Data Protection Regulation (GDPR) regulates the collection and use of personal data in the European Union (EU). The GDPR covers any business, regardless of its location, that provides goods or services to residents in the EU and, thus, could incorporate any activities we undertake in EU member states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information of individuals residing in the EU. The GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the EU to regions that have not been deemed to offer “adequate” privacy protections, such as the U.S. currently. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU member states, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, whichever is greater.

Further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Novartis AG (Novartis) and Kite Pharma, Inc. (Kite) were the first to obtain FDA approval for autologous CAR T-cell therapies for the treatment of certain cancers. Novartis obtained FDA approval to commercialize Kymriah in August 2017 for the treatment of children and young adults with relapsed / refractory B-cell acute lymphoblastic leukemia and, in May 2018, for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma. In October 2017, Kite obtained FDA approval to commercialize Yescarta for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma. More recently Bristol-Myers Squibb received FDA approval in 2021 for two new, autologous T-cell therapy products – Breyanzi for the treatment of relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, and Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma.

We are developing our off-the-shelf NK- and T-cell product candidates for the treatment of cancer. While we believe our use of clonal master iPSC lines for the production of our off-the-shelf NK- and T-cell product candidates is highly differentiated, a number of clinical-stage companies are currently focused on the development of cellular immunotherapies for the treatment of cancer, including Adaptimmune Therapeutics plc, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Bristol-Myers Squibb Company, Caribou Biosciences, Inc., Cellectis SA, Celularity, Inc., CRISPR Therapeutics AG, Gilead Sciences, Inc., ImmunityBio, Inc., Intellia Therapeutics, Inc., Iovance Biotherapeutics, Inc., Johnson & Johnson, Legend Biotech Corporation, Nkarta, Inc., Novartis AG, Precision Biosciences, Inc., Sanofi SA, and Takeda Pharmaceutical Company Limited, and 2seventy bio, Inc. Preclinical-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Human Capital

Our success as a company depends upon the innovation, drive, and dedication of our employees, and we seek to attract, incentivize, and reward creative and performance-driven employees. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in our industry.

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. As of December 31, 2021, we employed 449 employees, all of whom are full-time employees, including 174 in research and development, 190 in clinical development, manufacturing and regulatory affairs and 85 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe that our relationship with our employees is good, and we provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management.

Equity, Diversity, and Inclusion

We believe that an equitable, diverse, and inclusive workforce is a necessary foundation for innovation and dedication of our employees. Accordingly, we strive to promote diversity, inclusion and equal opportunity across the organization. We are committed to actively seeking out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences. As of December 31, 2021, women made up 49% of our workforce and represented 47% of leadership positions at the Director level and above.

Health and Safety

The success of our business is fundamentally connected to the well-being, health and safety of our employees, and we are committed to providing a safe, healthy and secure workplace for our employees. We have an environmental health and safety program and maintain various compliance programs to support this commitment. We routinely train and educate our employees on workplace safety and security. Early in the pandemic we formed a COVID-19 task force dedicated to monitoring ongoing developments and guidance issued by local, state and public health authorities. Our COVID-19 task force provides regular updates and recommendations to our executive team, and provides timely communication and training to our employee base about the various safety measures we have put into place to protect their health and wellbeing. We took proactive action early on, implementing site enhancements and risk protocols, instituting remote working arrangements and adjusting our sick leave policies, and in our effort to support the safe occupancy of our sites, reconfigured work and common spaces to allow for social distancing increased office cleaning protocols, instituted daily health screenings and COVID-19 testing. As testing has become more readily available, we have offered both onsite testing and memberships to local medical clinics that offer testing. We continue to monitor and adjust our safety training and protocols as the pandemic continues to evolve.

Compensation and Benefits

We offer competitive pay, with performance-based bonuses and equity awards. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We have a comprehensive benefits program offering flexibility for our employees’ individual needs and requirements. Our benefits program includes a choice of medical plans, vision and dental coverage, flexible spending accounts for health and dependent day care needs, and income protection through life, AD&D, short term and long term disability coverage, sick leave, paid family leave, and generous paid time off. We offer a 401(k) retirement plan with company matching, an employee assistance program, and onsite fitness centers at no cost to our employees.

Employee Development and Engagement

We are focused on attracting and retaining a team of highly talented and motivated employees. We invest in and develop all levels of employees by engaging in ongoing career pathing and professional development conversations throughout an employee’s tenure. In addition, we provide targeted leadership development programs for frontline leaders through executive leadership programs and offer a number of professional, management and leadership development training programs to help our employees develop cross-functional skills and tools to grow their careers.

Employees are incentivized for key contributions through awards programs that recognize their commitment and dedication by demonstrating our Fate Pathways to Success.

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in our industry. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of professional development experiences, both formal and informal. The safety and wellbeing of our employees is a paramount value for us. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. Additionally, we provide competitive compensation and benefits. In addition to salaries, these programs, can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources. Further, in an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

Corporate Information

We were incorporated in Delaware in 2007, and are headquartered in San Diego, CA. Our principal executive office is located at 12278 Scripps Summit Drive, San Diego, California 92131, and our telephone number is (858) 875-1800. Our website address is www.fatetherapeutics.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

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

Additionally, we will only be able to obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe, pure and potent, or effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing operations are sufficient to support approval. In addition, the approval by the FDA of new products in the same indications that we are studying may change the standard of care, and this may result in the FDA or other regulatory agencies requesting that we conduct additional studies to show that our product candidate is superior to the new standard of care. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The final results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate, including as a result of changes in the standard of care. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales and our ability to receive milestone or other payments under any collaboration agreements may be impaired, which will harm our business, prospects, financial condition and results of operations.

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

•
failure of patients to complete clinical trials or adhere to study protocols due to safety issues, side effects, disruptions in study conduct, including study monitoring, data collection and analysis, restrictions on hospital visits or travel relating to the COVID-19 pandemic, or other reasons; and
•
approval of competitive agents that may materially alter the standard of care on which a clinical development plan was based, which may require new or additional trials, or render our product candidates or clinical trial designs obsolete.

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

We have limited experience in the manufacture of cell-based therapies. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. We may face several challenges as we scale our manufacturing for large-scale clinical trials or commercial-scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. In addition, we are still optimizing our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task.

We may make changes or be required by the FDA to make changes to our manufacturing processes, including materials used in manufacturing our product candidates, as we continue to develop and refine the manufacturing and distribution processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes will not cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our contract manufacturing organizations (CMOs) or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our existing product candidates are currently manufactured by us or by third-party cell processing facilities or CMOs, including facilities operated by or affiliated with our clinical sites, and our current manufacturing operations, including protocols, processes, materials, and facilities, may not support regulatory approval of our existing product candidates. We may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or our third-party manufacturers to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

We are substantially dependent on our own internal manufacturing facilities in San Diego, California for the production of our product candidates, and we rely, and expect to continue to rely, on third parties for the manufacture of certain components and also to manufacture our product candidates for use in conducting clinical trials. The facilities used to manufacture our product candidates, including our own facilities, must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, we may not be able to locate additional or replacement facilities to produce such product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we or our third-party manufacturers have been, and may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel and key contractors, and delays or pauses in the production and delivery of laboratory equipment, materials and supplies necessary for the manufacture of our product candidates. These problems may include workforce reductions, employee absenteeism and attrition, and supply chain failures or delays relating to the COVID-19 pandemic or other events affecting raw material supply or manufacturing capabilities. Several vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We are subject to risks associated with the ongoing spread of the coronavirus, SARS-CoV-2 (COVID-19), and the global pandemic could seriously impact the research and development of our product candidates.

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

The COVID-19 pandemic, including the emergence of new variants, has impacted, and may in the future impact, the clinical development of our product candidates if we are subject to restrictions or limitations on, or delays in, the performance of study procedures (particularly any procedures that may be deemed non-essential), participant dosing, distribution of our product candidates or clinical trial materials, study monitoring, or site inspections and data analysis, including as a result of changes in hospital or research institution policies, federal, state or local regulations, prioritization of hospital and other medical resources toward pandemic efforts, reduced availability of site staff supporting the conduct of clinical trials, heightened risks of exposure of study participants, principal investigators or site staff to COVID-19 if an outbreak occurs in their geographic region, or other reasons related to the pandemic. Quarantine or other travel limitations (whether voluntary or required) also may impede participant movement, affect access to study sites, or interrupt healthcare services.

Furthermore, the pandemic could cause delays in review and response times by the FDA and other regulatory agencies, or such health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we implement in response to the COVID-19 pandemic and current regulatory guidance. In addition, our ability to manufacture and ship our product candidates for our clinical trials may be impacted if we, or any third parties which manufacture and supply materials used in either the manufacture of our product candidates or the conduct of our research and development activities, or which perform certain testing relating to our product candidates, are adversely impacted by restrictions resulting from the coronavirus outbreak. There is also the potential that manufacturing facilities, equipment, and materials required for manufacture or administration of our product candidates could be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials, equipment, or manufacturing slots necessary for the clinical supply of our product candidates.

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the emergence of new variants of the virus, such as the Delta and Omicron variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, future waves of infection, and the effectiveness of actions taken to contain the pandemic or mitigate its impact, including vaccination campaigns. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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
•
advancements in the standard of care may affect our ability to demonstrate efficacy or achieve study endpoints in our current or future clinical trials; and
•
safety issues or adverse events in patients who enroll in our current or future clinical trials.

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

If our product candidates are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected. In addition, the standard of care may change with the approval of new products for the same indications that we are studying.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

We have received regenerative medicine advanced therapy, or RMAT, designation for the treatment of relapsed/refractory diffuse large B-cell lymphoma, and we may in the future seek RMAT designation for some of our other product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received regenerative medicine advanced therapy, or RMAT, designation from the FDA for FT516 for the treatment of relapsed/refractory diffuse large B-cell lymphoma. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meet the conditions for qualification.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. See section entitled “Business - Government Regulation – Other Healthcare Laws and Compliance Requirements.”

The scope and enforcement of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and individual imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or individual imprisonment.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our CMOs have purchased equipment, materials and disposables used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials and equipment required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components and equipment. As a result of the ongoing COVID-19 pandemic, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product from any of these suppliers, which could be due to the impacts of the COVID-19 pandemic, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. See section entitled “Business - Government Regulation – Coverage and Reimbursement.”

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

Additionally, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. See section entitled “Business - Government Regulation – Healthcare Reform and Other Regulatory Changes.”

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

On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of BLAs, and identify and address any efforts to impede generic drug and biosimilar competition.

Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program.

For each state that does not choose to expand its Medicaid program, there likely will be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs. Where patients receive insurance coverage under any of the new options made available through the ACA, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. The U.S. federal government also has announced delays in the implementation of key provisions of the ACA. The implications of these delays for our and our partners’ business and financial condition, if any, are not yet clear.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

We face intense competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries, and the immune-oncology industry specifically, are intensely competitive and characterized by rapid and significant innovation. We face competition from biotechnology and pharmaceutical companies, universities, and other research institutions, and many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations and facilities. In particular, there are several companies and institutions developing products that may be competitive to our iPSC-derived product candidates or candidates in our research and development pipeline, or may render our product candidates obsolete or noncompetitive. Should one or more of these products be successful, the market for our products may be reduced or eliminated, and we may not achieve commercial success. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report.

The loss of any member of our senior management team or our inability to attract and retain key personnel and consultants could adversely affect our business.

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. The loss of any members of our senior management team could adversely impact our operations if we experience difficulties in recruiting and hiring qualified successors. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. Many of the biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources and different risk profiles than we do. We may be required to provide compensation in excess of historical levels in order to recruit and retain personnel in the current market. If we are not able to retain and attract necessary personnel and consultants to perform the requisite operational roles and accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We expect to continue to expand our development and manufacturing operations, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We are experiencing rapid growth and as of December 31, 2021, we had 449 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

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

The COVID-19 pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government requirements, regulatory challenges, inflationary pressures and market volatility. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, results of operations and financial condition.

As a result of the ongoing COVID-19 pandemic, various aspects of our business operations have been, and could continue to be, disrupted. The pandemic likely will continue to impact our workforce, including impacts on staffing levels (as a result of illnesses, quarantine, isolation and absenteeism), adjusted work locations and schedules and access to our facilities. The pandemic may require us to continue to take extraordinary measures to protect the health and well-being of our employees. For example, since the start of the pandemic we have implemented a range of health and safety measures, which have included, at various times, imposing onsite occupancy limits, restricting on-site staff to only those required to execute certain laboratory, manufacturing and related support activities, and requiring self-health testing prior to coming onsite.

The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, and clinical trial sites. If our on-site staff conducting research and development, preclinical studies, and manufacturing activities are not able to access our laboratories or manufacturing space, whether due to quarantine/isolation orders, travel restrictions or other government restrictions, these core activities may be significantly limited or curtailed, possibly for an extended period of time, which could impair our ability to complete IND-enabling studies or select future development candidates. Our business operations may be further disrupted if our manufacturing facility becomes subject to a viral contamination requiring a suspension of manufacturing activities, or if any of our employees, officers or directors, or their respective personal or business contacts, contract an illness related to COVID-19, including new variants of the virus, that renders them unable to perform their duties as a result.

The macroeconomic impacts of the pandemic, including a tightened labor market and evolving government requirements, including those related to vaccinations, will also likely continue to affect our company. They may further affect our ability to hire, develop and retain our talented and diverse workforce, to maintain performance levels, and to maintain our corporate culture. We expect to continue to incur additional costs as a result of the COVID-19 pandemic, including to protect the health and well-being of our employees and to respond to government requirements, which costs we may not be fully able to recover.

The pandemic has impacted and may continue to impact the company’s supply chains. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions and uncertainties in global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19, including new variants of the virus, could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. For example, the emergence of the Delta and Omicron variants in 2021 significantly impacted rates of infection and prompted public health officials to reconsider certain health and safety measures that had been adopted to date, including vaccination requirements, guidance around quarantine and isolation periods, and mask wearing. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

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

Our insurance policies are expensive and protect us from only some risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk to which our business is or may be exposed. Some of the policies we maintain include general liability, product liability, property, employee benefits liability, employment practices, workers’ compensation, cyber, directors’ and officers’ insurance, and umbrella. We do not know, however, if we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Even if we obtain insurance, a claim could exceed the amount of our insurance coverage or it may be excluded from coverage under the terms of the policy. Further, insurance coverage may not be available or successfully secured for loss profits or business interruption relating to the COVID-19 pandemic and its impacts. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors, vendors, and consultants may be vulnerable to damage from cyber risks, including attempts to gain unauthorized access to and to harm sensitive information and networks, insider threats, and ransomware. These vulnerabilities may be heightened as a result of remote work policies implemented by us and our third-party contractors in response to the COVID-19 pandemic.

We have from time to time experienced, and may continue to experience in the future, cyber-attacks on our information technology systems despite our best efforts to prevent them. Although such breaches have been immaterial to our business to date, investigations into and remedial efforts in connection with any breaches, even those with immaterial impact, can be costly and time-consuming, and any future breaches could be material, or cause significant disruption, to our business. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials. We depend on these third parties to implement adequate controls and safeguards to protect against and report cyber incidents. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Cyber threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or otherwise protected information; corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

Certain data breaches must also be reported to affected individuals and various government and/or regulatory agencies, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result of these factors. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

As of December 31, 2021, our cash and cash equivalents and investments were $716.6 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2021, we had an accumulated deficit of $769.1 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
comments by securities analysts;
•
fluctuations in our operating results (including changes related to stock-based compensation from performance-based awards); and
•
general economic and market conditions.

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

Changes in our stock price may also trigger financial obligations under our licensing arrangements. For example, pursuant to the terms of our license agreement with MSK, MSK is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of a specified clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under our license agreement with MSK and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. Accordingly, MSK received the first milestone payment of $20.0 million in November 2021; however, uncertainty of the price of our common stock results in an inability to ascertain the precise timing of any remaining future milestone payments in advance.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of February 17, 2022, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.6% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 49.6%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2021 we filed a Form S-3 pursuant to which we may issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. Additionally, we have registered the shares of common stock issued to Johnson & Johnson Innovation – JJDC, Inc. under a stock purchase agreement entered into in connection with the Janssen Agreement pursuant to a registration statement on Form S-3. Moreover, we registered all of the 5,380,117 shares of common stock issued by us and all of the 257,310 prefunded warrants to purchase common stock in our public offering in January 2021.

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

As of December 31, 2021, we had federal and California net operating loss carryforwards of $289.7 million and $291.2 million, respectively, some of which begin to expire in various amounts in 2027 and 2028, respectively. As of December 31, 2021, we also had federal and California research and development tax credit carryforwards of $25.7 million and $25.8 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2021. We have not analyzed periods subsequent to December 2021. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2021, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, or other natural disasters, including epidemics and pandemics such as COVID-19, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, fires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, as a result of the COVID-19 pandemic, we may experience delays or disruptions in our clinical development activities, our research and development activities, and in the supply of drug product for our clinical trials. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of the COVID-19 pandemic or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Our business could be negatively impacted by corporate citizenship and environmental, social and corporate governance (ESG) matters and/or our reporting of such matters.

There is an increasing focus from certain investors, consumers, and other stakeholders concerning corporate citizenship and sustainability matters. We could be perceived as not acting responsibly in connection with these matters. Our business could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Facilities

As of December 31, 2021, we occupied approximately 200,000 square feet of office, laboratory and GMP manufacturing space in San Diego, California under a non-cancelable operating lease through May 2036. In addition, we have additional operating leases for office and laboratory space in San Diego, California, San Francisco, California, and New York, New York. We believe that these facilities are adequate for our current needs.

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

Holders of Common Stock

As of February 17, 2022, there were approximately 22 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on our common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index over the five-year period ending December 31, 2021. The graph assumes that $100 was invested in our common stock and in each of the comparative indices as of the market close on December 31, 2016. The past performance of our common stock is no indication of future performance.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2021.

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 24, 2021 and incorporated herein by reference.

Overview

We are a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for patients with cancer. We are developing first-in-class cell therapy product candidates based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we use a therapeutic approach that we generally refer to as cell programming. We use human induced pluripotent stem cells (iPSCs) to generate a clonal master iPSC line having preferred biological properties, and we direct the fate of the clonal master iPSC line to create our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used as a renewable source for manufacturing cell therapy products which are well-defined and uniform in composition, can be repeatedly mass produced at significant scale in a cost-effective manner, and can be delivered off-the-shelf to treat many patients. Utilizing this therapeutic approach, we are advancing a pipeline of programmed cellular immunotherapies, including off-the-shelf natural killer (NK) and T-cell product candidates derived from clonal master iPSC lines for the treatment of cancer.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we may enter into with clinical research organizations for the execution and management of certain clinical trials;
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
•
continue our research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Janssen and Ono;

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

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 19 (COVID-19), including the emergence of new variants of the virus, we experienced impacts on certain aspects of our business, including our clinical trial and research and development activities, during the year ended December 31, 2021. For example, certain of our research and development activities have been delayed or disrupted as a result of measures we implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and we have experienced delays or disruptions in the initiation and conduct of our clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the ongoing COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, are currently unknown, and depend on continuously changing circumstances, including the emergence of new variants of the virus, such as the Delta and Omicron variants. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic, including the emergence of new variants of the virus, on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Janssen Agreement Effective Date, we entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Additionally, we are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement.

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

During the year ended December 31, 2021, we achieved a pre-defined research milestone under the Janssen Agreement and received a cash payment of $3.0 million.

During the year ended December 31, 2021, we recognized $43.7 million of collaboration revenue under the Janssen Agreement. During the year ended December 31, 2020, we recognized $16.8 million of collaboration revenue under the Janssen Agreement. As of December 31, 2021, aggregate deferred revenue related to the Janssen Agreement was $48.3 million.

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

During the years ended December 31, 2021 and 2020, we recognized $12.1 million and $14.6 million, respectively, of collaboration revenue under the Ono Agreement. As of December 31, 2021, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $0.3 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development of our product candidates, research and develop our cell programming technology including our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Janssen and Ono. Our current planned research and development activities over the next twelve months consist primarily of the following:

•
conducting clinical trials of our product candidates, including through the engagement of CROs to manage various aspects of our clinical trials;
•
conducting GMP production, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;
•
procuring laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•
conducting preclinical and clinical research to investigate the therapeutic activity of our product candidates; and
•
conducting research, development and manufacturing activities, including under our sponsored research and collaboration agreements with Janssen and Ono.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the stock price appreciation milestones for the Amended MSK License, accrued expenses, stock-based compensation, and the estimated total costs expected to be incurred under our collaboration agreement. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We expense incremental costs of obtaining and fulfilling a contract as and when incurred if the expected amortization period of the asset that would be recognized is one year or less, or if the amount of the asset is immaterial. Otherwise, such costs are capitalized as contract assets if they are incremental to the contract and amortized to expense proportionate to revenue recognition of the underlying contract.

Stock Price Appreciation Milestones

We estimate the fair value of the stock price appreciation milestones under the Amended MSK License using a Monte Carlo simulation model, which relies on our current stock price at the end of each quarter as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. We account for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the assessment of achieving a specified clinical milestone, the expected volatility of our common stock, the risk-free interest rate and the estimated term, which is based in part on the last valid patent claim date. We achieved the specified clinical milestone in July 2021 and met the first milestone during fiscal 2021. Accordingly, we remitted a payment to MSK of $20.0 million in the year ended December 31, 2021. We remeasure the fair value of the remaining stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating income or expense.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. During the year ended December 31, 2021, we granted 1,997,377 performance-based restricted stock units with a total grant date fair value of approximately $121.9 million. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, we reassess the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment.

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

The fair value of our restricted stock units, including performance-based restricted stock units, is based on the closing price of our common stock as reported on The NASDAQ Global Market on the date of grant.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 1 of the notes to the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		Increase/
	2021	2020	(Decrease)
	(in thousands)
Collaboration revenue	$55,846	$31,434	$24,412
Research and development expenses	215,519	125,623	89,896
General and administrative expenses	57,321	33,896	23,425
Total other income (expense), net	4,843	(45,302)	50,145

Revenue. During the year ended December 31, 2021, we recognized revenue of $55.8 million, under our collaboration agreements with Janssen and Ono. During the year ended December 31, 2020, we recognized revenue of $31.4 million under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $215.5 million for the year ended December 31, 2021, compared to $125.6 million for the year ended December 31, 2020. The increase in research and development expenses was attributable primarily to the following:

•
$40.9 million increase in employee compensation and benefits expense, which includes a $16.5 million increase in employee-stock based compensation expense;
•
$24.0 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$19.4 million increase in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $57.3 million for the year ended December 31, 2021, compared to $33.9 million for the year ended December 31, 2020. The increase in general and administrative expenses was attributable primarily to the following:

•
$13.4 million increase in employee compensation and benefits expense, which includes a $7.1 million increase in employee stock-based compensation expense;
•
$2.9 million increase in office and computer supplies, including software licenses;
•
$2.5 million increase in facility lease and related expenses primarily relating to our new headquarters lease; and
•
$1.0 million increase in insurance related expenses.

Other income (expense), net. Other income (expense), net was $4.8 million and ($45.3) million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recorded $3.5 million in other income attributable to the fair value of the stock price appreciation milestone under the Amended MSK License. Other income (expense), net for the year ended December 31, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums). During the year ended December 31, 2020, we recorded $47.7 million in other expense attributable to the fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the year ended December 31, 2020 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2021, we had an accumulated deficit of $769.1 million and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2021	2020
	(in thousands)
Net cash used in operating activities	$(162,870)	$(39,229)
Net cash used in investing activities	(324,023)	(161,076)
Net cash provided by financing activities	453,129	282,838
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,764)	$82,533

Operating Activities

Cash used in operating activities increased from $39.2 million for the year ended December 31, 2020 to $162.9 million for the year ended December 31, 2021. The primary drivers of this change in cash used in operating activities was our increase of $38.8 million in net loss and the one-time receipt of the $50.0 million upfront payment from Janssen in connection with entering into the Janssen Agreement in April 2020, which was not repeated in 2021. Additionally, during the year ended December 31, 2021, we achieved the first milestone under the Amended MSK License, and as a result paid $20.0 million to MSK.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into the Janssen Agreement with Janssen to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Additionally, on the Janssen Agreement Effective Date, we entered into the Stock Purchase Agreement with JJDC. Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million as of the Janssen Agreement Effective Date, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Of the $50.0 million equity investment, $16.0 million represented a premium over the fair value of our common stock and was classified under operating activities.

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

During the year ended December 31, 2021, we achieved a pre-defined research milestone under the Janssen Agreement and received a cash payment of $3.0 million. As of December 31, 2021, no royalties have been paid to us.

In connection with the Janssen Agreement, we have incurred $13.6 million in sublicense fees to certain of our existing licensors, of which $13.3 million has been paid as of December 31, 2021. The $13.6 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 and to the achievement of certain clinical, regulatory and commercial milestones in specified territories, we are eligible to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of December 31, 2021, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions. As of December 31, 2021, no royalties have been paid to us.

As a direct result of our entry into the Ono Agreement and the Ono Letter Agreement, we incurred an aggregate of $4.0 million in sublicense consideration to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of December 31, 2021, all such consideration has been paid, with $2.0 million paid during the year ending December 31, 2021.

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

In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of our common stock and the denominator being the ten-trading day trailing average closing price of our common stock as of the effective date of the Amended MSK License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events. Under the terms of the Amended MSK License, upon a change of control of our company, in certain circumstances, we may be required to pay a portion of these payments to MSK based on the price of our common stock in connection with such change of control.

As of December 31, 2021, we recorded a liability of $24.2 million associated with the remaining stock price appreciation milestones for the Amended MSK License. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK.

Investing Activities

During the years ended December 31, 2021 and 2020, investing activities used cash of $324.0 million and $161.1 million, respectively. During the year ended December 31, 2021 we purchased $968.2 million of investments, which were partially offset by $694.8 million in maturities of investments. During the year ended December 31, 2020, we purchased $277.3 million of investments, offset by $121.2 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $453.1 million for the year ended December 31, 2021, which primarily consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $20.7 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

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

From our inception through December 31, 2021 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2021, we had aggregate cash and cash equivalents and investments of $716.6 million.

Private Placement of Common Stock

In June 2020, in connection with the June 2020 public offering of common stock, the Company exercised its right to cause an existing shareholder, Johnson & Johnson Innovation-JJDC, Inc (JJDC) to purchase $50.0 million of the Company’s common stock, and JJDC purchase in a private placement 1.8 million shares of the Company’s common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million. In April 2020, we entered into a Stock Purchase Agreement with JJDC. Under the Stock Purchase Agreement, we sold 1.6 million shares of our common stock to JJDC at $31.00 per share, for an aggregate purchase price of $50.0 million. The shares of common stock purchased as part of these private placements were not subject to underwriting discounts or commissions.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of December 31, 2021, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

Registration Statements on Form S-3

In November 2021, we filed an automatic shelf registration statement (File No. 333-260772), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the automatic shelf registration statement are established at the time of such offering. Additionally, we entered into a sales agreement with Jefferies Group LLC (Jefferies) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million through Jefferies as the sales agent, pursuant to this automatic shelf registration statement.

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

We believe our existing cash and cash equivalents and investments as of December 31, 2021 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•
the number and the nature of product candidates and indications that we pursue;
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

Contractual Obligations and Commitments

We lease our headquarters office and laboratory space under a non-cancelable operating lease, comprising approximately 200,000 square feet. In addition to rent, the lease is subject to certain fixed amenities fees. Lease payments commenced in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. We have the option to extend the lease for two successive five-year periods. We also have a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. See Note 8 of the consolidated financial statements for additional detail.

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2021 are $192.6 million.

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
•
Under a license agreement with Dana Farber Cancer Institute, pursuant to which we license certain patent applications relating to novel antibody fragments that bind the alpha-3 domain of MICA/B, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $25 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under these agreements, and we will be required to pay a percentage of any sublicense income.

We enter into contracts in the normal course of business, including with clinical sites, CROs, and other professional service providers for the conduct of clinical trials, contract manufacturers for the production of our product candidates, contract research service providers for preclinical research studies, professional consultants for expert advice and vendors for the sourcing of clinical and laboratory supplies and materials. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk primarily related to changes in interest rates. As of December 31, 2021, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of December 31, 2021, the estimated fair value of the stock price appreciation milestones was $24.2 million. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, the Company remitted the first milestone payment of $20.0 million to MSK.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition review process including controls over management’s review of the significant assumptions described above. For example, we tested controls over the development of the estimated costs and estimated full-time employees to complete and the review of the estimates by management.

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

San Diego, California

February 28, 2022

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$133,583	$167,347
Accounts receivable	8,676	5,515
Short-term investments and related maturity receivables	482,327	315,569
Prepaid expenses and other current assets	8,826	5,892
Total current assets	633,412	494,323
Long-term investments	100,664	—
Property and equipment, net	91,529	32,308
Operating lease right-of-use assets	70,720	67,084
Restricted cash	15,227	15,227
Collaboration contract assets	9,870	13,506
Other assets	33	9
Total assets	$921,455	$622,457

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,612	$6,283
Accrued expenses	42,412	15,564
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	21,483	21,144
Operating lease liabilities, current portion	5,577	3,355
Stock price appreciation milestones, current portion	—	36,018
Total current liabilities	81,284	85,564
Deferred revenue, net of current portion	27,124	46,021
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	109,241	93,943
Stock price appreciation milestones, net of current portion	24,168	11,684
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2021 and December 31, 2020; Class A Convertible Preferred shares issued and outstanding—2,794,549 at December 31, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at December 31, 2021 and 150,000,000 at December 31, 2020; issued and outstanding—95,726,962 at December 31, 2021 and 87,722,237 at December 31, 2020	96	88
Additional paid-in capital	1,448,584	941,216
Accumulated other comprehensive (loss) gain	(762)	70
Accumulated deficit	(769,083)	(556,932)
Total stockholders’ equity	678,838	384,445
Total liabilities and stockholders’ equity	$921,455	$622,457

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Collaboration revenue	$55,846	$31,434	$10,680
Operating expenses:
Research and development	215,519	125,623	87,770
General and administrative	57,321	33,896	23,637
Total operating expenses	272,840	159,519	111,407
Loss from operations	(216,994)	(128,085)	(100,727)
Other income (expense):
Interest income	1,309	2,400	4,330
Interest expense	—	—	(1,752)
Change in fair value of stock price appreciation milestones	3,534	(47,702)	—
Total other income (expense), net	4,843	(45,302)	2,578
Net loss	$(212,151)	$(173,387)	$(98,149)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(832)	48	24
Comprehensive loss	$(212,983)	$(173,339)	$(98,125)
Net loss per common share, basic and diluted	$(2.24)	$(2.10)	$(1.44)
Weighted–average common shares used to compute basic and diluted net loss per share	94,747,311	82,385,319	68,190,741

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	2,819,549	$3	64,693,681	$65	$445,799	$(2)	$(285,396)	$160,469
Exercise of stock options, net of issuance costs	—	—	787,434	1	2,595	—	—	2,596
Issuance of common stock upon vesting of restricted stock units	—	—	172,625	—	—	—	—	—
Stock–based compensation	—	—	—	—	17,410	—	—	17,410
Public offering of common stock, net of offering costs	—	—	9,890,000	10	162,396	—	—	162,406
Issuance of common stock upon cashless warrant exercise	—	—	61,520	—	—	—	—	—
Conversion of preferred shares to common stock	(25,000)	—	125,000	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(98,149)	(98,149)
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	1,419,117	1	9,581	—	—	9,582
Issuance of common stock upon vesting of restricted stock units	—	—	85,000	—	—	—	—	—
Stock–based compensation	—	—	—	—	30,753	—	—	30,753
Public offering of common stock, net of offering costs	—	—	7,108,796	7	188,777	—	—	188,784
Private placement of common stock, net of issuance costs			1,766,160	2	49,973	—	—	49,975
Issuance of stock to collaboration partner, net of issuance costs	—	—	1,612,904	2	33,932	—	—	33,934
Unrealized gain on investments	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(173,387)	(173,387)
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445
Exercise of stock options, net of issuance costs	—	—	2,430,298	2	20,728	—	—	20,730
Issuance of common stock upon vesting of restricted stock units	—	—	451,620	1	—	—	—	1
Stock–based compensation	—	—	—	—	54,364	—	—	54,364
Public offering of common stock and issuance of pre-funded warrants, net of offering costs	—	—	5,122,807	5	432,276	—	—	432,281
Unrealized (loss) gain on investments, net	—	—	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	—	—	(212,151)	(212,151)
Balance at December 31, 2021	2,794,549	$3	95,726,962	$96	$1,448,584	$(762)	$(769,083)	$678,838

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(212,151)	$(173,387)	$(98,149)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,850	3,087	2,193
Stock–based compensation	54,364	30,753	17,410
Amortization of debt discounts and debt issuance costs	—	—	115
Accretion and amortization of premiums and discounts on investments, net	5,067	1,676	(478)
Amortization of collaboration contract asset	3,995	3,110	620
Deferred revenue	(18,559)	60,603	(8,526)
Change in fair value of stock price appreciation milestones	(3,534)	47,702	—
Changes in assets and liabilities:
Accounts receivable	(3,160)	(5,515)	500
Prepaid expenses and other assets	(3,052)	(13,582)	(1,911)
Accounts payable and accrued expenses	5,907	(1,554)	4,277
Right-of-use assets and lease liabilities, net	2,403	7,878	774
Net cash used in operating activities	(162,870)	(39,229)	(83,175)
Investing activities
Purchases of property and equipment	(50,704)	(4,932)	(7,395)
Purchases of investments	(968,159)	(277,344)	(248,858)
Maturities of investments	694,840	121,200	98,800
Net cash used in investing activities	(324,023)	(161,076)	(157,453)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	20,714	9,655	2,522
Proceeds from public offering of common stock, net of issuance costs	411,735	188,784	162,406
Proceeds from issuance of pre-funded warrants, net of issuance costs	20,680	—	—
Proceeds from private placement of common stock, net of issuance costs	—	49,975	—
Proceeds from sale of common stock to collaboration partner, net of issuance costs	—	33,934	—
Proceeds from CIRM award	—	490	—
Principal repayments of long–term debt	—	—	(15,000)
Net cash provided by financing activities	453,129	282,838	149,928
Net change in cash, cash equivalents and restricted cash	(33,764)	82,533	(90,700)
Cash, cash equivalents and restricted cash at beginning of the year	182,574	100,041	190,741
Cash, cash equivalents and restricted cash at end of the year	$148,810	$182,574	$100,041
Supplemental disclosure of cash flow information
Interest paid	$—	$—	$2,291
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$4,371	$1,486	$602
Right-of-use assets obtained in exchange for lease obligations	$8,600	$49,287	$13
Accrued issuance costs included in additional paid-in-capital	$133	$—	$—

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

As of December 31, 2021, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 19 (COVID-19), including the emergence of new variants of the virus, the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the year ended December 31, 2021. For example, certain of the Company’s research and development activities have been delayed or disrupted as a result of measures the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$133,583	$167,347	$99,814
Restricted cash	15,227	15,227	227
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$148,810	$182,574	$100,041

For the years ended December 31, 2021, 2020 and 2019, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit in the amounts of $15.2 million, $15.2 million, and $0.2 million, respectively, associated with the Company’s facilities leases.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, we reassess the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For stock awards for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, with the exception of option grants for which vesting is subject to both performance-based milestones and market conditions, which are valued using a lattice-based model. The fair value of restricted stock units, including performance-based restricted stock units, is based on the closing price of the Company’s common stock as reported on The Nasdaq Global Market on the date of grant. The Company recognizes forfeitures for all awards as such forfeitures occur.

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

Potentially dilutive securities are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2021	2020	2019
Common stock options	7,708,263	10,432,822	9,327,742
Restricted stock units	4,008,832	1,401,732	520,000
Series A convertible preferred stock (if converted)	13,972,745	13,972,745	13,972,745
Total	25,689,840	25,807,299	23,820,487

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2020-06 effective January 1, 2022 and does not anticipate this will have a material effect on the Company's financial statements.

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

During the year ended December 31, 2021, the Company achieved a research milestone under the Janssen Agreement and received a cash payment of $3.0 million. In accordance with ASC 606, the Company determined that the $3.0 million milestone receivable represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the $3.0 million milestone receivable in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the $3.0 million milestone was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $13.6 million in sublicense fees to certain of its existing licensors. The $13.6 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the year ended December 31, 2021, the Company recognized $1.7 million of such expense. As of December 31, 2021, the Janssen Agreement contract asset balance was $9.5 million.

The Company recognized revenue of $43.7 million under the Janssen Agreement for the year ended December 31, 2021. Such revenue comprised $29.5 million associated with research and development services and $14.2 million associated with the upfront fee and Equity Premium for the year ended December 31, 2021. The Company recognized revenue of $16.8 million under the Janssen Agreement for the year ended December 31, 2020. Such revenue comprised $10.3 million associated with research and development services and $6.5 million associated with the upfront fee and Equity Premium for the year ended December 31, 2020. As of December 31, 2021, aggregate deferred revenue related to the Janssen Agreement was $48.3 million, of which $21.2 million is classified as current.

As of December 31, 2021, the Company has received $31.1 million in cash in aggregate research and development fees from Janssen.

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

No milestone payments specific to Candidate 1 are payable under the Ono Agreement, given the termination of such candidate in December 2020 under the agreement.

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

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $4.0 million in sublicense consideration to existing licensors of the Company. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the years ended December 31, 2021 and 2020, the Company recognized $1.2 million and $1.8 million, respectively, of such expense. As of December 31, 2021, the Ono Agreement contract asset had a balance of $0.3 million.

The Company recognized revenue of $12.1 million, $14.6 million, and $9.3 million under the Ono Agreement and Ono Letter Agreement during the years ended December 31, 2021, 2020 and 2019, respectively. Such revenue comprised $6.0 million associated with research services and $6.1 million associated with the upfront payment during the year ended December 31, 2021. Such revenue comprised $6.1 million associated with the Ono Letter Agreement milestone earned in December 2020, $5.7 million associated with research services and $2.8 million associated with the upfront payment during the year ended December 31, 2020. Such revenue comprised $6.2 million associated with research services and $3.1 million associated with the upfront payment during the year ended December 31, 2019. As of December 31, 2021, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $0.3 million, all of which is classified as current.

As of December 31, 2021, the Company has received $17.0 million in cash of aggregate research and development fees from Ono.

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

In July 2021, the Company achieved the specified clinical milestone for a licensed product under the Amended MSK License and the Company’s ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, the Company remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021.

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of December 31, 2021:

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.7%	1.5%
Expected volatility	77.6%	78.1%
Estimated term (in years)	17.0	18.0
Closing stock price as of measurement date	$58.51	$90.93

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the year ended December 31, 2021 and 2020, the Company recorded $3.5 million of income and $47.7 million of expense, respectively, associated with the change in fair value of the stock price appreciation milestones. No income or expense was recorded during the year ended December 31, 2019. As of December 31, 2021 and 2020, the Company recorded a liability of $24.2 million and $47.7 million, respectively, associated with the stock price appreciation milestones for the Amended MSK License.

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

No revenue was recognized under the Juno Agreement during the years ended December 31, 2021, and 2020. Total revenue recognized under the Juno Agreement during the year ended December 31, 2019 was $1.4 million, which comprised $0.7 million associated with the upfront fee and equity premium, and $0.7 million associated with research services.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of December 31, 2021, the Company has received all disbursements available under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet date.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2021 and 2020 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$70,653	$(163)	$—	$70,490
Municipal securities	1 or less	18,017	(6)	1	18,012
Corporate debt securities	1 or less	169,736	(187)	—	169,549
Commercial paper	1 or less	224,333	(59)	2	224,276
Total short-term investments		$482,739	$(415)	$3	$482,327
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,989	$(35)	$—	$9,954
Municipal securities	Greater than 1	9,034	(42)	—	8,992
Corporate debt securities	Greater than 1	81,989	(271)	—	81,718
Total long-term investments		$101,012	$(348)	$—	$100,664

December 31, 2020
Classified as current assets:
U.S. Treasury debt securities	1 or less	$39,736	$—	$31	$39,767
Non-U.S. government securities	1 or less	5,054	—	2	$5,056
Municipal securities	1 or less	3,082	(1)	—	$3,081
Corporate debt securities	1 or less	159,947	(68)	124	$160,003
Commercial paper	1 or less	107,680	(18)	—	$107,662
Total short-term investments		$315,499	$(87)	$157	$315,569

As of December 31, 2021 and 2020, the Company had $1.1 million and $1.5 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2021
U.S. Treasury debt securities	$80,444	$(198)	$—	$—	$80,444	$(198)
Municipal securities	23,352	(48)	—	—	23,352	(48)
Corporate debt securities	250,467	(458)	—	—	250,467	(458)
Commercial paper	59,863	(59)	—	—	59,863	(59)
Total	$414,126	$(763)	$—	$—	$414,126	$(763)

December 31, 2020
Municipal securities	$3,081	$(1)	$—	$—	$3,081	$(1)
Corporate debt securities	108,147	(68)	—	—	108,147	(68)
Commercial paper	55,688	(18)	—	—	55,688	(18)
Total	$166,916	$(87)	$—	$—	$166,916	$(87)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

5. Fair Value Measurements

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Financial assets:
Money market funds	$133,583	$133,583	$—	$—
U.S. Treasury debt securities	80,444	80,444	—	—
Municipal securities	27,004	—	27,004	—
Corporate debt securities	251,267	—	251,267	—
Commercial paper	224,276	—	224,276	—
Total assets measured at fair value on a recurring basis	$716,574	$214,027	$502,547	$—

Financial liabilities:
Stock price appreciation milestones	$24,168	$—	$—	$24,168
Total financial liabilities measured at fair value on a recurring basis	$24,168	$—	$—	$24,168

As of December 31, 2020:
Financial assets:
Money market funds	$167,347	$167,347	$—	$—
U.S. Treasury debt securities	39,767	39,767	—	—
Non-U.S. government securities	5,056	—	5,056	—
Municipal securities	3,081	—	3,081	—
Corporate debt securities	160,003	—	160,003	—
Commercial paper	107,662	—	107,662	—
Total assets measured at fair value on a recurring basis	$482,916	$207,114	$275,802	$—

Financial liabilities:
Stock price appreciation milestones	$47,702	$—	$—	$47,702
Total financial assets measured at fair value on a recurring basis	$47,702	$—	$—	$47,702

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

There were no Level 3 assets held by the Company as of December 31, 2021.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2021 from $58.51 to $64.36 per share would have decreased the income recorded during 2021 by $2.4 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at December 31, 2021 from $58.51 to $52.66 per share would have increased the income recorded during 2021 by $2.3 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2020	$47,702
Achievement of $20.0 million stock price appreciation milestone	(20,000)
Changes in fair value of stock price appreciation milestones liability	(3,534)
Balance at December 31, 2021	$24,168

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$1,209	$803
Computer and office equipment	2,168	656
Software	1,899	257
Leasehold improvements—building	52,948	2,701
Scientific equipment	50,250	20,794
Construction-in-process	—	18,192
Total property and equipment, gross	108,474	43,403
Less accumulated depreciation and amortization	(16,945)	(11,095)
Total property and equipment, net	$91,529	$32,308

Depreciation expense related to property and equipment was $5.9 million, $3.1 million, and $2.2 million, for the years ended December 31, 2021, 2020, and 2019, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2021, 2020, and 2019.

7. Accrued Expenses and Long-Term Debt

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and other employee benefits	$18,358	$4,815
Accrued clinical trial related costs	12,344	5,244
Accrued other	11,710	5,505
Total current accrued expenses	$42,412	$15,564

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

For the year ended December 31, 2019, the Company recorded $1.8 million in aggregate interest expense related to the Loan and Security Agreement.

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

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing space (the Premises), and such lease is accounted for as an operating lease. The Premises are located in San Diego, California and the Company moved its corporate headquarters to the Premises in August 2021. Lease payments commenced in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of December 31, 2021, the Company had utilized the entire tenant improvements allowance. The Company recorded the tenant improvement allowance as part of the Company's leasehold improvements, which is depreciated in accordance with the Company's Property and Equipment policy. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

In November 2021, the Company entered into a lease agreement for certain office space in San Diego, California, and such lease is accounted for as an operating lease. Lease payments shall commence, subject to certain conditions, in January 2022 (the Rent Commencement Date) and the lease has a lease term of 6 years starting from the Rent Commencement Date. The Company has no option to extend the lease, and no option to early terminate the lease. Upon lease commencement in December 2021, the Company recorded a right-of-use asset of $6.0 million.

As of December 31, 2021, future undiscounted minimum contractual payments under the Company’s operating leases were $192.6 million, which will be paid over a remaining weighted-average lease term of 12.3 years. The weighted-average discount rate for the operating lease liabilities was 6.94%, which was the Company's incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Straight-line lease expense	$15,354	$12,076	$3,781
Variable lease expense	1,660	2,245	2,330
Total operating lease expense	$17,014	$14,321	$6,111

No short-term lease expense was recognized in the year ended December 31, 2021. Total short-term lease expense associated with short-term leases for the years ended December 31, 2020, and 2019 was $1.2 million and $1.1 million, respectively.

Future undiscounted minimum payments under the Company’s operating leases as of December 31, 2021 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2022	$14,970
2023	14,498
2024	14,836
2025	15,087
2026	15,540
2027	16,006
Thereafter	101,635
Total undiscounted lease payments	$192,573
Less: imputed interest	(77,755)
Total lease liability	$114,818

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

Description of Securities

Dividends

As of December 31, 2021, the Board of Directors of the Company has not declared any dividends.

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

Recipients of stock options under the 2013 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Under the 2013 Plan, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, or vest monthly over four years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2013 Plan is ten years. Under the 2013 Plan, restricted stock units generally vest annually over four years. Performance-based stock units/awards vest upon the achievement of certain pre-defined company-specific performance-based clinical achievement criteria.

Inducement Plan

On May 10, 2016, the Company’s board of directors approved the Fate Therapeutics, Inc. Inducement Equity Plan (the Inducement Plan), the purpose of which is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not employed by the Company to accept employment with the Company. Under the Inducement Plan, the Company may grant non-qualified stock options and restricted stock units. A total of 500,000 shares of common stock were initially reserved for issuance under the Inducement Plan. In January 2021, March 2020, and January 2019, an additional 300,000 shares, 470,822 shares, and 200,000 shares, respectively, of common stock were reserved for issuance under the Inducement Plan. The shares of common stock underlying any awards from the Inducement Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the Inducement Plan will be added back to the shares of common stock available for issuance under the Inducement Plan.

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

Pre-Funded Warrants

In January 2021, in conjunction with a public offering, the Company issued Pre-Funded Warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock. The purchase price for the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. Given that the Pre-Funded Warrants are indexed to the Company’s own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company’s consolidated balance sheets.

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

As of December 31, 2021, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

Stock Options. The following table summarizes stock option activity and related information under all equity plans for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2020	10,432,822	$15.11
Granted	409,582	90.10
Exercised	(2,430,298)	8.55
Cancelled	(703,843)	23.11
Outstanding at December 31, 2021	7,708,263	$20.43	6.71	$305,706
Options vested and expected to vest at December 31, 2021	7,708,263	$20.43	6.71	$305,706
Options exercisable at December 31, 2021	5,297,524	$14.10	6.09	$236,754

For the years ended December 31, 2021, 2020, and 2019, the weighted average grant date fair value of stock options granted per share was equal to $55.83, $18.87 and $11.52, respectively.

As of December 31, 2021, 2020 and 2019, the unrecognized compensation cost related to outstanding options was $48.9 million, $66.1 million and $40.4 million, respectively, which was expected to be recognized as expense over approximately 2.3 years, 2.9 years and 2.9 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $184.3 million, $59.7 million and $10.7 million, respectively. Total cash received upon the exercise of stock options was $20.8 million for the year ended December 31, 2021.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the year ended December 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2020	1,401,732	$20.91
Granted	3,337,716	68.94
Vested	(451,620)	19.92
Cancelled	(278,996)	50.39
Outstanding at December 31, 2021	4,008,832	$58.60	3.86	$234,557
Restricted stock units expected to vest at December 31, 2021	2,011,455	$61.21	2.73	$234,557

During the year ended December 31, 2021, 1,997,377 performance-based restricted stock units were granted and are included in the table above, none of which had vested.

As of December 31, 2021, 2020 and 2019, the unrecognized compensation cost related to outstanding restricted stock units (excluding those with unachieved performance-based conditions) was $98.2 million, $20.8 million and $6.2 million, respectively, which was expected to be recognized as expense over approximately 3.2 years, 2.9 years and 2.7 years, respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Research and development	$35,140	$18,636	$9,804
General and administrative	19,224	12,117	7,606
Total stock-based compensation expense	$54,364	$30,753	$17,410

Stock Option Grants Valuation. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Years Ended December 31,
	2021	2020	2019
Risk–free interest rate	0.5%	1.0%	2.4%
Expected volatility	76.5%	77.5%	80.1%
Expected term (in years)	5.1	5.5	6.1
Expected dividend yield	0.0%	0.0%	0.0%

Risk-free interest rate. The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility. During the years ended December 31, 2021 and 2020, the Company based the expected volatility on the historical volatility of its common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options, as the Company determined there was sufficient operating history and company-specific historical volatility to estimate the expected volatility. During the year ended December 31, 2019, the expected volatility assumption was based on historical volatilities of a peer group of similar companies whose share prices were publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term. The expected term represents the period of time that options are expected to be outstanding. During the years ended December 31, 2021 and 2020, the Company estimated the expected term using historical experience and anticipated future exercise behavior. During the year ended December 31, 2019, due to limited historical exercise behavior, the Company determined the expected life assumption using the simplified method, which is an average of the contractual term of the option and its vesting period.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2021	2020
Convertible preferred stock (if converted)	13,972,745	13,972,745
Common stock options	7,708,263	10,432,822
Restricted stock units	4,008,832	1,401,732
Awards available under the 2013 Plan	3,356,946	2,618,516
Awards available under the Inducement Plan	856,000	550,000
Employee stock purchase plan	729,000	729,000
Total	30,631,786	29,704,815

10. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2021	2020	2019
Tax computed at federal statutory rate	$(44,551)	$(36,411)	$(20,611)
State tax, net of federal tax benefit	(6,966)	(1,296)	(2,088)
Non-deductible compensation	10,202	75	86
Permanent differences	(686)	(240)	89
Stock compensation	(35,852)	(6,073)	359
R&D tax credits	(12,140)	(7,177)	(7,285)
Reserve for uncertain tax positions	7,192	1,555	2,163
Other	84	70	77
Valuation allowance	82,717	49,497	27,210
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Section 59e amortization	$95,172	$48,195
Net operating losses	62,913	41,213
R&D tax credits	35,387	23,488
Intangible asset amortization	6,985	2,615
Deferred revenue	8,706	11,915
Stock compensation	8,710	4,307
Lease liability	24,112	20,433
Other	6,972	10,208
Total deferred tax assets	248,957	162,374
Deferred tax liabilities:
Depreciation	(7,323)	(4,220)
Right-of-use assets	(14,851)	(14,088)
Total deferred tax liabilities	(22,174)	(18,308)
Net of deferred tax assets and liabilities	226,783	144,066
Valuation allowance	(226,783)	(144,066)
Net deferred tax assets	$—	$—

A valuation allowance of $226.8 million and $144.1 million at December 31, 2021 and 2020, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2021, the Company had federal and California net operating loss (NOL) carryforwards of $289.7 million and $291.2 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2021, the Company had federal and California research and development (R&D) credit carryforwards of $25.7 million and $25.8 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in our ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2021 and concluded there were no ownership changes during 2021. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States and California. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and California tax authorities for years beginning in 2018 and 2017, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2021	2020	2019
Beginning unrecognized tax benefits	$19,779	$16,822	$13,547
Increase related to current year tax positions	17,557	1,837	3,196
Increase related to prior year tax positions	—	1,120	79
Decrease related to prior year tax positions	(81)	—	—
Ending unrecognized tax benefits	$37,255	$19,779	$16,822

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2021 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2021 would reduce the effective tax rate if recognized. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

11. Employee Benefits

Effective January 1, 2009, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 20 percent of the IRS Standard Limit. No matching contributions have been made by the Company as of December 31, 2021 since the adoption of the 401(k) plan.

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

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2021 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

13. Subsequent Events

In February 2022, the Company achieved a research milestone associated with a product candidate directed to a second tumor-associated antigen under the Janssen Agreement; the amount due under the milestone is $3.0 million.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their attestation report, which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Fate Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fate Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 28, 2022

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2021 and is incorporated in this Annual Report on Form 10-K by reference.

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

Our independent public accounting firm is Ernst & Young, LLP, San Diego, CA, PCAOB Auditor ID 42.

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

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Description of Securities	10-K	001-36076	4.5	February 24, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013

10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	10-K	001-36076	10.2	February 24, 2021

10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013

10.5#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.7#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36076	10.1	August 4, 2021

10.8#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	10-K	001-36076	10.8	February 24, 2021

10.9#	Forms of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	10-K	001-36076	10.9	February 24, 2021

10.10#	Forms of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	10-K	001-36076	10.10	February 24, 2021

10.11	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.12	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.13	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.14	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.15	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.16	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.17	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013

10.18†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.19	February 24, 2021

10.19†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.20	February 24, 2021

10.20†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.21	February 24, 2021

10.21†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 24, 2010	10-K	001-36076	10.22	February 24, 2021

10.22	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016

10.23	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016

10.24	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016

10.25	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016

10.26#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

10.27#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

10.28	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.29	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.30†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.31†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.32#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	10-K	001-36076	10.38	March 5, 2019

10.33†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

10.34†	Collaboration and Option Agreement by and between the Registrant and Janssen Biotech, Inc., dated April 2, 2020	10-Q	001-36076	10.1	August 5, 2020

10.35†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated April 2, 2020	10-Q	001-36076	10.2	August 5, 2020

10.36†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated June 8, 2020	10-Q	001-36076	10.3	August 5, 2020

10.37#	Offer Letter by and between the Registrant and Edward Dulac III, dated May 20, 2020	8-K	001-36076	10.1	August 19, 2020

10.38†	Letter Agreement, dated December 4, 2020, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	10-K	001-36076	10.39	February 24, 2021

10.39†	Patent License Agreement by and between the Registrant and Max-Delbrück-Centrum für Molekulare Medizin in der Helmholtz-Gemeinschaft, dated August 30, 2019	10-K	001-36076	10.40	February 24, 2021

10.40†	License Agreement, dated April 9, 2020, by and between the Registrant and Dana-Farber Cancer Institute, Inc.	—	—	—	Filed herewith

14.1	Amended Code of Business Conduct and Ethics	10-K	001-36076	14.1	March 5, 2019

21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	March 5, 2019

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: February 28, 2022	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: February 28, 2022	By:	/s/ Edward J. Dulac III Edward J. Dulac III Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	February 28, 2022
J. Scott Wolchko	(Principal Executive Officer)

/s/ Edward J. Dulac III	Chief Financial Officer	February 28, 2022
Edward J. Dulac III	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	February 28, 2022
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	February 28, 2022
John D. Mendlein, Ph.D., J.D.

/s/ Shefali Agarwal	Director	February 28, 2022
Shefali Agarwal, M.D.

/s/ Timothy P. Coughlin	Director	February 28, 2022
Timothy P. Coughlin

/s/ Robert S. Epstein	Director	February 28, 2022
Robert S. Epstein

/s/ Robert Hershberg	Director	February 28, 2022
Robert Hershberg, M.D., Ph.D.

/s/ Karin Jooss	Director	February 28, 2022
Karin Jooss, Ph.D.

/s/ Michael Lee	Director	February 28, 2022
Michael Lee

/s/ Yuan Xu	Director	February 28, 2022
Yuan Xu, Ph.D.