Form 10-Q
period 2022-03-31
FATE THERAPEUTICS INC
filed 2022-05-04
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 28, 2022, 96,629,085 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
The ongoing global COVID-19 pandemic, caused by the coronavirus, SARS-CoV-2, and the ongoing conflict in Ukraine, could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development and manufacture of our product candidates.
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

•
We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future, including in connection with the potential global development of our product candidates.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,741	$133,583
Accounts receivable	13,850	8,676
Short-term investments and related maturity receivables	509,031	482,327
Prepaid expenses and other current assets	11,453	8,826
Total current assets	599,075	633,412
Long-term investments	67,942	100,664
Property and equipment, net	97,857	91,529
Operating lease right-of-use assets	69,475	70,720
Restricted cash	15,227	15,227
Collaboration contract assets	8,777	9,870
Other assets	33	33
Total assets	$858,386	$921,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,444	$8,612
Accrued expenses	35,110	42,412
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	22,575	21,483
Operating lease liabilities, current portion	5,582	5,577
Total current liabilities	77,911	81,284
Deferred revenue, net of current portion	22,534	27,124
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	107,939	109,241
Stock price appreciation milestones	15,809	24,168
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2022 and December 31, 2021; Class A Convertible Preferred shares issued and outstanding—2,794,549 at March 31, 2022 and December 31, 2021	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding—96,538,084 at March 31, 2022 and 95,726,962 at December 31, 2021	97	96
Additional paid-in capital	1,470,916	1,448,584
Accumulated other comprehensive loss	(2,850)	(762)
Accumulated deficit	(834,773)	(769,083)
Total stockholders’ equity	633,393	678,838
Total liabilities and stockholders’ equity	$858,386	$921,455

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Collaboration revenue	$18,414	$11,142
Operating expenses:
Research and development	72,139	44,852
General and administrative	20,742	12,500
Total operating expenses	92,881	57,352
Loss from operations	(74,467)	(46,210)
Other income:
Interest income	418	377
Change in fair value of stock price appreciation milestones	8,359	744
Total other income	8,777	1,121
Net loss	$(65,690)	$(45,089)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(2,088)	(330)
Comprehensive loss	$(67,778)	$(45,419)
Net loss per common share, basic and diluted	$(0.68)	$(0.48)
Weighted-average common shares used to compute basic and diluted net loss per share	96,343,529	93,431,877

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Operating activities
Net loss	$(65,690)	$(45,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,761	959
Stock-based compensation	19,331	12,976
Accretion and amortization of premiums and discounts on investments, net	873	1,140
Amortization of collaboration contract assets	1,094	623
Deferred revenue	(3,497)	(3,107)
Change in fair value of stock price appreciation milestones	(8,359)	(744)
Changes in operating assets and liabilities:
Accounts receivable	(5,174)	(1,430)
Prepaid expenses and other assets	(2,407)	(1,301)
Accounts payable and accrued expenses	(3,493)	6,944
Right-of-use assets and lease liabilities, net	(52)	1,933
Net cash used in operating activities	(64,613)	(27,096)
Investing activities
Purchases of property and equipment	(10,084)	(3,981)
Purchases of investments	(132,166)	(529,907)
Maturities of investments	135,224	62,000
Net cash used in investing activities	(7,026)	(471,888)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	2,797	5,605
Proceeds from public offering of common stock and issuance of pre-funded warrants, net of issuance costs	—	432,445
Net cash provided by financing activities	2,797	438,050
Net change in cash, cash equivalents and restricted cash	(68,842)	(60,934)
Cash, cash equivalents and restricted cash at beginning of the period	148,810	182,574
Cash, cash equivalents and restricted cash at end of the period	$79,968	$121,640
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$3,377	$2,624
Right-of use assets obtained in exchange for lease obligations	$—	$1,444

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

As of March 31, 2022, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), the Company continued to experience impacts on certain aspects of its business, including its clinical trial, manufacturing, and research and development activities, during the three months ended March 31, 2022. For example, with the lifting of governmental stay-at-home orders, we have reopened each of our business locations for work onsite, but have also implemented flexible work arrangements in the interests of maintaining the health and safety of our employees. In addition, the COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with slower site activation, patient enrollment and treatment in our clinical studies as a result of precautionary measures taken by some clinical trial sites to protect both site staff and patients from possible COVID-19 exposure. We have also experienced delays in obtaining equipment, materials, and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers as a result of the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the ongoing COVID-19 pandemic on the Company’s operations, are currently unknown, and depend on continuously changing circumstances, including the emergence of new variants of the virus, such as the Delta and Omicron BA.1 and BA.2 variants. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$64,741	$106,413
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$79,968	$121,640

For each of the three months ended March 31, 2022 and 2021, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit of $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on February 28, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, the Company reassesses the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For stock awards for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved.

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

For the three months ended March 31, 2022, the Company realized a net loss of $65.7 million. Shares of potentially dilutive securities totaled 27.7 million for the three months ended March 31, 2022, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 13.7 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

During the three months ended March 31, 2022, the Company achieved a second research milestone under the Janssen Agreement and recorded a $3.0 million receivable. In accordance with ASC 606, the Company determined that the $3.0 million milestone receivable represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the $3.0 million milestone receivable in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the $3.0 million milestone was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

In connection with the Janssen Agreement, the Company has incurred $14.0 million in sublicense fees to certain of its existing licensors as of March 31, 2022. The $14.0 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $1.1 million and $0.4 million of such expense, respectively. As of March 31, 2022, the Janssen Agreement contract asset balance was $8.8 million.

The Company recognized revenue of $15.9 million under the Janssen Agreement for the three months ended March 31, 2022. Such revenue comprised $9.8 million associated with research and development services and $6.1 million associated with the upfront fee and Equity Premium for the three months ended March 31, 2022. The Company recognized revenue of $8.6 million for the three months ended March 31, 2021. Such revenue comprised $6.8 million associated with research and development services and $1.8 million associated with the upfront fee and Equity Premium for the three months ended March 31, 2021. As of March 31, 2022, aggregate deferred revenue related to the Janssen Agreement was $45.1 million, of which $22.6 million is classified as current.

As of March 31, 2022, the Company has received $39.9 million in aggregate research and development fees from Janssen.

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

In connection with the Ono Agreement and the Ono Letter Agreement, the Company has incurred $4.0 million in sublicense fees to certain of its existing licensors as of March 31, 2022. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.2 million of such expense, respectively.

The Company recognized revenue of $2.5 million under the Ono Agreement for the three months ended March 31, 2022. Such revenue comprised $1.2 million associated with research services and $1.3 million associated with the upfront payment for the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized revenue of $2.5 million under the Ono Agreement. Such revenue comprised $1.3 million associated with research services and $1.2 million associated with the upfront payment for the three months ended March 31, 2021.

As of March 31, 2022, the Company has received $18.0 million in aggregate research and development fees from Ono.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of March 31, 2022:

	As of March 31,	As of December 31,
	2022	2021
Risk-free interest rate	2.5%	1.7%
Expected volatility	77.7%	77.6%
Estimated term (in years)	16.8	17.0
Closing stock price as of remeasurement date	$38.77	$58.51

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three months ended March 31, 2022, the Company recorded $8.4 million of income associated with the change in fair value of the stock price appreciation milestones. As of March 31, 2022, the Company recorded a liability of $15.8 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of March 31, 2022, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

4. Investments

The Company invests portions of excess cash in United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to thirty-six months from the purchase date. These securities are classified as short-term and long-term investments in the accompanying unaudited condensed consolidated balance sheets based on each security’s contractual maturity date and are accounted for as available-for-sale securities.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2022 and December 31, 2021 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$140,478	$(773)	$3	$139,708
Municipal securities	1 or less	16,847	(157)	—	16,690
Corporate debt securities	1 or less	168,484	(491)	—	167,993
Commercial paper	1 or less	184,976	(336)	—	184,640
Total short-term investments		$510,785	$(1,757)	$3	$509,031
Classified as non-current assets:
Municipal securities	Greater than 1	$4,979	$(39)	$—	$4,940
Corporate debt securities	Greater than 1	64,070	(1,068)	—	63,002
Total long-term investments		$69,049	$(1,107)	$—	$67,942

December 31, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$70,653	$(163)	$—	$70,490
Municipal securities	1 or less	18,017	(6)	1	18,012
Corporate debt securities	1 or less	169,736	(187)	—	169,549
Commercial paper	1 or less	224,333	(59)	2	224,276
Total short-term investments		$482,739	$(415)	$3	$482,327
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,989	$(35)	$—	$9,954
Municipal securities	Greater than 1	9,034	(42)	—	8,992
Corporate debt securities	Greater than 1	81,989	(271)	—	81,718
Total long-term investments		$101,012	$(348)	$—	$100,664

As of March 31, 2022 and December 31, 2021, the Company had $1.4 million and $1.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2022
U.S. Treasury debt securities	$129,711	$(773)	$—	$—	$129,711	$(773)
Municipal securities	21,630	(196)	—	—	21,630	(196)
Corporate debt securities	202,366	(1,536)	23,192	(23)	225,558	(1,559)
Commercial paper	66,900	(336)	—	—	66,900	(336)
Total	$420,607	$(2,841)	$23,192	$(23)	$443,799	$(2,864)

December 31, 2021
U.S. Treasury debt securities	$80,444	$(198)	$—	$—	$80,444	$(198)
Municipal securities	23,352	(48)	—	—	23,352	(48)
Corporate debt securities	250,467	(458)	—	—	250,467	(458)
Commercial paper	59,863	(59)	—	—	59,863	(59)
Total	$414,126	$(763)	$—	$—	$414,126	$(763)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Financial assets:
Money market funds	$64,741	$64,741	$—	$—
U.S. Treasury debt securities	139,708	139,708	—	—
Municipal securities	21,630	—	21,630	—
Corporate debt securities	230,995	—	230,995	—
Commercial paper	184,640	—	184,640	—
Total financial assets measured at fair value on a recurring basis	$641,714	$204,449	$437,265	$—

Financial liabilities:
Stock price appreciation milestones	$15,809	$—	$—	$15,809
Total financial liabilities measured at fair value on a recurring basis	$15,809	$—	$—	$15,809

As of December 31, 2021
Financial assets:
Money market funds	$133,583	$133,583	$—	$—
U.S. Treasury debt securities	80,444	80,444	—	—
Municipal securities	27,004	—	27,004	—
Corporate debt securities	251,267	—	251,267	—
Commercial paper	224,276	—	224,276	—
Total assets measured at fair value on a recurring basis	$716,574	$214,027	$502,547	$—

Financial liabilities:
Stock price appreciation milestones	$24,168	$—	$—	$24,168
Total financial liabilities measured at fair value on a recurring basis	$24,168	$—	$—	$24,168

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

There were no Level 3 assets held by the Company as of March 31, 2022.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2022 from $38.77 to $42.65 per share would have decreased the income recorded during the three months ended March 31, 2022 by $1.7 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at March 31, 2022 from $38.77 to $34.89 per share would have increased the income recorded during the three months ended March 31, 2022 by $1.6 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2021	$24,168
Changes in fair value of stock price appreciation milestones liability	(8,359)
Balance at March 31, 2022	$15,809

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and other employee benefits	$11,568	$18,358
Accrued clinical trial related costs	10,511	12,344
Accrued other	13,031	11,710
Total current accrued expenses	$35,110	$42,412

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

As of March 31, 2022, future undiscounted minimum contractual payments under the Company’s operating leases were $188.9 million, which will be paid over a remaining weighted-average lease term of 12.1 years. The weighted-average discount rate for the operating lease liabilities was 6.9%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Straight-line lease expense	$3,815	$3,534
Variable lease expense	618	235
Total operating lease expense	$4,433	$3,769

No short-term lease expense was recognized during the three months ended March 31, 2022 and 2021.

Future minimum lease payments under the Company’s operating leases as of March 31, 2022 are as follows (in thousands):

Operating Lease Payments
Remaining in 2022	$11,285
2023	14,498
2024	14,836
2025	15,087
2026	15,540
2027	16,006
Thereafter	101,636
Total undiscounted lease payments	$188,888
Less: imputed interest	(75,367)
Total lease liability	$113,521

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

As of March 31, 2022, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2021	7,708,263	$20.43
Granted	671,420	39.87
Exercised	(398,415)	7.56
Cancelled	(51,924)	33.61
Balance at March 31, 2022	7,929,344	$22.63

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2021	4,008,832	$58.60
Granted	2,293,106	40.49
Vested	(412,707)	45.87
Cancelled	(98,518)	56.29
Balance at March 31, 2022	5,790,713	$52.54

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$12,694	$8,522
General and administrative	$6,637	4,454
Total	$19,331	$12,976

As of March 31, 2022, the unrecognized compensation cost related to outstanding options was $58.1 million and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

As of March 31, 2022, the unrecognized compensation cost related to restricted stock units was $175.1 million which is expected to be recognized as expense over a weighted-average period of approximately 3.4 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	0.4%
Expected volatility	75.8%	76.5%
Expected term (in years)	5.6	5.1
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2022 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	2,794,549	$3	95,726,962	$96	$1,448,584	$(762)	$(769,083)	$678,838
Exercise of stock options, net of issuance costs	—	—	398,415	—	3,001	—	—	3,001
Issuance of common stock upon vesting of restricted stock units	—	—	412,707	1	—	—	—	1
Stock-based compensation	—	—	—	—	19,331	—	—	19,331
Unrealized loss on investments	—	—	—	—	—	(2,088)	—	(2,088)
Net loss	—	—	—	—	—	—	(65,690)	(65,690)
Balance at March 31, 2022	2,794,549	$3	96,538,084	$97	$1,470,916	$(2,850)	$(834,773)	$633,393

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

9. Subsequent Events

In April 2022, the Company achieved a research milestone associated with a product candidate directed to a third tumor-associated antigen under the Janssen Agreement; the amount due under the milestone is $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2022.

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

We have entered into a research collaboration and license agreement with the Regents of the University of Minnesota to develop off-the-shelf, engineered NK-cell cancer immunotherapies derived from clonal master iPSC lines. Additionally, we have entered into a research collaboration and license agreement with Memorial Sloan Kettering Cancer Center (MSK) to develop off-the-shelf, engineered T-cell cancer immunotherapies derived from clonal master iPSC lines.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we may enter into with clinical research organizations (CROs) for the execution and management of certain clinical trials;
•
conduct GMP production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;
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
•
hire additional personnel to build out our commercialization, marketing and medical teams; and
•
hire general and administrative personnel to continue operating as a public company and support our operations and develop commercial infrastructure for potential commercialization of our product candidates.

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

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), we continued to experience impacts on certain aspects of our business, including our clinical trial, manufacturing, and research and development activities, during the three months ended March 31, 2022. For example, with the lifting of governmental stay-at-home orders, we have reopened each of our business locations for work onsite, but have also implemented flexible work arrangements in the interests of maintaining the health and safety of our employees. In addition, the COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with slower site activation, patient enrollment and treatment in our clinical studies as a result of precautionary measures taken by some clinical trial sites to protect both site staff and patients from possible COVID-19 exposure. We have also experienced delays in obtaining equipment, materials, and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers as a result of the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, are currently unknown, and depend on continuously changing circumstances, including the emergence of new variants of the virus, such as the Delta and Omicron BA.1 and BA.2 variants. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic, including the emergence of new variants of the virus, on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities headquartered in San Diego, California. Fate Therapeutics, Inc. owns 100% of the voting shares of Tfinity Therapeutics, Inc. (Tfinity), incorporated in the United States, 100% of the voting shares of Fate Therapeutics Ltd. (Fate Ltd.), incorporated in the United Kingdom, and 100% of the voting shares of Fate Therapeutics B.V. (Fate B.V.), incorporated in the Netherlands. The following information is presented on a consolidated basis to include the accounts of Fate Therapeutics, Inc., Tfinity, Fate B.V., and Fate Ltd. To date, the aggregate operations of our subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

During the three months ended March 31, 2022, we achieved a second pre-defined research milestone under the Janssen Agreement and recorded a $3.0 million receivable.

During the three months ended March 31, 2022, we recognized $15.9 million of collaboration revenue under the Janssen Agreement. During the three months ended March 31, 2021, we recognized $8.6 million of collaboration revenue under the Janssen Agreement, respectively. As of March 31, 2022, aggregate deferred revenue related to the Janssen Agreement was $45.1 million.

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

During the three months ended March 31, 2022, we recognized $2.5 million of collaboration revenue under the Ono Agreement. During the three months ended March 31, 2021, we recognized $2.5 million of collaboration revenue under the Ono Agreement.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development and the manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Janssen, Ono, University of Minnesota and MSK. Our current planned research and development activities over the next twelve months consist primarily of the following:

•
conducting clinical trials of our product candidates, including through the engagement of CROs to manage various aspects of our clinical trials;
•
conducting GMP production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;
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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of the ongoing COVID-19 pandemic and the ongoing conflict in Ukraine on our business and operations, and our expenditures may be increased by delays or disruptions due to the COVID-19 pandemic or the ongoing conflict in Ukraine, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2022.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		Increase/
	2022	2021	(Decrease)
Collaboration revenue	$18,414	$11,142	$7,272
Research and development expense	72,139	44,852	27,287
General and administrative expense	20,742	12,500	8,242
Total other income	8,777	1,121	7,656

Collaboration Revenue. During the three months ended March 31, 2022 and 2021, we recognized revenue of $18.4 million and $11.1 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $72.1 million for the three months ended March 31, 2022, compared to $44.9 million for the three months ended March 31, 2021. The increase in research and development expenses was attributable primarily to the following:

•
$11.8 million increase in employee compensation and benefits expense, including $4.1 million increase in employee stock-based compensation expense;
•
$7.6 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$3.9 million increase in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $20.7 million for the three months ended March 31, 2022, compared to $12.5 million for the three months ended March 31, 2021. The increase in general and administrative expenses was attributable primarily to a $5.0 million increase in employee compensation and benefits expense, including $2.2 million increase in employee stock-based compensation expense, and a $1.1 million increase in facility lease and related expenses.

Other income (expense), net. Other income (expense), net was $8.8 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we recorded $8.4 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended March 31, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended March 31, 2021, we recorded $0.7 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended March 31, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2022, we had an accumulated deficit of $834.8 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $64.6 million compared to cash used in operating activities of $21.7 million during the three months ended March 31, 2021. The primary driver of this change in cash used in operating activities was our increase in net loss. The change in cash from the period is also attributed to the increase in prepaid expenses and decrease in accrued liabilities.

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

During the three months ended March 31, 2022, we achieved a second pre-defined research milestone under the Janssen Agreement and recorded a $3.0 million receivable. As of March 31, 2022, no royalties have been paid to us.

In connection with the Janssen Agreement, we have incurred $14.0 million in sublicense fees to certain of our existing licensors, all of which has been paid as of March 31, 2022. The $14.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 and to the achievement of certain clinical, regulatory and commercial milestones in specified territories, we are eligible to receive an aggregate of up to $885.0 million in milestone payments for Candidate 2, with the applicable milestone payments for Candidate 2 for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize Candidate 2 as described above. As of March 31, 2022, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for Candidate 2 in specified territories, with such royalties subject to certain reductions. As of March 31, 2022, no royalties have been paid to us.

In connection with the Ono Agreement and the Ono Letter Agreement, we have incurred $4.0 million in sublicense fees to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of March 31, 2022, all such consideration has been paid.

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

As of March 31, 2022, we recorded a liability of $15.8 million associated with the stock price appreciation milestones for the Amended MSK License. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted payment to MSK of $20.0 million during the year ended December 31, 2021.

Investing Activities

During the three months ended March 31, 2022, investing activities used cash of $7.0 million compared to cash used by investing activities of $471.9 million during the three months ended March 31, 2021. The change was primarily attributable to a decrease in the purchases of investments of $132.2 million during the three months ended March 31, 2022 compared to the purchase of investments of $529.9 million during the three months ended March 31, 2021. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2022, financing activities provided cash of $2.8 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the three months ended March 31, 2021, financing activities provided cash of $438.1 million, which consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $5.6 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through March 31, 2022, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2022, we had aggregate cash and cash equivalents and investments of $641.7 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of March 31, 2022, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

We believe our existing cash and cash equivalents and investments as of March 31, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, while the full impact of the COVID-19 pandemic and the ongoing conflict in Ukraine on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, the pandemic has caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of the pandemic could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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
•
the time to and cost of establishing internal GMP production capabilities to support the clinical and potential commercial manufacture of our product candidates at our new corporate headquarters;
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

In addition, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic and the ongoing conflict in Ukraine and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

We lease certain office, laboratory, and manufacturing space under non-cancelable operating leases. In addition to rent, our leases are subject to certain fixed fees. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 7 of the unaudited condensed consolidated financial statements for additional detail surrounding our lease obligations.

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. In the event a licensed product achieves a specified clinical milestone, MSK is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted payment to MSK for the first milestone payment of $20.0 million. See Note 2 of the unaudited condensed consolidated financial statements for additional detail surrounding our stock price appreciation milestone obligations.

We have no material contractual obligations not fully recorded on our unaudited condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

Inflation

Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the prices of material, interest rates and cost of labor may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into an amended and restated license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of March 31, 2022, the estimated fair value of the stock price appreciation milestones for the remaining milestones was $15.8 million.

Changes in the price of our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

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

•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of the ongoing COVID-19 pandemic, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines;
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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to the COVID-19 pandemic and the ongoing conflict in Ukraine;
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

A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

We plan to globally develop our product candidates. Accordingly, we expect that it will be subject to additional risks related to operating in foreign countries, including:

•
differing regulatory requirements in foreign countries;
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•
increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the U.S. and shipping the product candidate to the patient abroad;
•
import and export requirements and restrictions;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;

•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•
potential liability under the FCPA or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our potential international operations may materially adversely affect our ability to attain or maintain profitable operations, which could have a material adverse effect on our business and results of operations.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic, the ongoing conflict in Ukraine, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to governmental shelter-in-place orders resulting from the COVID-19 pandemic, we or our third-party manufacturers have been, and may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel and key contractors, and delays or pauses in the production and delivery of laboratory equipment, materials and supplies necessary for the manufacture of our product candidates. These problems may include workforce reductions, employee absenteeism and attrition, and supply chain failures or delays relating to the COVID-19 pandemic or other events affecting raw material supply or manufacturing capabilities. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

We are subject to risks associated with the ongoing spread of the coronavirus, SARS-CoV-2, and the global COVID-19 pandemic could seriously impact the research and development of our product candidates.

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

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the emergence of new variants of the virus, such as the Delta and Omicron BA.1 and BA.2 variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, future waves of infection, and the effectiveness of actions taken to contain the pandemic or mitigate its impact, including vaccination campaigns. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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

Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. To date, there are relatively few approved cell therapies, and the development of any cell therapy may be placed on hold by the FDA upon the detection of any unexpected safety event to evaluate the potential relevance of such novel technology to the occurrence of such safety event, highlighting the technical and regulatory risk of working with new technology. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for cell therapy product candidates based on other, better known or more extensively studied technologies and therapeutic approaches.

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

Manufacturing our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our CMOs have purchased equipment, materials and disposables used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials and equipment required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components and equipment. As a result of the ongoing COVID-19 pandemic, the business and operations of our suppliers may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product from any of these suppliers, which could be due to the impacts of the COVID-19 pandemic, the ongoing conflict in Ukraine, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborators' or partners' support for our product candidates.

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

We currently have no experience in marketing and selling therapeutic products, including obtaining and maintaining adequate pricing and reimbursements. If any of our product candidates are approved for marketing, we intend to establish marketing and sales capabilities internally or we may selectively seek to enter into partnerships with other entities to utilize their marketing and distribution capabilities. If we are unable to develop adequate marketing and sales capabilities on our own or effectively partner with third parties, our ability to generate product revenues will suffer.

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
•
obtaining and maintaining adequate pricing and reimbursement; and
•
sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS"), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

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

We may be subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begins commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, third-party payors, and others play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute (“AKS”) prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal AKS or specific intent to violate it to have committed a violation. The AKS has been interpreted to apply to arrangements between biopharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers, among others, on the other;
•
the federal False Claims Act imposes criminal and civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. When an entity is determined to have violated the False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, healthcare clearing houses, and certain healthcare providers and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact, or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act (the “ACA”) require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians ( as defined by the law), physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and teaching hospitals, as well as physician ownership and investment interests, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members and payments or other “transfers of value” to such physician owners; Such information is subsequently made publicly available in a searchable format on a CMS website, effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician assistants and nurse practitioners; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
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

We are experiencing rapid growth and as of March 31, 2022, we had 511 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

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

The pandemic has impacted and may continue to impact our supply chains. If our suppliers have increased challenges with their workforce (including as a result of illness, absenteeism, reactions to health and safety or government requirements), facility closures, timely access to necessary components, materials and other supplies at reasonable prices, access to capital, and access to fundamental support services (such as shipping and transportation), they may be unable to provide the agreed-upon goods and services in a timely, compliant and cost-effective manner. We have incurred and may in the future incur additional costs and delays in our business, including as a result of higher prices, schedule delays or the need to identify and develop alternative suppliers.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through equity or debt financings, or such financing transactions may be on unfavorable terms. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruptions and uncertainties in global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19, including new variants of the virus or spikes or surges in infection and hospitalization rates, could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. For example, the emergence of the Delta and Omicron variants in 2021, and the emergence of the BA.2 subvariant in 2022, significantly impacted rates of infection and prompted public health officials to reconsider certain health and safety measures that had been adopted to date, including vaccination requirements, guidance around quarantine and isolation periods, and mask wearing. We do not yet know the full extent of potential delays or impacts on our business, our clinical and preclinical programs, our research, manufacturing, and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have a material adverse impact on our operations, and we will continue to monitor the situation closely.

The global economic conditions created by the conflict between Russia and Ukraine could adversely affect our business, financial condition, stock price and results of operations.

In February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. Although the conflict has had little direct impact on our business to date, the uncertainty and ripple effects created by this conflict may have unknown indirect impacts. As a result of the invasion, the U.S. and certain other countries have imposed sanctions on Russia and could impose further sanctions that could damage or disrupt international commerce and the global economy. It is not possible to predict the broader or longer-term consequences of this conflict, or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, retaliatory cyber-attacks, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. The potential effects of the conflict include but are not limited to changes in laws and regulations affecting our business, fluctuations in foreign currency markets, potential supply chain disruptions, and increased market volatility and uncertainty that could have an adverse impact on macroeconomic factors that affect our business and operations.

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

As of March 31, 2022, our cash and cash equivalents and investments were $641.7 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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
•
the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and
•
our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Janssen Biotech, Inc., Ono Pharmaceutical Co., Ltd., the University of Minnesota, and MSK, to advance the research, development and commercialization of therapeutic products.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impact of the COVID-19 pandemic and the ongoing conflict in Ukraine on the global economy is currently unknown and difficult to predict, the pandemic has caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of the pandemic could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2022, we had an accumulated deficit of $834.8 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine; and
•
general economic and market conditions.

These and other market and industry factors, including the effects of the COVID-19 pandemic and the ongoing conflict in Ukraine on the global economy, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

As of April 28, 2022, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.4% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 49.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic or the ongoing conflict in Ukraine, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, the ongoing conflict in Ukraine, current economic climate and financial market conditions could adversely impact our business.

Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

In late February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. The uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations.

Sanctions imposed by the U.S., EU, and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may have an adverse impact our business, including our clinical trials, the financial markets and the global economy. As the conflict in Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, or other economic or military measures relating to Russia.

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

Our business could be negatively impacted by corporate citizenship and environmental, social and corporate governance matters and/or our reporting of such matters.

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

Fate Therapeutics, Inc.

Date: May 4, 2022	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)