Form 10-Q
period 2022-06-30
FATE THERAPEUTICS INC
filed 2022-08-03
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, 97,000,294 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,275	$133,583
Accounts receivable	13,126	8,676
Short-term investments and related maturity receivables	513,575	482,327
Prepaid expenses and other current assets	17,181	8,826
Total current assets	599,157	633,412
Long-term investments	11,925	100,664
Property and equipment, net	103,116	91,529
Operating lease right-of-use assets	68,493	70,720
Restricted cash	15,227	15,227
Collaboration contract assets	9,108	9,870
Other assets	33	33
Total assets	$807,059	$921,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,420	$8,612
Accrued expenses	40,524	42,412
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	33,657	21,483
Operating lease liabilities, current portion	5,717	5,577
Total current liabilities	91,518	81,284
Deferred revenue, net of current portion	17,743	27,124
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	106,587	109,241
Stock price appreciation milestones	9,928	24,168
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2022 and December 31, 2021; Class A Convertible Preferred shares issued and outstanding—2,794,549 at June 30, 2022 and December 31, 2021	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding—96,862,797 at June 30, 2022 and 95,726,962 at December 31, 2021	97	96
Additional paid-in capital	1,494,642	1,448,584
Accumulated other comprehensive loss	(3,381)	(762)
Accumulated deficit	(910,878)	(769,083)
Total stockholders’ equity	580,483	678,838
Total liabilities and stockholders’ equity	$807,059	$921,455

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Collaboration revenue	$18,549	$13,412	$36,963	$24,552
Operating expenses:
Research and development	81,307	48,023	153,446	92,873
General and administrative	20,351	12,168	41,093	24,668
Total operating expenses	101,658	60,191	194,539	117,541
Loss from operations	(83,109)	(46,779)	(157,576)	(92,989)
Other income:
Interest income	757	346	1,175	723
Change in fair value of stock price appreciation milestones	5,881	(8,700)	14,240	(7,956)
Other income	366	—	366	—
Total other income (expense)	7,004	(8,354)	15,781	(7,233)
Net loss	$(76,105)	$(55,133)	$(141,795)	$(100,222)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(531)	174	(2,619)	(156)
Comprehensive loss	$(76,636)	$(54,959)	$(144,414)	$(100,378)
Net loss per common share, basic and diluted	$(0.79)	$(0.58)	$(1.47)	$(1.07)
Weighted-average common shares used to compute basic and diluted net loss per share	96,704,413	94,326,648	96,524,968	93,881,734

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Operating activities
Net loss	$(141,795)	$(100,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,723	2,125
Stock-based compensation	39,873	26,230
Accretion and amortization of premiums and discounts on investments, net	1,398	2,629
Amortization of collaboration contract assets	763	1,602
Deferred revenue	2,793	(5,208)
Change in fair value of stock price appreciation milestones	(14,240)	7,956
Changes in operating assets and liabilities:
Accounts receivable	(4,450)	(4,788)
Prepaid expenses and other assets	(8,136)	(1,669)
Accounts payable and accrued expenses	586	9,550
Right-of-use assets and lease liabilities, net	(287)	2,593
Net cash used in operating activities	(117,772)	(59,202)
Investing activities
Purchases of property and equipment	(20,213)	(17,600)
Purchases of investments	(196,115)	(629,244)
Maturities of investments	249,589	173,584
Net cash provided by (used in) investing activities	33,261	(473,260)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	6,203	9,323
Proceeds from public offering of common stock and issuance of pre-funded warrants, net of issuance costs	—	432,446
Net cash provided by financing activities	6,203	441,769
Net change in cash, cash equivalents and restricted cash	(78,308)	(90,693)
Cash, cash equivalents and restricted cash at beginning of the period	148,810	182,574
Cash, cash equivalents and restricted cash at end of the period	$70,502	$91,881
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,469	$1,435
Right-of use assets obtained in exchange for lease obligations	$518	$1,546

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007, and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to the development of programmed cellular immunotherapies for patients with cancer, including off-the-shelf natural killer (NK) and T-cell product candidates derived from clonal master engineered induced pluripotent stem cell (iPSC) lines.

As of June 30, 2022, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), the Company continued to experience impacts on certain aspects of its business, including its clinical trial, manufacturing, and research and development activities, during the six months ended June 30, 2022. For example, with the lifting of governmental stay-at-home orders, we have reopened each of our business locations for work onsite, but have also implemented flexible work arrangements in the interests of maintaining the health and safety of our employees. In addition, the COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with slower site activation, patient enrollment and treatment in our clinical studies as a result of precautionary measures taken by some clinical trial sites to protect both site staff and patients from possible COVID-19 exposure. We have also experienced delays in obtaining equipment, materials, and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers as a result of the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the ongoing COVID-19 pandemic on the Company’s operations, are currently unknown, and depend on continuously changing circumstances, including the emergence of new variants of the virus, such as the Omicron BA.4 and BA.5 variants. While certain measures have been relaxed in certain parts of the world as increasing numbers of people have received COVID-19 vaccines, others have remained in place with some areas continuing to experience renewed outbreaks and surges in infection rates. The extent to which such measures are removed or new measures are put in place will depend upon how the pandemic evolves, as well as the distribution of available vaccines, the rates at which they are administered and the emergence of new variants of the virus. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$55,275	$76,654
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$70,502	$91,881

For each of the six months ended June 30, 2022 and 2021, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit of $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on February 28, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Employee Retention Credit

The CARES Act provides an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when received and include in other income in the statement of operations. Accordingly, the Company received a cash payment and recorded $0.4 million of other income during the three and six months ended June 30, 2022.

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

For the three and six months ended June 30, 2022, the Company realized a net loss of $76.1 million and $141.8 million, respectively. Shares of potentially dilutive securities totaled 27.7 million for the three and six months ended June 30, 2022, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 13.8 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

The Company applied ASC Topic 808, Collaborative Arrangements (ASC 808) and determined the Janssen Agreement is applicable to such guidance. The Company concluded that certain units of account within the Janssen Agreement represented a customer relationship and applied relevant guidance from ASC Topic 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Janssen Agreement. In accordance with this guidance, the Company identified its potential performance obligations, including its grant of a license to Janssen to certain of its intellectual property subject to certain conditions, its conduct of research and development services, and its participation in various joint oversight committees. The Company determined that its grant of a license to Janssen to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research and development services. Accordingly, the Company determined that its grant of a license to Janssen and its conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, the Company determined that participation in the various joint oversight committees did not constitute a performance obligation as the Company’s participation in the various joint oversight committees does not transfer a service.

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

During the six months ended June 30, 2022, the Company achieved two additional research milestones under the Janssen Agreement and received two cash payments of $3.0 million each, for a total of $6.0 million received. In accordance with ASC 606, the Company determined that the milestone receivables represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the milestone receivables in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the milestones was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

On May 26, 2022, Janssen exercised a commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement). As a result, the Company received an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million under the Janssen Agreement. The Company determined the exercise represented an option with no material right under the Janssen Agreement. The Company has not completed its performance obligations with respect to the exercise of the commercial option and accordingly, the Company has not recognized any revenue associated with the option exercise for the three months ended June 30, 2022. The cash received for the Option Exercise Payment was recorded to deferred revenue, and will be recognized as revenue upon completion of the performance obligations.

In connection with the Janssen Agreement, the Company has incurred $15.6 million in sublicense fees to certain of its existing licensors as of June 30, 2022. The $15.6 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended June 30, 2022 and 2021, the Company recognized $1.2 million and $0.7 million of such expense, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized $2.4 million and $1.1 million of such expense, respectively. As of June 30, 2022, the Janssen Agreement contract asset balance was $9.1 million.

The Company recognized revenue of $18.1 million and $34.1 million under the Janssen Agreement for the three and six months ended June 30, 2022, respectively. Such revenue comprised $11.4 million associated with research and development services and $6.7 million associated with the upfront fee and Equity Premium for the three months ended June 30, 2022, and $21.2 million associated with research and development services and $12.9 million associated with the upfront fee and Equity Premium for the six months ended June 30, 2022. The Company recognized revenue of $10.9 million and $19.5 million for the three and six months ended June 30, 2021, respectively. Such revenue comprised $7.1 million associated with research and development services and $3.8 million associated with the upfront fee and Equity Premium for the three months ended June 30, 2021, and $13.8 million associated with research and development services and $5.7 million associated with the upfront fee and Equity Premium for the six months ended June 30, 2021. As of June 30, 2022, aggregate deferred revenue related to the Janssen Agreement was $51.4 million, of which $33.7 million is classified as current.

As of June 30, 2022, the Company has received $49.4 million in aggregate research and development fees from Janssen.

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

On June 28, 2022, the Company and Ono entered into an amendment to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the Company and Ono expanded the scope of the collaboration to include the research and development of CAR-targeted natural killer (NK) cell candidates derived from engineered master induced pluripotent stem cells (iPSC). Additionally, pursuant to the Ono Amendment, the Company and Ono agreed that Ono will contribute novel binding domains targeting a second solid tumor antigen (Candidate 3). The Company will continue to receive committed research and development funding from Ono through September 2024, and the Company and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing collaboration candidates targeting such solid tumor antigen to a pre-defined preclinical milestone. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan, subject to Ono exercising its option to continue the research term for a candidate targeting the second solid tumor antigen.

Pursuant to the Ono Amendment, the Company and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing Candidate 2 and Candidate 3 to a pre-defined preclinical milestone. The Company has granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize each remaining candidate in all territories of the world, with the Company retaining the right to co-develop and co-commercialize in the United States and Europe under a joint arrangement whereby it is eligible to share at least 50% of the profits and losses (the Option).

For each remaining candidate, the Option will expire upon the earliest of: (a) the achievement of the pre-defined preclinical milestone, (b) termination by Ono of research and development activities for the Candidate and (c) the date that is the later of (i) the end date of the defined research term for each respective candidate and (ii) completion of all applicable activities contemplated under the joint development plan (the Option Period). The Company has maintained worldwide rights of manufacture for each remaining candidate.

Ono has agreed to pay the Company up to an additional $20.0 million, subject to the exercise by Ono of the Option (Option Exercise Fees) during the Option Period for Candidate 2 and/or Candidate 3. Such fees are in addition to the upfront payment, research and development fees, and the previously paid $10.0 million milestone associated with the Ono Letter Agreement.

Under the terms of the Ono Amendment, subject to Ono’s exercise of the Option for Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, the Company is entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate as described above. The Company is also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions.

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

The Company applied ASC 808 to the Ono Agreement, Ono Letter Agreement and Ono Amendment and determined that the agreements are applicable to such guidance. The Company concluded that certain units of account within the Ono Agreement and Ono Amendment represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the Ono Agreement and the Ono Letter Agreement. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

The Company also assessed, in connection with the upfront, non-refundable and non-creditable payment of $10.0 million received in September 2018 and the $5.0 million prepayment of the first-year research and development fees in October 2018, and concluded that there was not a significant financing component to the Ono Agreement.

The Company also assessed the effects of any variable elements under the Ono Agreement and Ono Amendment. Such assessment evaluated, among other things, the likelihood of receiving (i) preclinical milestone and option fees, (ii) various clinical, regulatory and commercial milestone payments, and (iii) royalties on net sales of either product Candidate. Based on its assessment, the Company concluded that, based on the likelihood of these variable components occurring, there was not a significant variable element included in the transaction price. Accordingly, the Company has not assigned a transaction price to any Ono Option Milestone, Ono Milestones or Ono Option Exercise Fees, other than the $10.0 million milestone triggered as part of the Ono Letter Agreement in December 2020, given the substantial uncertainty related to their achievement and has not assigned a transaction price to any Ono Royalties.

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Amendment equals $39.3 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $29.3 million. The upfront payment of $10.0 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations. Revenue associated with the upfront payment will be recognized based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue, and such fees were recognized as revenue as the research services were delivered.

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

In connection with the Ono Agreement and the Ono Letter Agreement, the Company has incurred $4.0 million in sublicense fees to certain of its existing licensors as of June 30, 2022. The $4.0 million in sublicense consideration represents an asset under ASC

340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended June 30, 2022 and 2021, the Company recognized no expense and $0.3 million of such expense, respectively, and during the six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.5 million of such expense, respectively.

The Company recognized revenue of $0.4 million and $2.9 million under the Ono Agreement for the three and six months ended June 30, 2022, respectively. Such revenue comprised $0.2 million associated with research services and $0.2 million associated with the upfront payment for the three months ended June 30, 2022, and $1.4 million associated with research services and $1.5 million associated with upfront payment for the six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized revenue of $2.5 million and $5.0 million, respectively under the Ono Agreement. Such revenue comprised $1.3 million associated with research services and $1.2 million associated with the upfront payment for the three months ended June 30, 2021, and $2.5 million associated with research services and $2.5 million associated with upfront payment for the six months ended June 30, 2021.

As of June 30, 2022, the Company has received $18.0 million in aggregate research and development fees from Ono.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of June 30, 2022:

	As of June 30,	As of December 31,
	2022	2021
Risk-free interest rate	3.2%	1.7%
Expected volatility	78.3%	77.6%
Estimated term (in years)	16.5	17.0
Closing stock price as of remeasurement date	$24.78	$58.51

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and six months ended June 30, 2022, the Company recorded $5.9 million and $14.2 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of June 30, 2022, the Company recorded a liability of $9.9 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of June 30, 2022, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2022 and December 31, 2021 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$120,196	$(965)	$—	$119,231
Municipal securities	1 or less	19,939	(278)	—	19,661
Corporate debt securities	1 or less	178,376	(1,657)	—	176,719
Commercial paper	1 or less	198,371	(407)	—	197,964
Total short-term investments		$516,882	$(3,307)	$—	$513,575
Classified as non-current assets:
Corporate debt securities	Greater than 1	12,035	(110)	—	11,925
Total long-term investments		$12,035	$(110)	$—	$11,925

December 31, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$70,653	$(163)	$—	$70,490
Municipal securities	1 or less	18,017	(6)	1	18,012
Corporate debt securities	1 or less	169,736	(187)	—	169,549
Commercial paper	1 or less	224,333	(59)	2	224,276
Total short-term investments		$482,739	$(415)	$3	$482,327
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,989	$(35)	$—	$9,954
Municipal securities	Greater than 1	9,034	(42)	—	8,992
Corporate debt securities	Greater than 1	81,989	(271)	—	81,718
Total long-term investments		$101,012	$(348)	$—	$100,664

As of June 30, 2022 and December 31, 2021, the Company had $1.0 million and $1.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2022
U.S. Treasury debt securities	$119,232	$(965)	$—	$—	$119,232	$(965)
Municipal securities	19,661	(278)	—	—	19,661	(278)
Corporate debt securities	150,489	(1,734)	31,154	(33)	181,643	(1,767)
Commercial paper	84,465	(407)	—	—	84,465	(407)
Total	$373,847	$(3,384)	$31,154	$(33)	$405,001	$(3,417)

December 31, 2021
U.S. Treasury debt securities	$80,444	$(198)	$—	$—	$80,444	$(198)
Municipal securities	23,352	(48)	—	—	23,352	(48)
Corporate debt securities	250,467	(458)	—	—	250,467	(458)
Commercial paper	59,863	(59)	—	—	59,863	(59)
Total	$414,126	$(763)	$—	$—	$414,126	$(763)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Financial assets:
Money market funds	$55,275	$55,275	$—	$—
U.S. Treasury debt securities	119,232	119,232	—	—
Municipal securities	19,661	—	19,661	—
Corporate debt securities	188,643	—	188,643	—
Commercial paper	197,964	—	197,964	—
Total financial assets measured at fair value on a recurring basis	$580,775	$174,507	$406,268	$—

Financial liabilities:
Stock price appreciation milestones	$9,928	$—	$—	$9,928
Total financial liabilities measured at fair value on a recurring basis	$9,928	$—	$—	$9,928

As of December 31, 2021
Financial assets:
Money market funds	$133,583	$133,583	$—	$—
U.S. Treasury debt securities	80,444	80,444	—	—
Municipal securities	27,004	—	27,004	—
Corporate debt securities	251,267	—	251,267	—
Commercial paper	224,276	—	224,276	—
Total assets measured at fair value on a recurring basis	$716,574	$214,027	$502,547	$—

Financial liabilities:
Stock price appreciation milestones	$24,168	$—	$—	$24,168
Total financial liabilities measured at fair value on a recurring basis	$24,168	$—	$—	$24,168

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

There were no Level 3 assets held by the Company as of June 30, 2022.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2022 from $24.78 to $27.26 per share would have decreased the income recorded during the three months ended June 30, 2022 by $1.2 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at June 30, 2022 from $24.78 to $22.30 per share would have increased the income recorded during the three months ended June 30, 2022 by $1.1 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2021	$24,168
Changes in fair value of stock price appreciation milestones liability	(14,240)
Balance at June 30, 2022	$9,928

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and other employee benefits	$16,554	$18,358
Accrued clinical trial related costs	11,684	12,344
Accrued other	12,286	11,710
Total current accrued expenses	$40,524	$42,412

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

As of June 30, 2022, future undiscounted minimum contractual payments under the Company’s operating leases were $185.3 million, which will be paid over a remaining weighted-average lease term of 11.9 years. The weighted-average discount rate for the operating lease liabilities was 8.19%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Straight-line lease expense	$3,865	$3,541	$7,680	$7,075
Variable lease expense	678	356	1,295	591
Total operating lease expense	$4,543	$3,897	$8,975	$7,666

No short-term lease expense was recognized during the three and six months ended June 30, 2022 and 2021.

Future minimum lease payments under the Company’s operating leases as of June 30, 2022 are as follows (in thousands):

Operating Lease Payments
Remaining in 2022	$7,713
2023	14,498
2024	14,836
2025	15,087
2026	15,540
2027	16,006
Thereafter	101,636
Total undiscounted lease payments	$185,316
Less: imputed interest	(73,012)
Total lease liability	$112,304

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

As of June 30, 2022, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2021	7,708,263	$20.43
Granted	848,457	36.68
Exercised	(649,901)	9.50
Cancelled	(160,947)	46.21
Balance at June 30, 2022	7,745,872	$22.59

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2021	4,008,832	$58.60
Granted	2,783,412	38.41
Vested	(485,934)	49.51
Cancelled	(295,669)	53.60
Balance at June 30, 2022	6,010,641	$50.39

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$13,570	$8,624	$26,264	$17,146
General and administrative	6,972	4,630	13,609	9,084
Total	$20,542	$13,254	$39,873	$26,230

As of June 30, 2022, the unrecognized compensation cost related to outstanding options was $50.9 million and is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

As of June 30, 2022, the unrecognized compensation cost related to restricted stock units was $166.8 million which is expected to be recognized as expense over a weighted-average period of approximately 3.2 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.9%	0.5%
Expected volatility	76.2%	76.6%
Expected term (in years)	5.8	5.2
Expected dividend yield	0.0%	0.0%

2022 Stock Option and Incentive Plan

On June 9, 2022 the Company adopted the 2022 Stock Option and Incentive Plan (the "2022 Plan"). The 2022 Plan authorizes 9.5 million shares of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, performance-based awards, and other awards to individuals who are then employees, officers, directors or consultants of the Company.

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2022 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	2,794,549	3	95,726,962	96	1,448,584	(762)	(769,083)	678,838
Exercise of stock options, net of issuance costs	—	—	398,415	—	3,001	—	—	3,001
Issuance of common stock upon vesting of restricted stock units	—	—	412,707	1	—	—	—	1
Stock-based compensation	—	—	—	—	19,331	—	—	19,331
Unrealized loss on investments	—	—	—	—	—	(2,088)	—	(2,088)
Net loss	—	—	—	—	—	—	(65,690)	(65,690)
Balance at March 31, 2022	2,794,549	3	96,538,084	97	1,470,916	(2,850)	(834,773)	633,393
Exercise of stock options, net of issuance costs	—	—	251,486	—	3,184	—	—	3,184
Issuance of common stock upon vesting of restricted stock units	—	—	73,227	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,542	—	—	20,542
Unrealized loss on investments	—	—	—	—	—	(531)	—	(531)
Net loss	—	—	—	—	—	—	(76,105)	(76,105)
Balance at June 30, 2022	2,794,549	3	96,862,797	97	1,494,642	(3,381)	(910,878)	580,483

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

In September 2018, we entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of off-the-shelf, iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates (Ono Agreement) for the treatment of cancer. In June 2022, we entered into an amendment (Ono Amendment) to the Ono Agreement to expand the collaboration to include the research and development of off-the-shelf, iPSC-derived CAR NK-cell product candidates and pursuant to the Ono Amendment, Ono agreed to provide novel binding domains targeting a second solid tumor antigen under the collaboration.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we enter into with clinical research organizations (CROs) for the execution and management of certain clinical trials;
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
•
build out business operations at our new corporate headquarters, including internal GMP production capabilities;
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

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), we continued to experience impacts on certain aspects of our business, including our clinical trial, manufacturing, and research and development activities, during the six months ended June 30, 2022. While our business sites have remained open, we have continued to offer flexible work arrangements in the interests of maintaining the health and safety of our employees. In addition, the COVID-19 pandemic has continued to impact the timing of our ongoing clinical studies, with slower site activation, patient enrollment and treatment in certain of our clinical studies as a result of precautionary measures taken by some clinical trial sites to protect both site staff and patients from possible COVID-19 exposure. We also continue to experience delays in obtaining equipment, materials, and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers as a result of the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, remain uncertain, and depend on continuously changing circumstances, including the emergence of new variants of the virus, such as the Omicron BA.4 and BA.5 variants. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic, including the emergence of new variants of the virus, on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

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

We concluded that certain units of account within the Janssen Agreement represented a customer relationship, and in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606), we determined that the initial transaction price under the Janssen Agreement equals $66.0 million, consisting of the upfront, non-refundable and non-creditable payment of $50.0 million and the Equity Premium of $16.0 million. In addition, we identified our potential performance obligations under the Janssen Agreement, including our grant to Janssen of a license to certain of our intellectual property subject to certain conditions, our conduct of research and development services, and our participation in various joint oversight committees. We determined that our grant of a license to Janssen and our conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, we determined that participation in the various joint oversight committees did not constitute a performance obligation as our participation in the various joint oversight committees does not transfer a service.

During the six months ended June 30, 2022, we achieved two additional research milestones under the Janssen Agreement and received a $3.0 million cash payment per milestone achieved, for a total of $6.0 million received.

During the six months ended June 30, 2022, Janssen elected to exercise a commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement), and as a result, we earned and received an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million cash under the Janssen Agreement.

During the three and six months ended June 30, 2022, we recognized $18.1 million and $34.1 million, respectively, of collaboration revenue under the Janssen Agreement. During the three and six months ended June 30, 2021, we recognized $10.9 million and $19.5 million, respectively, of collaboration revenue under the Janssen Agreement, respectively. As of June 30, 2022, aggregate deferred revenue related to the Janssen Agreement was $51.4 million.

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

We concluded that certain units of account within the Ono Agreement represented a customer relationship and in accordance with ASC 606, we determined that the initial transaction price under the Ono Agreement equals $30.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $20.0 million. In addition, we identified our performance obligations under the Ono Agreement, including our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that all performance obligations should be accounted for as one combined performance obligation since no individual performance obligation is distinct, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years.

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

On June 28, 2022, we entered into an amendment to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the scope of the collaboration was expanded to include the research and development of CAR-targeted natural killer (NK) cell candidates derived from engineered master induced pluripotent stem cells (iPSC). Additionally, pursuant to the Ono Amendment, Ono will contribute novel binding domains targeting a second solid tumor antigen (Candidate 3). We will continue to receive committed research and development funding from Ono through September 2024, and we are jointly conducting research and development activities under a joint development plan, with the goal of advancing collaboration candidates targeting such solid tumor antigen to a pre-defined preclinical milestone. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan, subject to Ono exercising its option to continue the research term for a candidate targeting the second solid tumor antigen.

During the three and six months ended June 30, 2022, we recognized $0.4 million and $2.9 million, respectively, of collaboration revenue under the Ono Agreement. During the three and six months ended June 30, 2021, we recognized $2.5 million and $5.0 million, respectively, of collaboration revenue under the Ono Agreement.

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
•
conducting GMP production, including through the use of CMOs for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;
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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for our employees in executive, operational, finance and human resource functions; professional fees for accounting, legal and tax services; costs for obtaining, prosecuting, maintaining, and enforcing our intellectual property; and other costs and fees, including director and officer insurance premiums, to support our operations as a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our research and development activities, maintain compliance with exchange listing and SEC requirements, protect and enforce our intellectual property, and continue to operate as a public company.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2022.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Increase/
	2022	2021	(Decrease)
Collaboration revenue	$18,549	$13,412	$5,137
Research and development expense	81,307	48,023	33,284
General and administrative expense	20,351	12,168	8,183
Total other income (expense)	7,004	(8,354)	15,358

Collaboration Revenue. During the three months ended June 30, 2022 and 2021, we recognized revenue of $18.5 million and $13.4 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $81.3 million for the three months ended June 30, 2022, compared to $48.0 million for the three months ended June 30, 2021. The increase in research and development expenses was attributable primarily to the following:

•
$13.0 million increase in employee compensation and benefits expense, including $4.9 million increase in employee stock-based compensation expense;
•
$9.0 million increase in third-party professional consultant and clinical trial related expense; and
•
$8.6 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $20.4 million for the three months ended June 30, 2022, compared to $12.2 million for the three months ended June 30, 2021. The increase in general and administrative expenses was attributable primarily to a $4.3 million increase in employee compensation and benefits expense, including $2.3 million increase in employee stock-based compensation expense, $1.0 million increase in patent and legal expenses, and a $1.0 million increase in facility lease and related expenses.

Other income (expense), net. Other income (expense), net was $7.0 million and ($8.4) million for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, we recorded $5.9 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended June 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended June 30, 2021, we recorded $8.7 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended June 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		Increase/
	2022	2021	(Decrease)
Collaboration revenue	$36,963	$24,552	$12,411
Research and development expense	153,446	92,873	60,573
General and administrative expense	41,093	24,668	16,425
Total other income (expense)	15,781	(7,233)	23,014

Collaboration Revenue. During the six months ended June 30, 2022 and 2021, we recognized revenue of $37.0 million and $24.6 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $153.4 million for the six months ended June 30, 2022, compared to $92.9 million for the six months ended June 30, 2021. The increase in research and development expenses was attributable primarily to the following:

•
$24.8 million increase in employee compensation and benefits expense, including $9.1 million increase in employee stock-based compensation expense;

•
$16.3 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$13.0 million increase in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $41.1 million for the six months ended June 30, 2022, compared to $24.7 million for the six months ended June 30, 2021. The increase in general and administrative expenses was attributable primarily to a $9.3 million increase in employee compensation and benefits expense, including $4.5 million increase in employee stock-based compensation expense, $1.3 million in patent and legal expenses, and a $1.2 million increase in office supplies and related expenses.

Other income (expense), net. Other income (expense), net was $15.8 million and ($7.2) million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 we recorded $14.2 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the six months ended June 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the six months ended June 30, 2021, we recorded $8.0 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the six months ended June 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2022, we had an accumulated deficit of $910.9 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $117.8 million compared to cash used in operating activities of $59.2 million during the six months ended June 30, 2021. The primary driver of this change in cash used in operating activities was our increase in net loss, partially offset by an increase in non-cash stock-based compensation expense.

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

During the six months ended June 30, 2022, we achieved two additional research milestones under the Janssen Agreement and received a $3.0 million cash payment per milestone, for a total of $6.0 million. Additionally, during the six months ended June 30, 2022, Janssen elected to exercise a commercial option for a development candidate, and we received an Option Exercise Payment of $10.0 million. As of June 30, 2022, no royalties have been paid to us.

In connection with the Janssen Agreement, we have incurred $15.6 million in sublicense fees to certain of our existing licensors, all of which has been paid as of June 30, 2022. The $15.6 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs.

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

On June 28, 2022, we entered into the Ono Amendment, which expanded the scope of the collaboration to include the research and development of CAR-targeted NK cells, and pursuant to which Ono agreed to contribute novel binding domains targeting a second solid tumor antigen (Candidate 3). Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan, subject to Ono exercising its option to continue the research term for a candidate targeting the second solid tumor antigen.

Pursuant to the Ono Amendment, we and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing Candidate 2 and Candidate 3 to a pre-defined preclinical milestone. We have granted to Ono, during a specified period of time, an option to obtain an exclusive license under certain intellectual property rights to develop and commercialize each remaining candidate in all territories of the world, with us retaining the right to co-develop and co-commercialize in the United States and Europe under a joint arrangement whereby we are eligible to share at least 50% of the profits and losses (the Option).

Under the terms of the Ono Amendment, subject to Ono’s exercise of the Option for Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, we are entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate as described above. As of June 30, 2022, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions. As of June 30, 2022, no royalties have been paid to us.

In connection with the Ono Agreement, Ono Letter Agreement, and Ono Amendment, we have incurred $4.0 million in sublicense fees to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of June 30, 2022, all such consideration has been paid.

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

As of June 30, 2022, we recorded a liability of $9.9 million associated with the stock price appreciation milestones for the Amended MSK License. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted payment to MSK of $20.0 million during the year ended December 31, 2021.

Investing Activities

During the six months ended June 30, 2022, investing activities provided cash of $33.3 million compared to cash used by investing activities of $473.3 million during the six months ended June 30, 2021. The change was primarily attributable to a decrease in the purchases of investments of $196.1 million during the six months ended June 30, 2022 compared to the purchase of investments of $629.2 million during the six months ended June 30, 2021. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2022, financing activities provided cash of $6.2 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the six months ended June 30, 2021, financing activities provided cash of $441.8 million, which consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $9.3 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through June 30, 2022, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2022, we had aggregate cash and cash equivalents and investments of $580.8 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of June 30, 2022, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

We believe our existing cash and cash equivalents and investments as of June 30, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of the COVID-19 pandemic, inflation rates and global economic conditions, and the ongoing conflict in Ukraine. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, while the full impact of the COVID-19 pandemic, inflation rates, and the ongoing conflict in Ukraine on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, the pandemic has caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of the pandemic, rising inflation rates and global economic conditions, or the Ukrainian conflict could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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
•
the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, and the cost of enforcing any of our other contractual rights;
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

In addition, we are closely monitoring ongoing developments in connection with the COVID-19 pandemic, inflation rates and global economic conditions, and the ongoing conflict in Ukraine and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to thirty-six months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into an amended and restated license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of June 30, 2022, the estimated fair value of the stock price appreciation milestones for the remaining milestones was $9.9 million.

Changes in the price of our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 13, 2022, we filed a six-count complaint in San Diego Superior Court against Shoreline Biosciences, Inc. (Shoreline) and its two founders, Dr. Dan S. Kaufman (Kaufman) and Dr. Kleanthis G. Xanthopoulos. Our claims stem from Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations pursuant to a Scientific Advisor Agreement between Kaufman and the Company to us as our scientific advisor. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution for unfair business practices and unjust enrichment. We are seeking monetary damages.

On May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a second lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, and 10,457,917 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). Shoreline and Kaufman have each filed answers to our complaint denying infringement and alleging invalidity of the Whitehead Patents.

Both lawsuits are in their early stages and remain pending. From time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of our business activities.

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
•
difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from patients enrolling in studies of therapeutic product candidates sponsored by us or our competitors and difficulties resulting from patient availability as a result of mandated travel restrictions, prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the ongoing COVID-19 pandemic;
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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to the COVID-19 pandemic and the ongoing conflict in Ukraine;
•
failure or delays by us or by our clinical sites to obtain sufficient quantities of components and supplies necessary for the conduct of our clinical trials, including any inability to obtain agents such as cyclophosphamide or fludarabine which are required to condition patients for treatment with our product candidates, or certain monoclonal antibodies which are intended for administration to patients in combination with our product candidates in certain of our clinical trials;
•
challenges in distributing our product candidates to clinical trial sites, or failure to establish effective protocols for the supply and transport of our product candidates;
•
the costs of conducting clinical trials or manufacturing of our product candidates being greater than we anticipate, including due to rising inflation rates, or the timelines for these activities being longer than we anticipate;
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

If there are delays in initiating or conducting any clinical trials of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials or adjustments to certain of our study protocols and procedures, including as a result of any shortage of materials or agents necessary to conduct our studies or as a result of the COVID-19 pandemic, will increase our costs, slow down our product candidate development and regulatory approval process, and jeopardize our ability to gain regulatory approval, commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

We may make changes or be required by the FDA to make changes to our manufacturing processes, including materials and equipment used in manufacturing our product candidates, as we continue to develop and refine the manufacturing and distribution processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes, materials, and equipment will not cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic, the ongoing conflict in Ukraine, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to the COVID-19 pandemic, we or our third-party manufacturers have been, and may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel and key contractors, and delays or pauses in the production and delivery of laboratory equipment, materials and supplies necessary for the manufacture of our product candidates. These problems may include workforce reductions, employee absenteeism and attrition, and supply chain failures or delays relating to the COVID-19 pandemic or other events affecting raw material supply or manufacturing capabilities. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the emergence of new variants of the virus, such as the Omicron BA.4 and BA.5 variants, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, future waves of infection, and the effectiveness of actions taken to contain the pandemic or mitigate its impact, including vaccination campaigns. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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
•
the availability of components and agents necessary to enroll and treat prospective patients in our clinical trials, including agents such as cyclophosphamide and fludarabine which are required to condition patients, or monoclonal antibodies which are intended for administration to patients in combination with our product candidates, in certain of our clinical trials;
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

Cell-based therapies depend on the availability of reagents and specialized materials and equipment which in each case are required to be acceptable to the FDA and foreign regulatory agencies, and such reagents, materials, and equipment may not be available to us on acceptable terms or at all. We rely on third-party suppliers for various components, materials and equipment required for the conduct of our clinical trials and the manufacture of our product candidates and do not have supply arrangements for certain of these components.

The development and manufacturing of our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our CMOs have purchased equipment, materials and disposables used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials and equipment required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components and equipment.

In addition, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. For example, certain of our clinical trial protocols require the use of cyclophosphamide and fludarabine, agents which are routinely used in oncology studies, and which we use in our clinical trial protocols to condition patients for treatment with our product candidates. Further, we intend to develop certain of our product candidates as a combination therapy with other cancer therapies, such as monoclonal antibodies, requiring availability and use of these monoclonal antibodies in certain of our clinical trial protocols. Recently, the FDA reported a shortage of fludarabine. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine, monoclonal antibodies required under our protocols, or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

As a result of the ongoing COVID-19 pandemic, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of the COVID-19 pandemic, the ongoing conflict in Ukraine, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

We may be involved in litigation or other proceedings from time to time relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, we recently filed a patent infringement lawsuit in the Southern District of California against Shoreline Biosciences, Inc. and Dr. Dan Kaufman. Refer to Item 1. Legal Proceedings for a more detailed description of this matter. When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive, and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There also is a risk that a court or patent office in such proceeding will decide that our patents or the patents of our licensors are not valid or are not enforceable, and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. If we are not successful in enforcing or defending our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

We or our strategic partners may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing, or increase the costs of commercializing, our product candidates.

Our success will depend, in part, on our ability to operate without infringing the proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights or misappropriation of other intellectual property rights of third parties.

We cannot be certain that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or intellectual property rights, or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

We own or license from third parties certain intellectual property rights necessary to develop and manufacture our product candidates. The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights, including to advance our research or allow commercialization of our product candidates. In that event, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may involve additional technologies or product candidates that may require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical or biotechnology companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license any relevant third-party intellectual property rights, including any such intellectual property rights required to manufacture, use or sell our product candidates, that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, and as a result we may be unable to develop or commercialize the affected product candidates, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches or technology that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors’ access to the same technologies licensed to us.

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
•
we may from time to time initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
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

We face intense competition from other biotechnology and pharmaceutical companies that are commercializing, have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop product candidates or platform technologies more rapidly than we do, if their commercialized products or product candidates are more effective or have fewer side effects, or if they compete in various other aspects of our business, our ability to develop and successfully commercialize product candidates and to execute on our business plans will be adversely affected.

The biotechnology and pharmaceutical industries are intensely competitive and characterized by rapid and significant innovation, particularly in the areas of immune-oncology and the development and commercialization of cell therapies. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology and/or therapeutics being developed at universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff, more experienced manufacturing organizations and facilities and greater sales and marketing organizations. Third parties are commercializing, have developed, are developing or may develop product candidates, platform technologies and processes that compete with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community, as well as novel treatments that are currently in preclinical or clinical development or may otherwise enter the market. We believe that a significant number of product candidates are currently under development, including various cellular immunotherapies as well as multifunctional targeted antibodies, such as bi-specific and tri-specific T-cell engagers, which may become commercially available in the future for the treatment of indications, including a variety of cancers, for which we are developing or may try to develop our product candidates. Should one or more of these competing product candidates receive regulatory approval or otherwise achieve clinical or commercial success, our regulatory strategy could be impaired, our ability to obtain regulatory approval could be delayed or prevented, or the market for our products may be reduced or eliminated, thereby harming or preventing our commercial success.

Even if we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the relative safety and efficacy of our product candidates, the ease with which our product candidates can be administered, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, pricing, reimbursement coverage and patent positions. Competing products and product candidates could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products and product candidates may also make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such product. We could also face competition from other companies for collaboration partners, employees, advisors and service providers, which could negatively impact our ability to execute our business plans.

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

We are experiencing rapid growth and as of June 30, 2022, we had 542 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

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

The COVID-19 pandemic has dramatically impacted the global health and economic environment, resulting in millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government requirements, regulatory challenges, inflationary pressures and market volatility. Although we have, to date, managed to continue most of our operations, we cannot predict the future course of events nor can we assure that this global pandemic, including its economic impact, will not have a material adverse impact on our business, results of operations and financial condition.

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

As of June 30, 2022, our cash and cash equivalents and investments were $580.8 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2022, we had an accumulated deficit of $910.9 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
general economic and market conditions.

These and other market and industry factors, including the effects of the COVID-19 pandemic, the ongoing conflict in Ukraine, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

As of July 28, 2022, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.3% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 49.4%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

General Risk Factors

We could be subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.

From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. For example, we may, from time to time, face or initiate claims related to intellectual property matters, employment matters, or commercial disputes. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, rate of inflation, the number of uninsured persons in the United States, political influences and inflationary pressures, and fluctuations in costs, particularly due to changes in labor costs and material costs. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment (particularly as a result of the COVID-19 pandemic), underemployment or the repeal of certain provisions of the ACA may decrease the demand for healthcare services and pharmaceuticals. Additionally, the availability of healthcare services and resources is currently constrained due to the COVID-19 pandemic. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected. In addition, if we are unable to manage cost fluctuations and inflationary pressures, including prices of materials, costs of labor, it may adversely impact our operating performance, expenses and results.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including as a result of the COVID-19 pandemic, the ongoing conflict in Ukraine, interest rate fluctuations, rising inflations or recession, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy, and rising inflation could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the COVID-19 pandemic, the ongoing conflict in Ukraine, current economic climate and financial market conditions could adversely impact our business.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to access new capital through sales of shares of our common stock or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, retain or expand our current levels of personnel, improve our existing products, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

•
finance unanticipated working capital requirements;
•
continue the research and development or our existing product candidates and develop or enhance our technological infrastructure;
•
pursue acquisitions, in-licenses or other strategic relationships; and
•
respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

Recent increases in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

To meet our liquidity needs, we have previously relied, in part, on borrowed funds, and may do so again in the future. Continued increases in interest rates will increase the cost of new indebtedness and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

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

Earthquakes, fires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, as a result of the COVID-19 pandemic, we may experience delays or disruptions in our clinical development activities, our research and development activities, and in the supply of drug product or other materials and components necessary to conduct our clinical trials. Any continued or subsequent measures taken by governmental authorities or businesses to contain the spread of COVID-19, or the perception that such measures may be required in the future should another outbreak occur, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of the COVID-19 pandemic or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) None.

c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	2022 Stock Option and Incentive Plan and form agreements thereunder	S-8	333-265502	99.1	June 9, 2022

10.2*	Amendment 01 to Collaboration and Option Agreement, dated June 28, 2022, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.

* Certain provisions of this Exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: August 3, 2022	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)