Form 10-Q
period 2022-09-30
FATE THERAPEUTICS INC
filed 2022-11-03
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 27, 2022, 97,170,443 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

•
Our product candidates represent a novel therapeutic approach to treating cancer and may cause undesirable side effects or have other properties that could delay or halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
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
•
We may face delays in initiating, conducting or completing our clinical trials, including due to difficulties enrolling patients in our clinical trials securing adequate clinical supply of our product candidates, and obtaining sufficient quantities of other components and supplies necessary for the conduct of our clinical trials, including agents such as cyclophosphamide or fludarabine which are required to condition patients for treatment with our product candidates, or certain monoclonal antibodies which are intended for administration to patients in combination with our product candidates in certain of our clinical trials, and we may not be able to initiate, conduct or complete them at all.
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
•
The ongoing global COVID-19 pandemic, caused by the coronavirus, SARS-CoV-2, and global political and market instability, including as a result of the ongoing conflict in Ukraine, could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development and manufacture of our product candidates.
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
•
Development of our product candidates will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, and we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future, including in connection with the potential global development of our product candidates.
•
If we are unable to protect our intellectual property, or obtain and maintain patent protection for our technology and product candidates, other companies could develop products based on our technologies and discoveries, which may reduce demand for, or limit the commercial potential of, our products and harm our business.
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
•
The success of our existing and any future product candidates is substantially dependent on developments within the field of cellular immunotherapy and to changes to clinical treatment standards across oncology, some of which are beyond our control.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
•
Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,093	$133,583
Accounts receivable	10,223	8,676
Short-term investments and related maturity receivables	423,043	482,327
Prepaid expenses and other current assets	19,970	8,826
Total current assets	535,329	633,412
Long-term investments	13,939	100,664
Property and equipment, net	109,118	91,529
Operating lease right-of-use assets	67,378	70,720
Restricted cash	15,227	15,227
Collaboration contract assets	8,325	9,870
Other assets	33	33
Total assets	$749,349	$921,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,593	$8,612
Accrued expenses	50,149	42,412
CIRM award liability, current portion	3,200	3,200
Deferred revenue, current portion	35,241	21,483
Operating lease liabilities, current portion	5,755	5,577
Total current liabilities	103,938	81,284
Deferred revenue, net of current portion	12,407	27,124
CIRM award liability, net of current portion	800	800
Operating lease liabilities, net of current portion	105,164	109,241
Stock price appreciation milestones	9,037	24,168
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2022 and December 31, 2021; Class A Convertible Preferred shares issued and outstanding—2,794,549 at September 30, 2022 and December 31, 2021	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding—97,112,209 at September 30, 2022 and 95,726,962 at December 31, 2021	97	96
Additional paid-in capital	1,515,597	1,448,584
Accumulated other comprehensive loss	(3,253)	(762)
Accumulated deficit	(994,441)	(769,083)
Total stockholders’ equity	518,003	678,838
Total liabilities and stockholders’ equity	$749,349	$921,455

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Collaboration revenue	$14,981	$14,225	$51,944	$38,777
Operating expenses:
Research and development	79,817	53,130	233,263	146,004
General and administrative	21,555	15,718	62,648	40,385
Total operating expenses	101,372	68,848	295,911	186,389
Loss from operations	(86,391)	(54,623)	(243,967)	(147,612)
Other income:
Interest income	1,787	289	2,962	1,012
Change in fair value of stock price appreciation milestones	891	11,026	15,131	3,070
Other income	150	—	516	—
Total other income (expense)	2,828	11,315	18,609	4,082
Net loss	$(83,563)	$(43,308)	$(225,358)	$(143,530)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	128	13	(2,491)	(143)
Comprehensive loss	$(83,435)	$(43,295)	$(227,849)	$(143,673)
Net loss per common share, basic and diluted	$(0.86)	$(0.45)	$(2.33)	$(1.52)
Weighted-average common shares used to compute basic and diluted net loss per share	97,023,506	95,409,201	96,692,974	94,396,485

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Operating activities
Net loss	$(225,358)	$(143,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,916	3,644
Stock-based compensation	59,341	39,770
Accretion and amortization of premiums and discounts on investments, net	989	3,995
Amortization of collaboration contract assets	1,546	2,708
Deferred revenue	(959)	(11,057)
Change in fair value of stock price appreciation milestones	(15,131)	(3,070)
Changes in operating assets and liabilities:
Accounts receivable	(1,547)	(1,795)
Prepaid expenses and other assets	(10,924)	(1,921)
Accounts payable and accrued expenses	10,865	16,287
Right-of-use assets and lease liabilities, net	(557)	2,392
Net cash used in operating activities	(172,819)	(92,577)
Investing activities
Purchases of property and equipment	(28,889)	(32,335)
Purchases of investments	(297,694)	(794,712)
Maturities of investments	440,222	431,746
Net cash provided by (used in) investing activities	113,639	(395,301)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	7,690	17,265
Proceeds from public offering of common stock, net of issuance costs	—	411,766
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	20,680
Net cash provided by financing activities	7,690	449,711
Net change in cash, cash equivalents and restricted cash	(51,490)	(38,167)
Cash, cash equivalents and restricted cash at beginning of the period	148,810	182,574
Cash, cash equivalents and restricted cash at end of the period	$97,320	$144,407
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,988	$3,622
Right-of use assets obtained in exchange for lease obligations	$682	$1,546

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

As of September 30, 2022, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), the Company continued to experience impacts on certain aspects of its business, including its clinical trial, manufacturing, and research and development activities, during the nine months ended September 30, 2022. For example, the COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with slower site activation, patient enrollment and treatment in our clinical studies as a result of precautionary measures taken by some clinical trial sites to protect both site staff and patients from possible COVID-19 exposure. We have also experienced delays in obtaining equipment, materials, and supplies needed to conduct our clinical trials, maintain our operations, and manufacture our product candidates as a result of production shortages experienced by our suppliers as a result of the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the ongoing COVID-19 pandemic on the Company’s operations, are currently unknown, and depend on continuously changing circumstances, including the emergence of new variants of the virus, availability of vaccines, and health measures implemented by public health authorities around the world. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available checking and savings accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amount shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$82,093	$129,180
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$97,320	$144,407

For each of the nine months ended September 30, 2022 and 2021, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit of $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on February 28, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Employee Retention Credit

The CARES Act provides an employee retention credit (“ERC”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when received and include in other income in the statement of operations. Accordingly, the Company received a cash payment and recorded $0.2 million and $0.5 million of other income during the three and nine months ended September 30, 2022, respectively.

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

For the three and nine months ended September 30, 2022, the Company realized a net loss of $83.6 million and $225.4 million, respectively. Shares of potentially dilutive securities totaled 27.3 million for the three and nine months ended September 30, 2022, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 13.3 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

Upon entering the Janssen Agreement, the Company received an upfront, non-refundable and non-creditable payment of $50.0 million. Under the Janssen Agreement, Janssen and the Company will collaborate to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Janssen will contribute proprietary antigen binding domains directed to up to four tumor-associated antigen targets (the Janssen Cancer Targets). The Company will research and construct iPSC-derived CAR NK- and CAR T-cell product candidates directed to each of the Janssen Cancer Targets (the Collaboration Candidates) and perform preclinical development of Collaboration Candidates. Upon the Company’s completion of activities sufficient to allow the filing of an Investigational New Drug (IND) application for a Collaboration Candidate, Janssen will have the right to exercise an exclusive option and obtain an exclusive license to the Company’s intellectual property rights for the development and commercialization for each Collaboration Candidate. Upon the exercise of such exclusive option, Janssen will be solely responsible for the worldwide clinical development and commercialization of such Collaboration Candidate, and the Company will be primarily responsible for the manufacture, at Janssen’s cost, of such Collaboration Candidate. For each Collaboration Candidate, upon attaining clinical proof-of-concept, the Company shall have the right to elect to co-commercialize and share equally in the profits and losses in the United States, subject to the Company sharing in certain development costs.

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

During the nine months ended September 30, 2022, the Company achieved two additional research milestones under the Janssen Agreement and received two cash payments of $3.0 million each, for a total of $6.0 million received. In accordance with ASC 606, the Company determined that the milestone receivables represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the milestone receivables in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the milestones was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

On May 26, 2022, Janssen exercised a commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement). As a result, the Company received an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million under the Janssen Agreement. The Company determined the exercise represented an option with no material right under the Janssen Agreement. The Company has not completed its performance obligations with respect to the exercise of the commercial option and accordingly, the Company has not recognized any revenue associated with the option exercise for the three and nine months ended September 30, 2022. The cash received for the Option Exercise Payment was recorded to deferred revenue, and will be recognized as revenue upon completion of the performance obligations.

On September 14, 2022, Janssen provided their intent to exercise a second commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement). This option exercise is subject to Competition Law Filings, and therefore the exercise effective date will be deemed to be the Clearance Date. After the exercise effective date, Janssen will owe the Company an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million under the Janssen Agreement. The Company determined the exercise represented an option with no material right under the Janssen Agreement. The Company has not completed its performance obligations with respect to the exercise of the commercial option and accordingly, the Company has not recognized any revenue associated with the option exercise for the three and nine months ended September 30, 2022.

In connection with the Janssen Agreement, the Company has incurred $15.6 million in sublicense fees to certain of its existing licensors as of September 30, 2022. The $15.6 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended September 30, 2022 and 2021, the Company recognized $0.8 million and $0.8 million of such expense, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized $3.1 million and $1.5 million of such expense, respectively. As of September 30, 2022, the Janssen Agreement contract asset balance was $8.3 million.

The Company recognized revenue of $14.2 million and $48.3 million under the Janssen Agreement for the three and nine months ended September 30, 2022, respectively. Such revenue comprised $10.0 million associated with research and development services and $4.2 million associated with the upfront fee and Equity Premium for the three months ended September 30, 2022, and $31.2 million associated with research and development services and $17.1 million associated with the upfront fee and Equity Premium for the nine months ended September 30, 2022. The Company recognized revenue of $11.2 million and $30.7 million for the three and nine months ended September 30, 2021, respectively. Such revenue comprised $7.1 million associated with research and development services and $4.1 million associated with the upfront fee and Equity Premium for the three months ended September 30, 2021, and $21.0 million associated with research and development services and $9.7 million associated with the upfront fee and Equity Premium for the nine months ended September 30, 2021. As of September 30, 2022, aggregate deferred revenue related to the Janssen Agreement was $47.2 million, of which $34.8 million is classified as current.

As of September 30, 2022, the Company has received $60.8 million in aggregate research and development fees from Janssen.

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

On June 28, 2022, the Company and Ono entered into an amendment to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the Company and Ono expanded the scope of the collaboration to include the research and development of CAR-targeted natural killer (NK) cell candidates derived from engineered master induced pluripotent stem cells (iPSC). Additionally, pursuant to the Ono Amendment, the Company and Ono agreed that Ono will contribute novel binding domains targeting a second solid tumor antigen (Candidate 3). The Company will continue to receive committed research and development funding from Ono through September 2024, and the Company and Ono are jointly conducting research and development activities under a joint development plan, with the goal of advancing collaboration candidates targeting such solid tumor antigen to a pre-defined preclinical milestone. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

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

In connection with the Ono Agreement and the Ono Letter Agreement, the Company has incurred $4.0 million in sublicense fees to certain of its existing licensors as of September 30, 2022. The $4.0 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended September 30, 2022 and 2021, the Company recognized no expense and $0.3 million of such expense, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $0.8 million of such expense, respectively.

The Company recognized revenue of $0.8 million and $3.7 million under the Ono Agreement for the three and nine months ended September 30, 2022, respectively. Such revenue comprised $0.6 million associated with research services and $0.2 million associated with the upfront payment for the three months ended September 30, 2022, and $2.0 million associated with research services and $1.7 million associated with upfront payment for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized revenue of $3.0 million and $8.1 million, respectively under the Ono Agreement. Such revenue comprised $1.5 million associated with research services and $1.5 million associated with the upfront payment for the three months ended September 30, 2021, and $4.0 million associated with research services and $4.1 million associated with upfront payment for the nine months ended September 30, 2021.

As of September 30, 2022, the Company has received $20.7 million in aggregate research and development fees from Ono.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of September 30, 2022:

	As of September 30,	As of December 31,
	2022	2021
Risk-free interest rate	4.0%	1.7%
Expected volatility	78.2%	77.6%
Estimated term (in years)	16.3	17.0
Closing stock price as of remeasurement date	$22.41	$58.51

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2022, the Company recorded $0.9 million and $15.1 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of September 30, 2022, the Company recorded a liability of $9.0 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of September 30, 2022, the Company has received aggregate disbursements under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying unaudited condensed consolidated balance sheets and classified as current or non-current based on the potential amount payable within twelve months of the current balance sheet.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2022 and December 31, 2021 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$115,663	$(766)	$—	$114,897
Non-U.S. government securities	1 or less	2,399	(2)	—	2,397
Municipal securities	1 or less	19,949	(342)	—	19,607
Corporate debt securities	1 or less	121,921	(1,772)	1	120,150
Commercial paper	1 or less	166,296	(304)	—	165,992
Total short-term investments		$426,228	$(3,186)	$1	$423,043
Classified as non-current assets:
Municipal securities	Greater than 1	$5,000	$(45)	$—	$4,955
Corporate debt securities	Greater than 1	9,007	(23)	—	8,984
Total long-term investments		$14,007	$(68)	$—	$13,939

December 31, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$70,653	$(163)	$—	$70,490
Municipal securities	1 or less	18,017	(6)	1	18,012
Corporate debt securities	1 or less	169,736	(187)	—	169,549
Commercial paper	1 or less	224,333	(59)	2	224,276
Total short-term investments		$482,739	$(415)	$3	$482,327
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,989	$(35)	$—	$9,954
Municipal securities	Greater than 1	9,034	(42)	—	8,992
Corporate debt securities	Greater than 1	81,989	(271)	—	81,718
Total long-term investments		$101,012	$(348)	$—	$100,664

As of September 30, 2022 and December 31, 2021, the Company had $1.0 million and $1.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2022
U.S. Treasury debt securities	$84,998	$(618)	$29,899	$(148)	$114,897	$(766)
Non-U.S. government securities	2,397	(2)	—	—	2,397	(2)
Municipal securities	22,578	(370)	983	(17)	23,561	(387)
Corporate debt securities	110,961	(1,595)	16,921	(200)	127,882	(1,795)
Commercial paper	61,020	(304)	—	—	61,020	(304)
Total	$281,954	$(2,889)	$47,803	$(365)	$329,757	$(3,254)

December 31, 2021
U.S. Treasury debt securities	$80,444	$(198)	$—	$—	$80,444	$(198)
Municipal securities	23,352	(48)	—	—	23,352	(48)
Corporate debt securities	250,467	(458)	—	—	250,467	(458)
Commercial paper	59,863	(59)	—	—	59,863	(59)
Total	$414,126	$(763)	$—	$—	$414,126	$(763)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Financial assets:
Money market funds	$82,093	$82,093	$—	$—
U.S. Treasury debt securities	114,897	114,897	—	—
Non-U.S. government securities	2,397	—	2,397	—
Municipal securities	24,562	—	24,562	—
Corporate debt securities	129,134	—	129,134	—
Commercial paper	165,992	—	165,992	—
Total financial assets measured at fair value on a recurring basis	$519,075	$196,990	$322,085	$—

Financial liabilities:
Stock price appreciation milestones	$9,037	$—	$—	$9,037
Total financial liabilities measured at fair value on a recurring basis	$9,037	$—	$—	$9,037

As of December 31, 2021
Financial assets:
Money market funds	$133,583	$133,583	$—	$—
U.S. Treasury debt securities	80,444	80,444	—	—
Municipal securities	27,004	—	27,004	—
Corporate debt securities	251,267	—	251,267	—
Commercial paper	224,276	—	224,276	—
Total assets measured at fair value on a recurring basis	$716,574	$214,027	$502,547	$—

Financial liabilities:
Stock price appreciation milestones	$24,168	$—	$—	$24,168
Total financial liabilities measured at fair value on a recurring basis	$24,168	$—	$—	$24,168

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

There were no Level 3 assets held by the Company as of September 30, 2022.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2022 from $22.41 to $24.65 per share would have decreased the income recorded during the three months ended September 30, 2022 by $0.9 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at September 30, 2022 from $22.41 to $20.17 per share would have increased the income recorded during the three months ended September 30, 2022 by $1.0 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2021	$24,168
Changes in fair value of stock price appreciation milestones liability	(15,131)
Balance at September 30, 2022	$9,037

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and other employee benefits	$17,403	$18,358
Accrued clinical trial related costs	13,845	12,344
Accrued other	18,901	11,710
Total current accrued expenses	$50,149	$42,412

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

As of September 30, 2022, future undiscounted minimum contractual payments under the Company’s operating leases were $181.6 million, which will be paid over a remaining weighted-average lease term of 11.7 years. The weighted-average discount rate for the operating lease liabilities was 8.28%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Straight-line lease expense	$3,620	$3,538	$10,754	$10,617
Variable lease expense	615	529	1,910	1,120
Total operating lease expense	$4,235	$4,067	$12,664	$11,737

No short-term lease expense was recognized during the three and nine months ended September 30, 2022 and 2021.

Future minimum lease payments under the Company’s operating leases as of September 30, 2022 are as follows (in thousands):

Operating Lease Payments
Remaining in 2022	$3,892
2023	14,597
2024	14,836
2025	15,087
2026	15,540
2027	16,006
Thereafter	101,636
Total undiscounted lease payments	$181,594
Less: imputed interest	(70,675)
Total lease liability	$110,919

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

As of September 30, 2022, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Units

Stock option activity under all equity and stock option plans is summarized as follows:

	Number of Options	Weighted- Average Price
Balance at December 31, 2021	7,708,263	$20.43
Granted	848,457	36.68
Exercised	(831,589)	9.22
Cancelled	(286,426)	46.68
Balance at September 30, 2022	7,438,705	$22.52

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2021	4,008,832	$58.60
Granted	2,965,012	37.85
Vested	(553,658)	53.13
Cancelled	(578,584)	52.56
Balance at September 30, 2022	5,841,602	$49.34

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$12,446	$8,577	$38,710	$25,723
General and administrative	7,022	4,963	20,631	14,047
Total	$19,468	$13,540	$59,341	$39,770

As of September 30, 2022, the unrecognized compensation cost related to outstanding options was $42.7 million and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

As of September 30, 2022, the unrecognized compensation cost related to restricted stock units was $150.5 million which is expected to be recognized as expense over a weighted-average period of approximately 3.0 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.9%	0.5%
Expected volatility	76.2%	76.6%
Expected term (in years)	5.8	5.2
Expected dividend yield	0.0%	0.0%

2022 Stock Option and Incentive Plan

On June 9, 2022 the Company adopted the 2022 Stock Option and Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes 9.5 million shares of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, performance-based awards, and other awards to individuals who are then employees, officers, directors or consultants of the Company.

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2022 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	2,794,549	$3	95,726,962	$96	$1,448,584	$(762)	$(769,083)	$678,838
Exercise of stock options, net of issuance costs	—	—	398,415	—	3,001	—	—	3,001
Issuance of common stock upon vesting of restricted stock units	—	—	412,707	1	—	—	—	1
Stock-based compensation	—	—	—	—	19,331	—	—	19,331
Unrealized loss on investments	—	—	—	—	—	(2,088)	—	(2,088)
Net loss	—	—	—	—	—	—	(65,690)	(65,690)
Balance at March 31, 2022	2,794,549	$3	96,538,084	$97	$1,470,916	$(2,850)	$(834,773)	$633,393
Exercise of stock options, net of issuance costs	—	—	251,486	—	3,184	—	—	3,184
Issuance of common stock upon vesting of restricted stock units	—	—	73,227	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,542	—	—	20,542
Unrealized loss on investments	—	—	—	—	—	(531)	—	(531)
Net loss	—	—	—	—	—	—	(76,105)	(76,105)
Balance at June 30, 2022	2,794,549	$3	96,862,797	$97	$1,494,642	$(3,381)	$(910,878)	$580,483
Exercise of stock options, net of issuance costs	—	—	181,688	—	1,487	—	—	1,487
Issuance of common stock upon vesting of restricted stock units	—	—	67,724	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,468	—	—	19,468
Unrealized gain on investments	—	—	—	—	—	128	—	128
Net loss	—	—	—	—	—	—	(83,563)	(83,563)
Balance at September 30, 2022	2,794,549	$3	97,112,209	$97	$1,515,597	$(3,253)	$(994,441)	$518,003

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2021 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445
Exercise of stock options, net of issuance costs	—	—	613,015	1	5,647	—	—	5,648
Issuance of common stock upon vesting of restricted stock units	—	—	430,620	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,976	—	—	12,976
Public offering of common stock and issuance of pre-funded warrants, net of issuance costs	—	—	5,122,807	5	432,440	—	—	432,445
Unrealized loss on investments	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	(45,089)	(45,089)
Balance at March 31, 2021	2,794,549	$3	93,888,679	$94	$1,392,279	$(260)	$(602,021)	$790,095
Exercise of stock options, net of issuance costs	—	—	368,947	—	3,681	—	—	3,681
Issuance of common stock upon vesting of restricted stock units	—	—	7,500	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,254	—	—	13,254
Unrealized gain on investments	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	(55,133)	(55,133)
Balance at June 30, 2021	2,794,549	$3	94,265,126	$94	$1,409,214	$(86)	$(657,154)	$752,071
Exercise of stock options, net of issuance costs	—	—	1,084,436	1	8,015	—	—	8,016
Stock-based compensation	—	—	11,750	—	—	—	—	—
Issuance costs from public offering of common stock	—	—	—	—	13,540	—	—	13,540
Unrealized gain on investments	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(43,308)	(43,308)
Balance at September 30, 2021	2,794,549	$3	95,361,312	$95	$1,430,769	$(73)	$(700,462)	$730,332

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we enter into with clinical research organizations (CROs) for the execution and management of certain clinical trials, including trials outside of the United States;
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
•
build out business operations at our corporate headquarters, including internal GMP production capabilities;
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

We do not expect to generate any meaningful product sales, royalty revenue, or sales milestones unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates.

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), we continued to experience impacts on certain aspects of our business, including our clinical trial, manufacturing, and research and development activities, during the nine months ended September 30, 2022. For example, the COVID-19 pandemic has continued to impact the timing of our ongoing clinical studies, with slower site activation, patient enrollment and treatment in certain of our clinical studies as a result of precautionary measures taken by some clinical trial sites to protect both site staff and patients from possible COVID-19 exposure. We also continue to experience delays in obtaining equipment, materials, and supplies needed to conduct our clinical trials, maintain our operations, and manufacture our product candidates as a result of production shortages experienced by our suppliers as a result of the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, remain uncertain, and depend on continuously changing circumstances, including the emergence of new variants of the virus. We are continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. We cannot predict the effects that such actions, or the impact of the ongoing COVID-19 pandemic, including the emergence of new variants of the virus, on global business operations and economic conditions, may have on our business, strategy, collaborations, or financial and operating results.

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities headquartered in San Diego, California. The results of operations include the operations of the Company and its subsidiaries. To date, the aggregate operations of our subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

During the nine months ended September 30, 2022, we achieved two additional research milestones under the Janssen Agreement and received a $3.0 million cash payment per milestone achieved, for a total of $6.0 million received.

During the nine months ended September 30, 2022, Janssen elected to exercise a commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement), and as a result, we earned and received an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million cash under the Janssen Agreement. During the period, Janssen also provided their intent to exercise a second commercial option for a development candidate with respect to a particular Janssen Antigen. This option exercise is subject to Competition Law Filings, and therefore the exercise effective date will be deemed to be the Clearance Date. After the exercise effective date, Janssen will owe us an Option Exercise Payment of $10.0 million under the Janssen Agreement.

During the three and nine months ended September 30, 2022, we recognized $14.2 million and $48.3 million, respectively, of collaboration revenue under the Janssen Agreement. During the three and nine months ended September 30, 2021, we recognized $11.2 million and $30.7 million, respectively, of collaboration revenue under the Janssen Agreement, respectively. As of September 30, 2022, aggregate deferred revenue related to the Janssen Agreement was $47.2 million.

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

During the three and nine months ended September 30, 2022, we recognized $0.8 million and $3.7 million, respectively, of collaboration revenue under the Ono Agreement. During the three and nine months ended September 30, 2021, we recognized $3.0 million and $8.1 million, respectively, of collaboration revenue under the Ono Agreement.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2022.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Increase/
	2022	2021	(Decrease)
Collaboration revenue	$14,981	$14,225	$756
Research and development expense	79,817	53,130	26,687
General and administrative expense	21,555	15,718	5,837
Total other income (expense)	2,828	11,315	(8,487)

Collaboration Revenue. During the three months ended September 30, 2022 and 2021, we recognized revenue of $15.0 million and $14.2 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $79.8 million for the three months ended September 30, 2022, compared to $53.1 million for the three months ended September 30, 2021. The increase in research and development expenses was attributable primarily to the following:

•
$9.3 million increase in employee compensation and benefits expense, including $3.9 million increase in employee stock-based compensation expense;
•
$10.0 million increase in third-party professional consultant and clinical trial related expense; and
•
$5.0 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $21.6 million for the three months ended September 30, 2022, compared to $15.7 million for the three months ended September 30, 2021. The increase in general and administrative expenses was attributable primarily to a $3.6 million increase in employee compensation and benefits expense, including a $2.1 million increase in employee stock-based compensation expense, and a $2.3 million increase in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $2.8 million and $11.3 million for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, we recorded $0.9 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended September 30, 2021, we recorded $11.0 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		Increase/
	2022	2021	(Decrease)
Collaboration revenue	$51,944	$38,777	$13,167
Research and development expense	233,263	146,004	87,259
General and administrative expense	62,648	40,385	22,263
Total other income (expense)	18,609	4,082	14,527

Collaboration Revenue. During the nine months ended September 30, 2022 and 2021, we recognized revenue of $51.9 million and $38.8 million, respectively, under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $233.3 million for the nine months ended September 30, 2022, compared to $146.0 million for the nine months ended September 30, 2021. The increase in research and development expenses was attributable primarily to the following:

•
$34.1 million increase in employee compensation and benefits expense, including $12.9 million increase in employee stock-based compensation expense;
•
$22.6 million increase in third-party professional consultant and clinical trial related expense; and
•
$21.1 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $62.6 million for the nine months ended September 30, 2022, compared to $40.4 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was attributable primarily to a $12.9 million increase in employee compensation and benefits expense, including $6.6 million increase in employee stock-based compensation expense, and $3.5 million increase in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $18.6 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 we recorded $15.1 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the nine months ended September 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the nine months ended September 30, 2021, we recorded $3.1 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the nine months ended September 30, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2022, we had an accumulated deficit of $994.4 million and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $172.8 million compared to cash used in operating activities of $92.6 million during the nine months ended September 30, 2021. The primary driver of this change in cash used in operating activities was our increase in net loss, partially offset by an increase in non-cash stock-based compensation expense.

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

During the nine months ended September 30, 2022, we achieved two additional research milestones under the Janssen Agreement and received a $3.0 million cash payment per milestone, for a total of $6.0 million. Additionally, during the nine months ended September 30, 2022, Janssen elected to exercise a commercial option for a development candidate, and we received an Option Exercise Payment of $10.0 million. As of September 30, 2022, no royalties have been paid to us.

In connection with the Janssen Agreement, we have incurred $15.6 million in sublicense fees to certain of our existing licensors, all of which has been paid as of September 30, 2022. The $15.6 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs.

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

Under the terms of the Ono Amendment, subject to Ono’s exercise of the Option for Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, we are entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate as described above. As of September 30, 2022, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions. As of September 30, 2022, no royalties have been paid to us.

In connection with the Ono Agreement, Ono Letter Agreement, and Ono Amendment, we have incurred $4.0 million in sublicense fees to certain of our existing licensors. The $4.0 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs. As of September 30, 2022, all such consideration has been paid.

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

As of September 30, 2022, we recorded a liability of $9.0 million associated with the stock price appreciation milestones for the Amended MSK License. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted payment to MSK of $20.0 million during the year ended December 31, 2021.

Investing Activities

During the nine months ended September 30, 2022, investing activities provided cash of $113.6 million compared to cash used by investing activities of $395.3 million during the nine months ended September 30, 2021. The change was primarily attributable to a decrease in the purchases of investments of $297.7 million during the nine months ended September 30, 2022 compared to the purchase of investments of $794.7 million during the nine months ended September 30, 2021. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2022, financing activities provided cash of $7.7 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the nine months ended September 30, 2021, financing activities provided cash of $449.7 million, which consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $17.3 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through September 30, 2022, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2022, we had aggregate cash and cash equivalents and investments of $519.1 million.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). Pursuant to the terms of the Award, we are eligible to receive five disbursements in varying amounts totaling $4.0 million throughout the project period of the Award. In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of September 30, 2022, we have received aggregate disbursements under the Award in the amount of $4.0 million.

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

We believe our existing cash and cash equivalents and investments as of September 30, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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
•
the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in our ongoing lawsuits against Shoreline Biosciences, Inc. (Shoreline) and Dr. Dan S. Kaufman (Kaufman), and the cost of enforcing any of our other contractual rights;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries, non-U.S. government securities, municipal securities, corporate debt securities and commercial paper with maturities ranging from three to thirty-six months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into an amended and restated license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of September 30, 2022, the estimated fair value of the stock price appreciation milestones for the remaining milestones was $9.0 million.

Changes in the price of our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 13, 2022, we filed a six-count complaint in San Diego Superior Court against Shoreline Biosciences, Inc. (Shoreline) and its two founders, Dr. Dan S. Kaufman (Kaufman) and Dr. Kleanthis G. Xanthopoulos. Our claims stem from Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution for unfair business practices and unjust enrichment. We are seeking monetary damages.

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

Both lawsuits are in early stages and remain pending. From time to time, we may be subject to various other legal proceedings and claims that arise in the ordinary course of our business activities.

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

We may delay or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•
difficulties in optimizing the right dose and schedule for our candidates that might result in a determination that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in preclinical studies to support clinical investigation;
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

Additionally, we will only be able to obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe, pure and potent, or effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the data from our clinical trials and our manufacturing operations are sufficient to support approval. In addition, the approval by the FDA of new products in the same indications that we are studying may change the standard of care, and this may result in the FDA or other regulatory agencies requesting that we conduct additional studies to show that our product candidate is superior to the new standard of care. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate, including as a result of changes in the standard of care. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales and our ability to receive milestone or other payments under any collaboration agreements may be impaired, which will harm our business, prospects, financial condition and results of operations.

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
•
approval of competitive agents that may materially alter the standard of care on which a clinical development plan was based, which may require new or additional trials, or render our product candidates or clinical trial designs obsolete;
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of the ongoing COVID-19 pandemic, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines; and
•
limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward COVID-19 pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic.

If there are delays in initiating or conducting any clinical trials of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials or adjustments to certain of our study protocols and procedures, including as a result of any shortage of materials or agents necessary to conduct our studies or as a result of the COVID-19 pandemic or other factors, will increase our costs, slow down our product candidate development and regulatory approval process, and jeopardize our ability to gain regulatory approval, commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

The manufacture and supply of our cell product candidates involve novel processes that are more complex than those required for most small molecule drugs and other cellular immunotherapies, and accordingly present significant challenges and are subject to multiple risks. For our iPSC-derived product candidates, these complex processes include reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than for traditional small molecule chemical compounds. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

We have limited experience in the manufacture of cell-based therapies. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. We may face multiple challenges as we scale our manufacturing for large-scale clinical trials or commercial-scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. In addition, we are continuing to optimize our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task.

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

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we will need to meet, and our CMOs or other third party manufacturers will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our existing product candidates are currently manufactured by us or by third-party cell processing facilities or CMOs, including facilities operated by or affiliated with our clinical sites, and our current manufacturing operations, including protocols, processes, materials, and facilities, may not support regulatory approval of our existing product candidates. We may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or our CMOs or other third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities and on the requisite timelines to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or our third-party manufacturers to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

We plan to develop and potentially commercialize our product candidates worldwide. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflict in Ukraine.

These and other risks associated with our potential international operations may materially adversely affect our ability to attain or maintain profitable operations, which could have a material adverse effect on our business and results of operations.

We plan to conduct clinical trials for our product candidates outside the United States, and the FDA may not accept data from trials conducted in such locations.

To date, we have only conducted clinical trials in the United States. However, we may in the future choose to conduct one or more of our clinical trials or include sites in current or future clinical trials outside the United States.

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, while these clinical trials or trial sites are subject to the applicable local laws where the trials are conducted, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or halt our development of the applicable product candidates.

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

Because we rely on our own manufacturing facility to produce our product candidates and on third parties for the manufacture of certain components and the product candidates themselves, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including larger-scale facilities operated by a CMO or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage to manufacture our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. Any inability to manufacture comparable drug product by us or our CMOs could delay the continued development of our product candidates.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic, the ongoing conflict in Ukraine, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. For example, in response to the COVID-19 pandemic, we or our third-party manufacturers have been, and may from time to time be required to limit our or their on-site staff’s availability to conduct manufacturing activities at our or their respective facilities, and we and our third-party manufacturers may encounter problems with shortages of qualified personnel and key contractors, and delays or pauses in the production and delivery of laboratory equipment, materials and supplies necessary for the manufacture of our product candidates. These problems may include workforce reductions, employee absenteeism and attrition, and supply chain failures or delays relating to the COVID-19 pandemic or other events affecting raw material supply or manufacturing capabilities. Since the beginning of the COVID-19 pandemic, multiple vaccines for COVID-19 have been granted Emergency Use Authorization by the FDA, and some of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials, which could lead to delays in these trials. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

The ongoing COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources. The pandemic has had, and may continue to have, an impact on our operations and on the operations of our collaborators, third-party contractors and other entities, including governmental agencies with which we interact. In particular, state and local regulations requiring during certain periods that a significant portion of our employees work remotely has had an impact on our operations and research and development of our product candidates. We have also experienced delays in obtaining materials and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers. Additionally, at times we have been subject to temporary pauses in enrollment and dosing implemented by some clinical trial sites due to COVID-19, and some clinical trial sites have also restricted initiation of new trials at times as well as visits by sponsors and clinical research organizations (CROs) for ongoing trials to protect both site staff and patients from possible COVID-19 exposure.

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

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the emergence of new variants of the virus, which may impact rates of infection and vaccination efforts, developments or perceptions regarding the safety of vaccines, future waves of infection, and the effectiveness of actions taken to contain the pandemic or mitigate its impact, including vaccination campaigns. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

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
•
perceived risks and benefits of the product candidate under study, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States;
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
•
the availability of components and agents necessary to enroll and treat prospective patients in our clinical trials, including agents such as cyclophosphamide and fludarabine which are required to condition patients and the latter of which is reported to be in short supply in the United States and worldwide, causing multiple investigative sites to report clinical enrollment holds and/or prioritization of commercial use over clinical trials, or monoclonal antibodies which are intended for administration to patients in combination with our product candidates, in certain of our clinical trials;
•
the ability to monitor patients adequately during and after treatment, including through remote monitoring if required as a result of precautionary changes implemented at certain clinical trial sites as a result of the COVID-19 pandemic; and
•
the proximity and availability of clinical trial sites for prospective patients.

In addition, certain of our clinical trial sites at times have delayed or paused patient enrollment in clinical trials as a result of the COVID-19 pandemic and supply chain shortages, and quarantines or other travel limitations relating to the COVID-19 pandemic may impede patient movement and affect access to study sites, which may further impact patient enrollment in our clinical trials. The extent and duration of such delays and disruptions, and the overall impact on the timing and conduct of our clinical trials, are uncertain. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

Regulatory requirements in the United States and in other countries governing cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, elevated and reorganized its Office of Tissues and Advanced Therapies, now called the Office of Therapeutic Products, to better meet its growing workload and new commitments under the Prescription Drug User Fee Act agreement for fiscal years 2023-2027. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as ours. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

We have received regenerative medicine advanced therapy, or RMAT, designation from the FDA for FT516 for the treatment of relapsed/refractory diffuse large B-cell lymphoma. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

In addition, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. For example, certain of our clinical trial protocols require the use of cyclophosphamide and fludarabine, agents which are routinely used in oncology studies, and which we use in our clinical trial protocols to condition patients for treatment with our product candidates. Further, we intend to develop certain of our product candidates as a combination therapy with other cancer therapies, such as monoclonal antibodies, requiring availability and use of these monoclonal antibodies in certain of our clinical trial protocols. Recently, the FDA has reported a shortage of fludarabine, and many clinical trial sites conducting oncology studies, including certain of our clinical sites, are currently reporting supply shortages of fludarabine. Some clinical sites have instituted enrollment holds or may in the near future halt enrollment of patients if sufficient quantities of fludarabine cannot be secured. We cannot predict the extent and duration of this shortage of fludarabine, although any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine, monoclonal antibodies required under our protocols, or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, in May 2022, we filed a patent infringement lawsuit in the Southern District of California against Shoreline Biosciences, Inc. and Dr. Dan Kaufman. Refer to Item 1. Legal Proceedings for a more detailed description of this matter. When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive, and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There also is a risk that a court or patent office in such proceeding will decide that our patents or the patents of our licensors are not valid or are not enforceable, and that we do not have the right to stop the other party from using the inventions. Additionally, even if the validity of such patents is upheld, the court may refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. If we are not successful in enforcing or defending our intellectual property, our competitors could develop and market products based on our discoveries and technologies, which may reduce the commercial viability of, and demand for, our product candidates and any future products.

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

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, lasting through June 30, 2022. The 2% payment reduction resumed on July 1, 2022.
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
•
On August 16, 2022 the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known.

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

We are experiencing rapid growth and as of September 30, 2022, we had 545 employees. We expect continued growth in the number of our employees and the scope of our operations, particularly to continue our clinical and research operations, and to expand our regulatory, quality, and manufacturing operations. This expected growth may place a strain on our administrative and operational infrastructure, and managing this growth may impose significant added responsibilities on members of management and divert a substantial amount of attention from day-to-day activities.

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

As of September 30, 2022, our cash and cash equivalents and investments were $519.1 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine on the global economy are currently unknown and difficult to predict, these events caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2022, we had an accumulated deficit of $994.4 million. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflicts in Ukraine; and
•
general economic and market conditions, including inflationary pressures and stock market volatility.

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

As of October 27, 2022, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.3% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 49.3%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2021 we filed a Form S-3 pursuant to which we may issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may subject us to unfavorable repayment terms, including increased interest rates, impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

Fate Therapeutics, Inc.

Date: November 3, 2022	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)