Form 10-K
period 2022-12-31
FATE THERAPEUTICS INC
filed 2023-02-28
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,340,000,000 as of June 30, 2022 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2023 was 98,161,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022 pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

•
Our product candidates represent a novel therapeutic approach to treating cancer and autoimmune disorders and may cause undesirable side effects or have other properties that could delay or halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
We use induced pluripotent stem cell (iPSC) technology and gene-editing technology in the creation of our product candidates. Both technologies are relatively new technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval. If we are unable to use these technologies in the creation of our product candidates, our business would be significantly harmed.
•
We may face delays in initiating, conducting or completing our clinical trials, including due to difficulties enrolling patients in our clinical trials, securing adequate clinical supply of our product candidates, and obtaining sufficient quantities of other components and supplies necessary for the conduct of our clinical trials, including agents such as cyclophosphamide or fludarabine which are often required to condition patients for treatment with our product candidates, or certain monoclonal antibodies which are intended for administration to patients in combination with our product candidates in certain of our clinical trials, and we may not be able to initiate, conduct or complete them at all.
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
•
The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community and may require additional generation of evidence development around areas like the anticipated short-term and long-term costs, comparative risks and benefits relative to standard of care and emerging therapies, and other value demonstrations.
•
We face increasing competition in an environment of rapid technological change from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•
The success of our existing and any future product candidates is substantially dependent on developments within the field of cellular immunotherapy and autoimmunity, and to changes to clinical treatment standards, some of which are beyond our control.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
•
Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section entitled “Risk Factors”, and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

•
our ability to compete with rapidly evolving cell therapy technologies and respond to other developments relating to our competitors and our industry; and
•
other risks and uncertainties, including those described under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of programmed cellular immunotherapies to patients with cancer and autoimmune disorders. Our development of first-in-class cell therapy product candidates is based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our first-in-class cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used to mass produce multiplexed-engineered cellular immunotherapies which are well-defined and uniform in composition, can be stored in inventory for off-the-shelf availability, can be combined and administered with other therapies, and can have broader patient reach.

Utilizing this therapeutic approach, we are advancing a cell therapy pipeline comprised of off-the-shelf, multiplexed-engineered, iPSC-derived natural killer (NK) and T-cell product candidates that are selectively designed, incorporate novel synthetic controls of cell function, and are intended to deliver multiple mechanisms of therapeutic importance to patients for the treatment of cancer and autoimmune disease. We have a deep pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted NK and T-cell product candidates currently under development with multiple clinical trials ongoing:

Program	Indication	CAR Target(s)	# of Synthetic Controls	Development Stage	Partner
CAR NK Cell Programs
FT576	Multiple Myeloma	BCMA	4	Phase 1
FT522	B-cell Lymphoma	CD19; 41BB	5	Preclinical
	Autoimmune Disorders	CD19; 41BB	5	Preclinical
CAR T-cell Programs
FT819	B-cell Lymphoma	CD19	2	Phase 1
	Chronic Lymphocytic Leukemia	CD19	2	Phase 1
FT825	Solid Tumors	HER2	7	Preclinical	Ono
Other CAR-targeted Programs
Undisclosed	Solid Tumors	Not disclosed	Not disclosed	Preclinical	Ono

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of medical benefit for cell therapy exists across a broad spectrum of severe, life-threatening diseases. Clinical investigation of cellular immunotherapy has been rapidly expanding. One particular form of cell-based cancer immunotherapy, CAR T-cell therapy, has emerged as a revolutionary and potentially curative therapy for patients with certain hematologic malignancies, including refractory cancers. In fact, multiple CAR T-cell therapies have now been approved by the United States Food and Drug Administration (FDA) for the treatment of relapsed / refractory B-cell precursor acute lymphoblastic leukemia (ALL), relapsed / refractory diffuse large B-cell lymphoma, relapsed / refractory follicular lymphoma, relapsed / refractory mantle cell lymphoma, and relapsed / refractory multiple myeloma.

Cell-based cancer immunotherapies undergoing clinical investigation today most often rely on the use of autologous, or a patient’s own, cells. The requirement to source, engineer, expand and deliver cells patient-by-patient is logistically complex, resource intensive and expensive, and can result in significant batch-to-batch variability in product identity, purity and potency as well as in manufacturing failures. Significant hurdles remain to ensure that cell-based cancer immunotherapies can be consistently manufactured and reliably delivered in a cost-effective manner and at the scale necessary to support broad patient access and widespread commercialization. Rather than rely on the use of a patient’s own cells, we seek to use clonal master iPSC lines to manufacture, develop and commercialize off-the-shelf cellular immunotherapies that are selectively designed, incorporate novel synthetic controls of cell function, and are intended to deliver multiple mechanisms of therapeutic importance to patients.

Human iPSCs possess the unique dual properties of unlimited self-renewal and differentiation potential into all cell types of the body. Our proprietary iPSC product platform combines multiplexed-engineering of human iPSCs with single-cell selection to create clonal master iPSC lines. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, clonal master iPSC lines can be used for manufacture of multiplexed-engineered cell products that are well-defined and uniform in composition, can be mass produced at significant scale in a cost-effective manner, and can be stored in inventory and delivered off-the-shelf to maximize patient reach. As a result, we believe our platform is uniquely designed to overcome numerous limitations associated with the production of cell therapies using patient- or donor-sourced cells. Our iPSC product platform is supported by an intellectual property portfolio of over 400 issued patents and 450 pending patent applications.

Our Strategy

Our goal is to maintain and build upon our leadership position in bringing off-the-shelf, multiplexed-engineered, iPSC-derived cellular immunotherapy to patients with cancer and autoimmune disorders. We believe achieving this goal has the potential to transform patient outcomes by improving cell product consistency and potency, shortening time to treatment, enabling combination with other complementary therapies, increasing scale of manufacture while reducing production costs, and reaching more patients including earlier in care. The key pillars of our strategy include:

•
Capitalize on our leadership position in iPSC technology. Human iPSCs, with their unique capacity to be indefinitely expanded and differentiated in culture into any type of cell in the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent in many of the cell therapy product candidates undergoing development today, including the requirement to source, isolate, engineer and expand cells from an individual patient or healthy donor with each batch of production. These batch-to-batch manufacturing requirements are logistically complex and expensive, and can result in variable cell product identity, purity and potency as well as manufacturing failures.

We are applying our expertise in iPSC biology to genetically engineer, isolate and select single-cell iPSCs for clonal expansion, characterization and cryopreservation as clonal master iPSC lines. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used to mass produce multiplexed-engineered cellular immunotherapies which incorporate novel synthetic controls of cell function, are well-defined and uniform in composition, can be stored in inventory for off-the-shelf availability, can be combined and administered with other therapies, and can have broader patient reach.

We have amassed significant internal expertise in the Good Manufacturing Practice (GMP) production of NK cells and T cells from clonal master iPSC lines. Our proprietary know-how includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating, qualifying, and cryopreserving clonal master iPSC lines; differentiating these clonal master cell iPSC lines to manufacture NK cells and T cells at large scale to enable off-the-shelf availability for the general patient population; and regulatory and quality expertise to enable clinical investigation of multiplexed-engineered, iPSC-derived NK cell and T-cell immunotherapy candidates. We have established our own fully-integrated infrastructure and operations to support GMP production for all phases of clinical development as well as initial commercialization.

•
Exploit off-the-shelf, iPSC-derived CAR NK cells in combination with monoclonal antibody therapy to mount a multi-antigen targeted attack. NK cells play a major role in the anti-tumor activity of certain tumor-targeting antibodies. NK cells express CD16, an activating receptor that binds to the Fc domain of IgG antibodies. Once activated through CD16, NK cells are able to destroy antibody-coated tumor cells and secrete cytokines, such as interferon gamma, to potentiate an adaptive immune response. This mechanism of action, referred to as antibody-dependent cellular cytotoxicity (ADCC), is believed to be important for the treatment of a wide range of cancers. CD16 consists of two genomic variants, 158V and 158F, that confer high or low binding affinity, respectively, to the Fc domain of IgG antibodies. Numerous clinical trials with FDA-approved tumor-targeting antibodies, including rituximab (FDA-approved for certain cancers of the blood and lymphatic system), trastuzumab (FDA-approved for certain breast and gastric cancers) and cetuximab (FDA-approved for certain head and neck, non-small cell lung and colorectal cancers), have demonstrated that patients homozygous for the 158V variant, which is present in only about 15% of patients, have improved clinical outcomes. In addition, the expression of CD16 on NK cells has been shown to undergo considerable down-regulation in cancer patients, which can significantly limit anti-tumor activity.

Our off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell product candidates incorporate a proprietary CD16 Fc receptor, which has two unique features designed to augment ADCC: a high-affinity homozygous 158V variant to promote high binding affinity and a modification to block its cleavage and down-regulation upon NK cell activation. As a result, we believe our iPSC-derived CAR NK cell product candidates may be combined with monoclonal antibody (mAb) therapy to target more than one antigen expressed on tumor cells, which may lead to deeper and more durable responses. For example, the CD38-targeted mAb therapy daratumumab is approved for the treatment of multiple myeloma and has been shown to induce cell death through multiple mechanisms, including ADCC. However, because CD38 is also expressed on the body’s activated NK cells, daratumumab treatment can induce NK cell fratricide, which may impair the effectiveness of ADCC. In addition, NK cell function is often suppressed or absent in patients with multiple myeloma as a result of the cancer itself as well as treatment therapy, further reducing the effectiveness of daratumumab. FT576, our iPSC-derived, BCMA-targeted CAR NK cell product candidate for the treatment of multiple myeloma, incorporates four novel synthetic controls of cell function and is specifically designed to be administered in combination with CD38-targeted mAb therapy, and our clinical development strategy for FT576 involves assessing the unique therapeutic benefit of dual-antigen targeting of BCMA and CD38 expressed on plasma cells.

•
Bring off-the-shelf, iPSC-derived CAR T cells to patients with hematologic malignancies and solid tumors. Autologous CAR T-cell therapies targeting CD19 for the treatment of B-cell lymphoma and targeting BCMA for the treatment of multiple myeloma have emerged as highly effective treatments for patients with relapsed / refractory disease. Despite their potent activity, widespread adoption of CAR T-cell therapy has been relatively modest to date due to complex logistics, high cost, manufacturing capacity constraints, and toxicities that necessitate administration only in large hospitals and treatment centers with intensive care units, as compared to more accessible community hospitals and outpatient infusion centers. According to a survey of academic centers in the U.S. that specialize in administering CD19-targeted CAR T-cell therapy, only about half of eligible patients receive the treatment, with only 12% of patients able to receive treatment within one month. We believe these limitations provide the opportunity for development of an off-the-shelf CAR T-cell therapy that can be delivered faster, more reliably, at greater scale, and at lower cost with the ability to reach more patients. To that end, we are clinically investigating FT819 which, to our knowledge, is the first-ever off-the-shelf, iPSC-derived CAR T-cell therapy candidate to undergo clinical investigation, in a multi-center Phase 1 study for the treatment of adult patients with relapsed / refractory B-cell malignancies, including B-cell lymphoma and chronic lymphocytic leukemia. FT819 incorporates two novel synthetic controls of cell function: a novel 1XX CAR construct inserted directly into the T-cell receptor alpha constant (TRAC) locus that targets CD19; and the complete disruption of T-cell receptor (TCR) expression for the prevention of graft-versus-host disease (GvHD), a potentially life-threatening complication associated with allogeneic T-cell therapy.

We are also conducting preclinical development of multiplexed-engineered, iPSC-derived, CAR T-cell therapy candidates for the treatment of solid tumors, where the application of autologous CAR T-cell therapy has been significantly hampered by tumor-associated antigen heterogeneity, inefficient CAR T-cell trafficking to the tumor, and immunosuppression inherent to the tumor microenvironment. Our first multiplexed-engineered, iPSC-derived, CAR T-cell product candidate, FT825, is designed to target human epidermal growth factor receptor 2 (HER2)-expressing solid tumors. FT825 incorporates seven novel synthetic controls of cell function, including a synthetic CXCR2 receptor to promote cell trafficking and a synthetic TGFβ receptor to redirect immunosuppressive signals in the tumor microenvironment. Under our collaboration with Ono Pharmaceutical Co. Ltd. (Ono), we are currently conducting Investigational New Drug (IND)-enabling activities for FT825, and plan to submit an IND application to the FDA in 2023 to enable the initiation of first-in-human clinical investigation for the treatment of certain solid tumors.

•
Continue to incorporate novel synthetic controls into our iPSC-derived cellular immunotherapy candidates to expand patient reach and disease application. We believe off-the-shelf, iPSC-derived cellular immunotherapy has the unique potential to incorporate a multitude of novel synthetic controls that could deliver multiple mechanisms of therapeutic importance to patients, enable safe and effective combination with early line, standard-of-care treatment regimens, and allow for administration in the community setting on an outpatient basis. One of the most significant barriers that limit patient reach and disease application is the requirement for patients receiving CAR T-cell therapy, whether autologous or allogeneic, to endure intense systemic lympho-conditioning, which is often results in severe blood cell deficiencies and related toxicities and can prevent effective combination with early line, standard-of-care treatment regimens. We are exploring the integration of novel synthetic controls which may enable our off-the-shelf, iPSC-derived cellular immunotherapy candidates to be administered without intense chemotherapy conditioning and as part of standard-of-care immunomodulatory regimens.

For example, we have incorporated allo-immune defense receptor (ADR) technology licensed from the Baylor College of Medicine into FT522, our iPSC-derived, CD19-targeted CAR NK cell product candidate. This technology is designed to (a) selectively recognize and destroy allo-reactive host immune cells that would otherwise be capable of rejecting the product candidate, (b) maintain other components of the host immune system to preserve hematopoietic function, and (c) activate the product candidate to enhance its potency and persistence. Published preclinical studies have shown that ADR-armed allogeneic cells are protected from both T- and NK-cell mediated rejection (Mo et al. Nature Biotechnology, 39, 56–63 (2021), providing proof-of-concept that ADR-armed allogeneic cells can persist and function in immunocompetent patients.

We are currently conducting IND-enabling activities for FT522, and plan to submit an IND application to the FDA in 2023 to enable the initiation of first-in-human clinical investigation for the treatment of relapsed / refractory B-cell lymphoma in combination with CD20-targeted mAb therapy. In addition to our plans for the clinical investigation of FT522 in relapsed / refractory B-cell lymphoma, we are preclinically assessing the potential to expand our FT522 program beyond oncology into autoimmunity. We believe the novel synthetic controls of FT522, in combination with CD38-targeted mAb therapy, may be uniquely suited to address a broad range of autoimmune diseases and disorders by resetting both of these autoantibody-producing lineages through the dual-targeting of CD19-expressing B cells and CD38-expressing plasma cells, leading to more complete removal of autoantibodies and improved clinical outcomes.

•
Efficiently develop and commercialize first-in-class, iPSC-derived cellular immunotherapies for severe, life-threatening diseases. We are clinically developing first-in-class, iPSC-derived cellular immunotherapies to improve the lives of patients with severe, life-threatening diseases. We seek to prioritize indications for development where the unmet need is significant and where regulatory agencies offer expedited development and review programs. For example, for patients who have relapsed or are refractory to autologous CD19‑targeted CAR T-cell therapy, the prognosis is dismal and survival is measured in weeks to months. No standard therapies are available for these post-CAR T-cell therapy patients, and recent retrospective analyses of real-world data presented at the 2021 American Society of Hematology Annual Meeting showed extremely poor treatment outcomes with complete response rates of administered therapies ranging from 5% to 25% and overall survival ranging from 5.2 months to 7.5 months. We believe a single-arm study in a relatively small number of patients may serve as a potential registrational pathway for the treatment of these patients.
•
Selectively share our proprietary iPSC product platform with strategic partners. The research, development and clinical investigation of cell therapies for the treatment of human diseases is rapidly expanding. We believe we are well positioned to form partnerships with third parties seeking to develop iPSC-derived cellular immunotherapies for the treatment of human diseases, including cancer. For example, we are collaborating with Ono to develop and commercialize off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK and CAR T-cells for the treatment of certain solid tumors. In addition, since iPSCs have the unique capacity to be genetically engineered, indefinitely expanded and differentiated in culture into any type of cell in the body, we believe there is significant opportunity to broadly exploit our iPSC product platform and intellectual property position in other disease areas beyond cancer. In 2022, we formed Senescea Therapeutics, Inc., a majority-owned subsidiary of the Company, with Memorial Sloan Kettering Cancer Center to research and develop iPSC-derived cell therapies for the treatment of diseases associated with cell senescence. We will continue to seek partnerships with companies and institutions for the research, development and commercialization of iPSC-derived cell therapies for the treatment of human diseases.

Our Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapy Pipeline

NK cells have an innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, and represent one of the body’s first lines of immunological defense. NK cells have the unique ability to selectively identify and destroy abnormal cells through multiple mechanisms while leaving normal healthy cells unharmed. These cytotoxic mechanisms include: direct innate killing by binding to stress ligands expressed by abnormal cells and releasing toxic granules; indirect killing by producing and releasing proinflammatory and chemotactic cytokines that play a pivotal role in orchestrating the adaptive immune response; and antibody-mediated targeted killing by binding to and enhancing the activity of endogenous and therapeutic antibodies through ADCC.

T cells, or T-lymphocytes, play a critical role in adaptive immunity and are distinguished from other cells of the immune system by the presence of a T-cell receptor (TCR) on their surface. TCRs are generated by DNA rearrangement and positively selected for their capacity to engage host major histocompatibility complex (MHC) molecules. The majority of T cells, termed alpha beta T cells (αβ T cells), rearrange their alpha and beta chains on the TCR, which confers specificity and enables T cells to recognize non-self molecules, known as non-self antigens, expressed on the surface of target cells. Antigens inside a target cell are bound to, and are routinely brought to the surface of a cell, by MHC class I molecules. Upon antigen recognition, T cells bind to the MHC-antigen complex, become activated and destroy the targeted cell. Unlike NK cells, T cells are limited by antigen-specific binding of their TCR in order to induce cellular cytotoxicity.

We are developing a first-in-class cell therapy pipeline comprised of off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell and CAR T-cell product candidates that are selectively designed, incorporate novel synthetic controls of cell function, and can deliver multiple mechanisms of therapeutic importance to patients for the treatment of cancer and autoimmune disease. We have a deep pipeline of product candidates currently under development with multiple clinical trials ongoing, including in combination with mAb therapy to promote multi-antigen recognition, binding, and killing of target cells.

FT576: CAR NK Cell Program for Multiple Myeloma

Multiple myeloma is a deadly form of blood cancer that is characterized by uncontrolled growth of plasma cells, a type of immune cell that is found mainly in the bone marrow and is responsible for making and secreting antibodies to fight infection. While the underlying cause of multiple myeloma is unknown, abnormal plasma cells can accumulate in the bone marrow, inhibiting the body’s normal production of red blood cells, platelets, and other white blood cells, and can form tumors in the bone that spread throughout the body.

There are approximately 100,000 patients suffering from multiple myeloma in the United States, with 35,000 new cases and nearly 13,000 deaths from the disease annually according to the American Cancer Society. Multiple myeloma occurs more commonly in men than in women, and predominantly affects the elderly with an average age of onset of approximately 66 years. For patients less than 70 years old with no comorbidities, autologous stem cell therapy is the preferred treatment option. For transplant ineligible patients, the current treatment paradigm for multiple myeloma begins with chemotherapy, proteasome inhibitors and immunomodulatory drugs. Several drugs that directly target plasma cells, including CD38-targeted mAb therapy, have also been approved for multiple myeloma and have been incorporated into the current treatment paradigm. In addition, autologous CAR T-cell therapies have shown significant promise in multiple myeloma, and the first autologous CAR T-cell therapy targeting B-cell maturation antigen (BCMA) expressed on plasma cells was approved by the FDA in 2021. The great majority of patients become refractory to these drugs and/or relapse, creating a high unmet need for treatments for relapsed / refractory patients. Multiple myeloma is rarely cured, with the majority of patients dying from the disease.

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

We are clinically developing FT576, an investigational off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell cancer immunotherapy derived from a clonal master iPSC line. FT576 incorporates four novel synthetic controls of cell function: a proprietary CAR that targets BCMA; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that is intended to augment NK cell activity; and the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments. In combination with CD38-targeted mAb therapy, these features of FT576 are designed to enable dual-antigen targeting of BCMA and CD38 antigens expressed on plasma cells, extend functional persistence, and mitigate the risk of rejection. In preclinical studies, FT576 demonstrated that the high-avidity binding of the BCMA-targeted CAR construct enabled sustained tumor control against various multiple myeloma cell lines, including in long-term in vivo xenograft mouse models. Additionally, preclinical data published in November 2022 demonstrated that single-dose administration of FT576 controlled tumor growth in vivo, with deeper and more sustained anti-tumor activity observed through multi-dose administration of FT576 as well as in combination with CD38-targeted mAb therapy (Cichocki et al. Nature Communications. 13, 7341, 2022).

We are currently studying FT576 in an ongoing, multi-center Phase 1 clinical trial designed to assess its safety and clinical activity in adult patients with relapsed / refractory multiple myeloma, and to determine the recommended Phase 2 dose and schedule, as monotherapy (Regimen A) and in combination with CD38-targeted mAb therapy to simultaneously target BCMA and CD38 antigens (Regimen B). At the 2022 American Society of Hematology (ASH) Annual Meeting, we presented interim clinical data as of an October 7, 2022 data cutoff date for nine patients treated with a single dose of FT576, including six patients in Regimen A and three patients in Regimen B. Patients had received standard conditioning chemotherapy consisting of cyclophosphamide (Cy) at 300 mg/m2 and fludarabine (Flu) at 30 mg/m2 for three days prior to the initiation of each regimen. Patients were heavily pre-treated having had received a median of five prior lines of therapy (range 3-10), including six patients (67%) that were refractory to last therapy.

•
Safety Data. No dose-limiting toxicities (DLTs), and no events of any grade of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or GvHD, were observed. Both regimens were well tolerated.

Two patients (22%) experienced Grade 3 or greater FT576-related adverse events (AEs), with one patient having Grade 3 diarrhea and one patient having two episodes of Grades 3 through 4 neutropenia and three episodes of Grade 3 anemia, all of which resolved. There were no serious AEs related to FT576. There were no study discontinuations or deaths due to treatment-emergent AEs (TEAEs).
•
Regimen A Activity. Six patients were treated with a single dose of FT576 as monotherapy in the first dose cohort at 100 million cells (n=3) and the second dose cohort at 300 million cells (n=3). In the second dose cohort, one patient, who had received five prior lines of therapy, was triple-refractory to an immunomodulatory drug, a proteasome inhibitor, and anti-CD38 mAb therapy, and was refractory to last therapy (pomalidomide, daratumumab and dexamethasone), achieved a very good partial response with the other two patients showing stable disease. Further evidence of FT576 activity was observed in the second dose cohort, with two patients for whom serum BCMA levels were evaluable showing a substantial treatment-induced decrease in soluble BCMA.
•
Regimen B Activity. Three patients were treated with a single dose of FT576 in combination with a CD38-targeted mAb therapy in the first dose cohort at 100 million cells, with one patient achieving a partial response (PR) and one patient achieving a minor response (MR). All three patients showed a substantial treatment-induced decrease in soluble BCMA.

We have initiated enrollment of two-dose escalation cohorts at 300 million cells per dose in both regimens, and we plan to initiate enrollment of three-dose escalation cohorts at 300 million cells per dose in both regimens and continue dose escalation.

FT522: CAR NK Cell Program for B-cell Lymphoma and Autoimmune Disorders

Non-Hodgkin lymphoma (NHL) is a type of blood cancer that originates in the body’s lymphatic system. In NHL, white blood cells, called lymphocytes, grow abnormally and can form tumors throughout the body. The most common subtype of NHL is B-cell lymphoma, which represents over 85% of all newly-diagnosed NHL cases per year. B-cell lymphoma can be rapidly growing, or aggressive, such as diffuse large B-cell lymphomas, or it can be slow growing, or indolent, such as follicular lymphoma.

There are over 80,000 new cases of NHL diagnosed per year in the United States, with over 20,000 deaths from the disease annually, according to the American Cancer Society. Patients with newly-diagnosed B-cell lymphoma are generally treated with chemotherapy plus a CD20-targeted mAb, with the R-CHOP chemotherapy combination (rituximab, cyclophosphamide, doxorubicin, vincristine, and prednisone) established as standard of care for newly-diagnosed diffuse large B-cell lymphoma patients. While the frontline approach of chemotherapy plus a CD20-targeted mAb is highly effective for many NHL patients, most patients suffer from disease that is refractory to initial treatment or recurrent after an initial response. Each year there are over 20,000 patients that require second-line treatment and nearly 10,000 patients that require third-line or later lines of therapy. For patients with refractory or relapsed disease, prognosis worsens with each subsequent line of therapy.

Autologous CD19-targeted CAR T-cell therapy has been highly successful in treating patients with relapsed / refractory B-cell lymphoma. While the autologous approach has demonstrated compelling efficacy in many patients, several key challenges limit its adoption and reach including the need to co-administer intense chemotherapy conditioning, to hospitalize patients for treatment and monitoring, and to deliver bridging therapy during product manufacture. In registrational trials of CD19-targeted CAR T-cell therapy, up to 31% of patients on an intent-to-treat basis did not receive therapy primarily due to interval complications from the underlying disease prior to delivery of therapy or failure to manufacture therapy. Additionally, patients with relapsed / refractory disease can have a T-cell compartment that is damaged or weakened, which may impair product manufacture, viability, potency, and/or response. The manufacture and delivery of autologous CAR T-cell therapy is logistically complex and costly and, as a result, its availability is limited to select specialized centers.

We are preclinically developing FT522, an off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell cancer immunotherapy derived from a clonal master iPSC line. FT522 incorporates five novel synthetic controls of cell function: a proprietary CAR that targets CD19; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that is intended to augment NK cell activity; the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments; and a novel alloimmune defense receptor (ADR) that targets the cell surface receptor 4-1BB (CD137), a member of the tumor necrosis factor receptor superfamily that is upregulated on activated CD4+, CD8+, and regulatory T cells as well as activated NK cells of the host immune system. In combination with CD20-targeted mAb therapy, these features of FT522 are designed to enable dual-antigen targeting of CD19 and CD20 antigens expressed on B cells, extend functional persistence, and mitigate the risk of rejection.

We are currently conducting IND-enabling activities for FT522, and plan to submit an IND application to the FDA in 2023 to enable the initiation of first-in-human clinical investigation for the treatment of relapsed / refractory B-cell lymphoma. Preclinical proof-of-concept data for FT522 presented at the 2022 ASH Annual Meeting showed that, in an in vitro co-culture assay with allogeneic peripheral blood mononuclear cells (allo PBMCs), ADR-armed, CD19-targeted, iPSC-derived CAR NK cells expanded, persisted, and selectively eliminated 4-1BB+ allo PBMCs in contrast to ADR-null, CD19-targeted, iPSC-derived CAR NK cells, which were depleted. In addition, in a disseminated Nalm6 leukemia model comprised of allo-reactive T cells and tumor cells resistant to T-cell killing (MHC class 1-null), ADR-armed, CD19-targeted, iPSC-derived CAR NK cells exhibited uncompromised effector function in vivo compared to ADR-null, CD19-targeted, iPSC-derived CAR NK cells, suggesting that ADR-armed NK cells functionally persist, proliferate, and durably kill tumor cells while resisting rejection by allo-reactive T cells.

In addition to our plans for the clinical investigation of FT522 in relapsed / refractory B-cell lymphoma, we are assessing in preclinical studies the potential to expand our FT522 program beyond oncology into autoimmunity. Autoimmune diseases are conditions in which the body's immune system mistakenly attacks the body's own organs and tissues. The role of B cells in autoimmune diseases involves different cellular functions, including autoantigen presentation, autoreactive T-cell activation, and autoantibody production. Therapeutic strategies designed to deplete B cells, including treatment with CD20-targeted mAb therapy, have been shown effective for induction and maintenance of remission in patients with certain autoimmune diseases. In addition, autologous CD19-targeted CAR T-cell therapy has been shown to induce durable remissions in patients with severe, refractory systemic lupus erythematosus. Aberrant production of autoantibodies by long-lived plasma cells is also an inherent characteristic of autoimmune diseases. Notably, recent findings suggest that long-lived plasma cells often accumulate later in the course of disease and are refractory to immunosuppressants and B-cell depletion therapies, leading to the persistent secretion of autoantibodies despite B-cell targeted intervention strategies. We believe the novel synthetic controls of FT522, in combination with CD38-targeted mAb therapy, may be uniquely suited to address a broad range of autoimmune diseases and disorders by resetting both of these autoantibody-producing lineages through the dual-targeting of CD19-and CD20- expressing B cells and CD38-expressing plasma cells, leading to more complete removal of autoantibodies and improved clinical outcomes.

FT819: CAR T-cell Program for B-cell Lymphoma and Chronic Lymphocytic Leukemia

In addition to our development of iPSC-derived CAR NK cell product candidates, we are also developing CAR T-cell product candidates derived from clonal master iPSC lines as off-the-shelf cancer immunotherapies for the treatment of hematologic malignancies and solid tumors. In support of our development of iPSC-derived CAR T-cell product candidates, we are conducting a multi-year research partnership with Memorial Sloan Kettering Cancer Center (MSKCC) that is being led by Dr. Michel Sadelain, Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at Memorial Sloan Kettering Cancer Center. In addition, we have exclusively licensed from MSKCC foundational intellectual property covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs, for human therapeutic use. We have also licensed from MSKCC intellectual property covering compositions of novel CAR constructs, including the use of a novel 1XX co-stimulatory domain, and of genetically engineered CAR T cells, including methods of making these cells using CRISPR for certain targeted gene modifications. Embodiments of this additional intellectual property include preclinical data published by Dr. Sadelain demonstrating that directing a CD19-specific CAR to the TRAC locus resulted in uniform CAR expression in human peripheral blood T cells, enhanced T-cell potency, and delayed effector T-cell differentiation and exhaustion (Eyquem et al. Nature. 543, 113–117, 2017), and that CAR T cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor activity, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion (Feucht et al. Nature Medicine. 25, 82–88, 2019).

We are clinically developing FT819, an investigational off-the-shelf, iPSC-derived CAR T cell cancer immunotherapy derived from a clonal master iPSC line. FT819 incorporates two novel synthetic controls of cell function: a novel 1XX CAR construct inserted directly into the TRAC locus that targets CD19; and the complete disruption of TCR expression for the prevention of GvHD, a potentially life-threatening complication associated with allogeneic T-cell therapy. Together, these features of FT819 are designed to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression, and completely eliminate TCR expression to mitigate GvHD. In preclinical studies, we have shown that iPSC-derived TCR-CAR+ CAR T cells targeting CD19:

•
displayed antigen-specific anti-tumor potency in vitro, including cytokine release and targeted cellular cytotoxicity, comparable to peripheral blood CD19-specific CAR T-cells;
•
did not respond or proliferate against HLA-mismatched (CD19-) peripheral blood mononuclear cells as targets in a mixed lymphocyte reaction, indicating the risk of GvHD is alleviated;
•
controlled tumor progression in vivo comparable to peripheral blood CD19-specific CAR T cells in a preclinical mouse model of acute lymphoblastic leukemia; and
•
enhanced tumor clearance and durable control of leukemia in vivo, as compared to primary CAR19 T cells, in a xenograft mouse model of disseminated lymphoblastic leukemia.

Additional preclinical data published in August 2022 showed the generation of iPSC-derived TCR-CAR+ CD8αβ T cells, which were able to repeatedly lyse tumor cells in vitro and durably control leukemia in vivo, with persistence in the bone marrow, spleen, and blood, in a systemic NALM6 leukemia model (Sjoukje et al. Nature Biomedical Engineering. 6, 1284–1297, 2022).

We are currently studying FT819 in an ongoing, multi-center Phase 1 clinical trial designed to assess its safety and clinical activity in adult patients with relapsed / refractory B-cell malignancies, including B-cell lymphoma and chronic lymphocytic leukemia, and to determine the recommended Phase 2 dose and schedule, in three treatment regimens: single dose of FT819 (Regimen A); single dose of FT819 with IL-2 cytokine support (Regimen A1); and three fractionated doses of FT819 on Days 1, 3, and 5 (Regimen B). At the 2022 ASH Annual Meeting, we presented interim clinical data as of a September 8, 2022 data cutoff date for 10 patients with aggressive large B-cell lymphoma treated with FT819, including eight patients in Regimen A and two patients in Regimen B (see Table 1). Patients had received standard conditioning chemotherapy consisting of cyclophosphamide (Cy) at 500 mg/m2 and fludarabine (Flu) at 30 mg/m2 for three days prior to the initiation of each regimen. Patients were heavily pre-treated having had received a median of four prior lines of therapy (range 3-7), including 7 of 10 patients (70%) having previously received autologous CD19-targeted CAR T-cell therapy.

•
Regimen A Activity. Of the eight patients with aggressive large B-cell lymphoma (median of 4.5 prior lines of therapy [range 3-7]) treated with a single dose of FT819 ranging from 90 million cells to 360 million cells, one of two patients naïve to CAR T-cell therapy achieved an objective response at Day 30, which was a complete response in a patient with diffuse large B-cell lymphoma previously treated with five prior lines of therapy; and two of six patients previously treated with CAR T-cell therapy achieved an objective response at Day 30, which included a complete response in a patient with diffuse large B-cell lymphoma previously treated with seven prior lines of therapy who did not respond to autologous CD19-targeted CAR T-cell therapy.
•
Regimen B Activity. Two patients with aggressive large B-cell lymphoma (each of whom received three prior lines of therapy) treated with three fractionated doses at 30 million cells per dose did not respond to therapy at Day 30.

Table 1: Aggressive Large B-cell Lymphoma [1,2,3]
FT819 Regimen A: Single Dose (n=8)
CAR T-cell Therapy Naïve				Prior CAR T-cell Therapy
Cells	90M	180M	360M	90M	180M	360M
N	1	n/a	1	4	1	1
OR / CR	0 / 0	n/a	1 / 1	2 / 1	0 / 0	0 / 0
FT819 Regimen B: Three Fractionated Doses (n=2)
	CAR T-cell Therapy Naïve			Prior CAR T-cell Therapy
Cells / Dose	30M			30M
N	1			1
OR / CR	0 / 0			0 / 0

OR = objective response; CR= complete response; M = million

1 As of data cutoff date of September 8, 2022

[2] Includes diffuse large B-cell lymphoma (n=8) and high-grade B-cell lymphoma (n=2)

[3] Day 30 protocol-defined response assessment per Lugano 2014 criteria

Five additional patients with relapsed / refractory B-cell lymphoma had been treated with FT819 as of the September 8, 2022 data cutoff date: one patient with Grade 3a follicular lymphoma (with 5 prior lines of therapy, including CAR T-cell therapy) treated in Regimen A with a single dose of FT819 at 180 million cells achieved a complete response at Day 30; and four patients with Richter’s Transformation (median of 5.5 prior lines of therapy [range 2-9]) did not respond to therapy at Day 30.

No DLTs, and no Grade 3 or greater FT819-related AEs or serious AEs, were observed. Of the 15 patients treated in Regimens A and B, three patients (20%) experienced Grade 2 CRS characterized by fever, hypotension, and hypoxia, and which resolved with single-dose tocilizumab and supportive care. No TEAEs of any grade of ICANS or GvHD were reported by investigators. The FT819 treatment regimen was well tolerated. There were no study discontinuations or deaths due to TEAEs other than one patient with stable disease who died on Day 38 due to sepsis not considered related to FT819 by the study investigator.

Dose escalation is currently ongoing in Regimen A as a single dose of FT819 at 360 million cells and in Regimen B with three fractionated doses at 60 million cells per dose. The Company has also amended the FT819 study protocol to allow for the use of bendamustine at 90 mg/m2 for two days as an alternative to Cy / Flu conditioning chemotherapy.

FT825: CAR T-cell Program for Solid Tumors

Although autologous CAR T-cell therapies approved by the FDA have shown significant efficacy in treating hematologic malignancies, its wider application to solid tumors has been hampered by tumor-associated antigen heterogeneity, inefficient CAR T-cell trafficking to the tumor, and immunosuppression inherent to the tumor microenvironment. We are researching and preclinically developing multiplexed-engineered, iPSC-derived CAR T-cell product candidates, which are specifically designed to address these challenges and enable the safe and effective treatment of solid tumors as monotherapy and in combination with mAb therapy.

We are preclinically developing FT825, a multiplexed-engineered, iPSC-derived, CAR T-cell product candidate targeting human epidermal growth factor receptor 2 (HER2)-expressing solid tumors, under our collaboration with Ono (see "Our Partnership with Ono Pharmaceutical"). HER2, also known as Human Epidermal Growth Factor Receptor 2, is a receptor tyrosine kinase that is overexpressed on many solid tumors, such as breast, gastric, bladder, and lung cancers. FT825 incorporates seven novel synthetic controls of cell function: a novel 1XX CAR construct inserted directly into the TRAC locus that is armed with a differentiated HER2 binding domain; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC and to overcome challenges associated with tumor heterogeneity; a synthetic IL-7/IL-7 receptor fusion (IL-7RF), a potent cytokine complex that is intended to promote T-cell stemness; a synthetic CXCR2 receptor to promote cell trafficking; a synthetic TGFβ receptor to redirect immunosuppressive signals in the tumor microenvironment; the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments; and the complete disruption of TCR expression for the prevention of GvHD, a potentially life-threatening complication associated with allogeneic T-cell therapy.

In preclinical studies of FT825 presented at the 2022 Society for Immunotherapy of Cancer (SITC) Annual Meeting, the product candidate’s HER2 binding domain showed a highly selective and differentiated targeting profile including in comparison to other HER2-directed agents, exhibited robust dose-dependent cytolytic activity against both HER2-high and HER2-low cell lines from multiple tumor types, demonstrated limited activity against HER2-expressing cell lines from healthy tissue, and exhibited enhanced trafficking and migration properties in vitro and in vivo. In addition to its CAR-mediated anti-tumor activity against HER2, co-activation of the product candidate’s HER2-targeted CAR and hnCD16 Fc receptor through combination with mAb therapy showed enhanced anti-tumor activity in preclinical models.

Under our collaboration with Ono, we are currently conducting IND-enabling activities for FT825, and plan to submit an IND application to the FDA in 2023 to enable the initiation of first-in-human clinical investigation for the treatment of certain solid tumors.

Discontinued Product Candidates

Janssen Collaboration. On January 3, 2023, we received notice of termination from Janssen Biotech, Inc. (Janssen) of our collaboration and option agreement dated April 2, 2020 by and between the parties (the Janssen Agreement), pursuant to which the companies had agreed to collaborate to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. During 2022, Janssen exercised a commercial option for two collaboration candidates: an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of B-cell lymphoma, for which the FDA allowed an IND application in December 2022; and an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of multiple myeloma, for which the companies were preparing to submit an IND application to the FDA in early 2023. In addition, the companies were researching and preclinically developing two iPSC-derived, CAR-targeted T-cell programs for the treatment of solid tumors. The termination will be finalized on April 3, 2023 and, during the first quarter of 2023, we will wind down our activities with Janssen, including discontinuing development of all collaboration products. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement will terminate, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties will wind down any development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party will have any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

Internal Programs. On January 5, 2023, we announced the completion of a strategic review of our NK cell programs and our election to focus on advancing our most innovative and differentiated product candidates, which have a multiplexed-engineered cellular framework of novel synthetic controls designed to promote multi-antigen targeting, increase potency, extend functional persistence, and enable patient dosing with reduced conditioning chemotherapy. As a result of our NK cell program prioritization, our FT516, FT596, FT538, and FT536 NK cell programs are being discontinued.

Workforce Reduction. As a result of the termination of the Janssen collaboration and the NK cell program prioritization, during the first quarter of 2023 we are reducing our workforce to approximately 220 employees. We expect that we will incur charges of approximately $12 million to $16 million for severance and other employee termination-related costs in the first quarter of 2023. The restructuring is expected to extend our cash runway into the second half of 2025.

Our Partnership with Ono Pharmaceutical

Under a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) entered into in September 2018 and amended in June 2022 (the Ono Agreement), we are conducting research and preclinical development of off-the-shelf, iPSC-derived, CAR-targeted effector cells for the treatment of solid tumors. In November 2022, we announced that Ono had exercised its preclinical option to FT825/ONO-8250, a multiplexed-engineered, iPSC-derived CAR T-cell product candidate targeting HER2-expressing solid tumors (also referred to as Candidate 2 below), and that we exercised our preclinical option to co-develop and co-commercialize FT825/ONO-8250 in the United States and Europe under a joint arrangement with Ono. As a result, we are owed an option exercise fee of $12.5 million from Ono. The companies are currently conducting IND-enabling activities for FT825/ONO-8250, and plan to submit an IND application to the FDA in 2023 to enable the initiation of a first-in-human clinical investigation. The companies are also currently conducting preclinical development of a second off-the-shelf, iPSC-derived, CAR-targeted effector cell product candidate for the treatment of solid tumors (referred to as Candidate 3 below) under the Ono Agreement.

Under the Ono Agreement entered into in September 2018, we and Ono intended to research and preclinically develop two iPSC-derived CAR T-cell product candidates, one of which was designated to target an antigen expressed on certain lymphoblastic leukemias (Candidate 1) and the second of which was designated to target an antigen expressed on certain solid tumors (Candidate 2) (each a Candidate and, collectively, the Candidates). We granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights to develop and commercialize: (a) Candidate 1 in Asia, where we retained rights for development and commercialization in all other territories of the world; and (b) Candidate 2 in all territories of the world, where we retained rights to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for each Candidate. For each Candidate, the preclinical option expired upon the earliest of: (a) the achievement of the pre-defined preclinical milestone under the joint development plan; (b) termination by Ono of research and development activities for the Candidate; and (c) the date that is the later of (i) four years after the effective date, and (ii) completion of all applicable activities contemplated under the joint development plan. Ono paid us an upfront, non-refundable and non-creditable payment of $10.0 million in connection with entering into the Ono Agreement. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono agreed to pay us annual research and development fees set forth in the annual budget included in the joint development plan, which fees were estimated to be $20.0 million in aggregate over the course of the joint development plan.

In December 2020, we entered into a letter agreement with Ono pursuant to which Ono delivered to us proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid us a milestone fee of $10.0 million for further research and development of Candidate 2. In addition, Ono terminated all further research and development with respect to Candidate 1, and we retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute to us proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to develop and commercialize Candidate 3 in all territories of the world, where we retained rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment to us of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Ono agreed to pay us annual research and development fees set forth in the annual budget included in the joint development plan for Candidate 3.

Under the terms of the Ono Agreement, for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), we are eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, we are eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with such royalties subject to certain reductions.

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

As of February 18, 2023, our intellectual property portfolio is composed of over 450 issued patents and 150 patent applications that we license from academic and research institutions, and over 400 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology and Platform

As of February 18, 2023, we own over 25 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any U.S. patents issued from these patent applications are expected to have statutory expiration dates ranging from 2031 to 2043.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human iPSCs from somatic cells and, as of February 18, 2023, includes 17 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an OCT4 protein. OCT4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any U.S. patents that may issue from these pending patent applications are expected to have statutory expiration dates ranging from 2024 to 2029.

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

We also have licensed exclusive rights to five families of patent applications from the University of Minnesota. As of February 18, 2023 this portfolio includes over 70 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2035 and 2038.

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

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 18, 2023, we own 18 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes over 150 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune disorders and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2030 and 2043.

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

Manufacturing

Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapies

The manufacture of our off-the-shelf, multiplexed-engineered, iPSC-derived cellular immunotherapy product candidates involves a three-stage process:

•
The first stage is intended to generate a clonal master iPSC line and generally consists of the following steps: (i) obtain appropriately-consented healthy human donor cells, such as fibroblasts or hematopoietic cells, and conduct transfusion transmissible disease testing on the donor cells; (ii) induction of pluripotency in the donor cells using a proprietary transgene integration-free and footprint-free method of reprogramming; (iii) genetic engineering of iPSCs; and (iv) isolation and selection of a single iPSC, followed by clonal expansion of the single iPSC to produce a clonal master iPSC line for cell product manufacture.
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

We currently manufacture our iPSC-derived cell product candidates for use in research, preclinical development, and clinical development. We operate two cGMP-compliant manufacturing facilities for the clinical production of our iPSC-derived cell product candidates. Both of our manufacturing facilities are located in San Diego, California, and are custom designed for the production of off-the-shelf cell product candidates using clonal master iPSC lines as the starting cell source. Each of these state-of-the-art facilities have been commissioned and qualified, and we have been issued drug manufacturing licenses for each facility by the State of California, Department of Health Services, Food and Drug Branch. With the extension of manufacturing to our new corporate headquarters in 2022, we are positioned to support manufacturing and production of our product candidates for all phases of clinical development as well as initial commercialization.

We also contract with third parties, including medical center cell therapy facilities and contract manufacturing organizations (CMOs), for the conduct of some of the activities required to manufacture our iPSC-derived cell product candidates for use in clinical investigation. We expect that we will continue to contract with third parties, including medical center cell therapy facilities and CMOs, for the conduct of certain of the activities required to manufacture our iPSC-derived cell product candidates.

Marketing, Market Access, & Sales

We currently intend to commercialize any products that we may successfully develop. We currently have no experience in marketing, market access or selling therapeutic products. We may need to further evaluate and generate evidence beyond what is generated in our clinical programs that would satisfy the needs of payers and healthcare technology assessment (HTA) bodies. To market any of our products independently would also require us to develop a sales force with technical expertise along with establishing commercial infrastructure and capabilities. Our commercial strategy for marketing our product candidates also may include the use of strategic partners, distributors, a contract sales force or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval for the first of our product candidates.

Government Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (the FDCA) and the Public Health Service Act (the PHS Act) and related regulations. Biological products are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export of our products. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, withdrawal of an approval or suspension or revocation of a license, clinical hold, warning or untitled letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

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
•
payment of user fees for FDA review of the BLA (unless fee waiver applies); and
•
FDA review and approval, or licensure, of the BLA which must occur before a biological product can be marketed or sold.

U.S. Biological Products and Drug Development Process

Before testing any biological product candidate in humans, nonclinical tests, including laboratory evaluations and animal studies to assess the potential safety and activity of the product candidate, are conducted. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLPs.

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
•
Phase 4 – In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies to further assess the candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. The FDA has statutory authority to require post-market clinical trials to address safety issues. A sponsor may also voluntarily conduct additional clinical studies after approval to gain more information about their product. All of these trials must be conducted in accordance with GCP requirements in order for the data to be considered reliable for regulatory purposes.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (the Cures Act), as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or RMAT. Further, the Right to Try Act of 2017 among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. We review each individual request for access through the Cures Act, the Right to Try Act and similar state laws, and may or may not provide access depending upon the facts of each request.

U.S. Review and Approval Processes

In order to obtain approval to market a biological product in the United States, a BLA must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety, purity and potency of the investigational product for the proposed indication. A BLA includes all data available from nonclinical studies and clinical trials, together with detailed information relating to the product’s manufacture and composition, and proposed labeling.

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2023, the user fee for an application requiring clinical data, such as a BLA and an NDA, is $3,242,026. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs ($393,933). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a human cellular or tissue product, the FDA also will not approve the product if the manufacturer is not in compliance with cGTPs. FDA regulations also require tissue establishments to register and list their human cells, tissues, and cellular and tissue based products (HCT/Ps) with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA may inspect clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCPs. If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the BLA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

The FDA also has authority to require a Risk Evaluation and Mitigation Strategy (REMS) from manufacturers to ensure that the benefits of a biological product outweigh its risks. A sponsor may also voluntarily propose a REMS as part of the BLA submission. The need for a REMS is determined as part of the review of the BLA. Based on statutory standards, elements of a REMS may include “dear doctor letters,” a medication guide, more elaborate targeted educational programs, and in some cases restrictions on distribution. These elements are negotiated as part of the BLA approval, and in some cases may delay the approval date. Once adopted, REMS are subject to periodic assessment and modification.

After the FDA completes its initial review of a BLA, it will communicate to the sponsor that the biological product will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form. The complete response letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA to address all of the deficiencies identified in the letter, or withdraw the application, or request a hearing.

One of the performance goals of the FDA under PDUFA is to review 90% of standard BLAs in 10 months and 90% of priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal data may be extended by three months if the FDA requests or the BLA applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Post-Approval Requirements

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to monitoring, record-keeping, advertising and promotion, reporting of adverse experiences, and limitations on industry-sponsored scientific and educational activities. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

FDA regulations require that approved products be manufactured in specific approved facilities and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation, and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions.

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

Fast Track Designation. The FDA may grant “fast track” status to product candidates that are intended to treat serious or life-threatening diseases or conditions and demonstrate the potential to address an unmet medical need for the condition. Fast track is a process designed to facilitate the development and expedite the review of such product candidates by providing, among other things, more frequent meetings with the FDA to discuss the product candidate’s development plan and rolling review, which allows submission of individually completed sections of an BLA for FDA review before the entire submission is completed. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a product candidate may request the FDA to designate the product as a fast track product at any time during clinical development. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if the designated drug development program is no longer being pursued.

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

Accelerated Approval. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product or drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products being considered for accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Designated Platform Technology Status. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA or NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation, RMAT designation, and designated platform technology status do not change the standards for approval but may expedite the development or approval process. Moreover, even if a product candidate or platform technology qualifies for one or more of these programs, the FDA may later decide that the product candidate or platform technology no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to biological products and drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a biological product or drug in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the applicant, the name of the therapeutic agent and its designated orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (PREA), as amended, a BLA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. The FDCA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. Generally, PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted.

Coverage and Reimbursement

Sales of our products, when and if approved, will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for drug or biological products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. Additionally, coverage determinations often require generating additional evidence related, for example, to the relative costs and benefits of new therapies versus standard of care – which goes beyond the data able to be generated within our clinical programs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of biosimilars for branded prescription drugs. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Increasingly, third-party payors are also requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform and Other Regulatory Changes

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each as amended, collectively known as the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and changes to fraud and abuse laws. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

•
subjects biological products to potential competition by biosimilars;
•
made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability; and
•
extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted include the following:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year.
•
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which further reduced Medicare payments to several types of providers.
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

•
The Inflation Reduction Act (the IRA) includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or the FCA, which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

•
The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA or federal civil monetary penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;
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
•
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians, other licensed care professionals and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

For example, California has enacted the California Consumer Privacy Act (CCPA), which created new individual privacy rights for California consumers (as defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. Effective as of January 2020, the CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information, and also regulates employee information. On November 3, 2020, California passed the California Privacy Rights Act (CPRA) which builds on the CCPA and expands consumer privacy rights. The CPRA went into effect on January 1, 2023 and applies to information collected on or after January 1, 2022. While there is currently an exception in the CCPA and CPRA for protected health information that is subject to HIPAA, the CCPA and CPRA may impact our business activities. Virginia and Colorado have also passed comprehensive privacy laws that became effective in 2023 and other U.S. states also are considering omnibus privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas.

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

Further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation, intense and dynamic competition and a strong emphasis on proprietary products. While we believe that our technology, scientific knowledge and experience in the field of cellular immunotherapy provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, as well as standard-of-care treatments, new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including antibody-based therapies such as bi-specific antibodies, and combinations thereof, that may become available in the future.

Cellular immunotherapies for the treatment of cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Novartis AG (Novartis) and Kite Pharma, Inc. (Kite) were the first to obtain FDA approval for autologous CAR T-cell therapies for the treatment of certain cancers. Novartis obtained FDA approval to commercialize Kymriah in August 2017 for the treatment of children and young adults with relapsed / refractory B-cell acute lymphoblastic leukemia, in May 2018, for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma, and in May 2022 for the treatment of adult patients with relapsed / refractory follicular lymphoma. In October 2017, Kite obtained FDA approval to commercialize Yescarta for the treatment of adults with relapsed / refractory diffuse large B-cell lymphoma. Bristol-Myers Squibb received FDA approval in 2021 for two new, autologous T-cell therapy products – Breyanzi for the treatment of relapsed or refractory large B-cell lymphoma after two or more lines of systemic therapy, and Abecma for the treatment of adult patients with relapsed or refractory multiple myeloma. More recently, Janssen Biotech, Inc. received FDA approval in February 2022 for Carvykti for the treatment of adult patients with relapsed / refractory multiple myeloma.

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

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. As of December 31, 2022, we employed 551 employees, all of whom are full-time employees, including 238 in research and development, 212 in clinical development, manufacturing and regulatory affairs and 101 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe that our relationship with our employees is good, and we provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management.

In January 2023, we implemented a corporate restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on our most promising programs. In connection with the restructuring, we committed to a reduction in our total workforce by approximately 60%, to approximately 220 employees.

Equity, Diversity, and Inclusion

We believe that an equitable, diverse, and inclusive workforce is a necessary foundation for innovation and dedication of our employees. Accordingly, we strive to promote diversity, inclusion and equal opportunity across the organization. We are committed to actively seeking out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences. As of January 6, 2023, women made up 53.4% of our workforce and represented 42.9% of leadership positions at the Director level and above.

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

Compensation and Benefits

We offer competitive pay, with performance-based bonuses and equity awards. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We have a comprehensive benefits program offering flexibility for our employees’ individual needs and requirements. Our benefits program includes a choice of medical plans, vision and dental coverage, flexible spending accounts for health and dependent day care needs, and income protection through life, AD&D, short term and long term disability coverage, sick leave, paid family leave, and generous paid time off. We offer a 401(k) retirement plan with company matching a percentage of employee contributions, an employee assistance program, and onsite fitness centers at no cost to our employees.

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

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in our industry. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of professional development experiences, both formal and informal. The safety and wellbeing of our employees is a paramount value for us. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. Additionally, we provide competitive compensation and benefits. In addition to salaries, these programs can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources.

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

Available Information

We post our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the Investors section of our public website (www.fatetherapeutics.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. You can access these filings on our website or from the SEC free of charge. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We may delay or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•
difficulties in optimizing the right dose and schedule for our product candidates, which might result in a determination that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in preclinical studies to support clinical investigation;
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

For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We also announced the termination of our Collaboration and Option Agreement with Janssen, which will take effect on April 3, 2023. As a result of the termination, we will wind down all collaboration activities in the first quarter of 2023, including development of two product candidates that were expected to enter the clinic in 2023.

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
•
failure or delays by us or by our clinical sites to obtain sufficient quantities of components and supplies necessary for the conduct of our clinical trials, including any inability to obtain agents such as cyclophosphamide or fludarabine which are often required to condition patients for treatment with our product candidates, or certain monoclonal antibodies which are intended for administration to patients in combination with many of our product candidates in certain of our clinical trials;
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
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of the ongoing COVID-19 pandemic, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines; and
•
limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward other efforts, such as the COVID-19 pandemic or other public health concerns, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to various public health concerns.

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

We are substantially dependent on our own internal manufacturing facilities in San Diego, California for the production of our product candidates, and we rely, and expect to continue to rely, on third parties for the manufacture of certain components to manufacture our product candidates for use in conducting clinical trials. The facilities used to manufacture our product candidates, including our own facilities, must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, we may not be able to locate additional or replacement facilities to produce such product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Because we rely on our own manufacturing facilities to produce our product candidates and on third parties for the manufacture of certain components, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including larger-scale facilities operated by a CMO or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage to manufacture our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. Any inability to manufacture comparable drug product by us or our CMOs could delay the continued development of our product candidates.

In addition to relying on third parties for the manufacture of certain components for the manufacture of our product candidates, we manufacture our product candidates ourselves, and intend to manufacture some or all of the clinical supply of our iPSC-derived NK-cell and T-cell product candidates for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to maintain and expand our existing GMP manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, facility shutdowns due to the ongoing COVID-19 pandemic or other public health concerns, the ongoing conflict in Ukraine, natural disasters or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including new facilities, as a result of limited governmental resources due to the COVID-19 pandemic or otherwise, could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with cGMP or cGTP, on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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
•
the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted, including any constraints on resources, or policies and procedures implemented, at hospitals and clinical trial sites as a result of the COVID-19 pandemic or other infectious diseases;
•
the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors for certain of our product candidates;
•
the availability of components and agents necessary to enroll and treat prospective patients in our clinical trials, including agents such as cyclophosphamide and fludarabine which are often required to condition patients and the latter of which is reported to be in short supply in the United States and worldwide, or monoclonal antibodies which are intended for administration to patients in combination with our product candidates, in certain of our clinical trials;
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

We focus on the development of programmed cellular immunotherapies for patients with cancer, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We are also expanding our research and development efforts into areas outside of oncology, such as autoimmune diseases, where we have limited or no experience. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

Regulatory requirements in the United States and in other countries governing the development of cell therapy products have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. The FDA previously established the Office of Tissues and Advanced Therapies (OTAT) within the Center for Biologics Evaluation and Research (CBER) to consolidate the review of cell therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a "Super Office" to meet its growing cell and gene therapy workload and new commitments under the Prescription Drug User Fee Act agreement for fiscal years 2023-2027. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products, such as ours. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

From time to time, we also publish interim, “top-line,” or preliminary data from our clinical studies based on a preliminary analysis of then-available data. Preliminary or interim data from clinical trials that we are conducting are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, the duration of treatment increases and more patient data become available. For example, although we have, from time to time, reported positive interim clinical data for certain of our clinical programs, we may encounter dose-limiting toxicities or unacceptable side effects for these product candidates as dose escalation and expansion progresses in our clinical trials and additional patient data become available. Our preliminary or interim results and related conclusions also are subject to change following a more comprehensive review of the data related to the particular study or trial. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary, “top-line,” or interim data and final data could significantly harm our business prospects, financial condition and results of operations.

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

We are subject to risks associated with the ongoing global COVID-19 pandemic, which could seriously impact the research and development of our product candidates.

The ongoing COVID-19 pandemic has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and put a significant strain on healthcare resources. The pandemic has had, and may continue to have, an impact on our operations and on the operations of our collaborators, third-party contractors and other entities, including governmental agencies with which we interact. For example, in the first two years of the pandemic, state and local regulations required a significant portion of our employees to work remotely, which had an impact on our operations and research and development of our product candidates. We have also experienced delays in obtaining materials and supplies needed to maintain our operations and manufacture our product candidates as a result of production shortages experienced by our suppliers. Additionally, at times we have been subject to temporary pauses in enrollment and dosing implemented by some clinical trial sites due to COVID-19, and some clinical trial sites have also restricted initiation of new trials at times as well as visits by sponsors and clinical research organizations (CROs) for ongoing trials to protect both site staff and patients from possible COVID-19 exposure.

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

Furthermore, the pandemic could cause delays in review and response times by the FDA and other regulatory agencies, or such health regulatory agencies may refuse to accept data from our clinical trials due to mitigation strategies we implement in response to the COVID-19 pandemic or other public health concerns and current regulatory guidance. In addition, our ability to manufacture and ship our product candidates for our clinical trials may be impacted if we, or any third parties which manufacture and supply materials used in either the manufacture of our product candidates or the conduct of our research and development activities, or which perform certain testing relating to our product candidates, are adversely impacted by restrictions resulting from the coronavirus outbreak. There is also the potential that manufacturing facilities, equipment, and materials required for manufacture or administration of our product candidates could be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, which may make it more difficult to obtain materials, equipment, or manufacturing slots necessary for the clinical supply of our product candidates.

The extent to which the pandemic affects our operations and the research and development of our product candidates will depend on continuously changing circumstances, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, including the continued emergence of new variants of the virus, which may impact rates of infection and vaccination efforts and effectiveness, developments or perceptions regarding the safety of vaccines, future waves of infection, and the effectiveness of actions taken to contain the pandemic or mitigate its impact, including vaccination campaigns. While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months' notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product's ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

We may seek regenerative medicine advanced therapy, or RMAT, designation for certain of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We may seek regenerative medicine advanced therapy, or RMAT, designation from the FDA for certain of our product candidates. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A BLA for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

We may rely on orphan drug status to develop and commercialize certain of our product candidates, but orphan drug designations may not confer marketing exclusivity or other expected commercial benefits and we may not be able to obtain orphan drug designations for our other product candidates.

We may rely on orphan drug exclusivity for product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the FDCA, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. However, we may be unable to obtain orphan drug designations for any of our product candidates that we are currently developing or may pursue. Even if we do obtain orphan drug designations and are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

We may seek designation for our cell programming technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek designation for our cell programming technology as designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA or NDA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA or NDA for a drug that uses or incorporates the platform technology. Even if we believe our cell programming technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or lead to a faster FDA review or approval process and does not assure ultimate FDA approval of a drug. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

While we currently manufacture our iPSC-derived cell product candidates at our cGMP facilities located in San Diego, California, we also rely, on third parties to manufacture certain components required for the manufacture of our product candidates, and we may rely on third parties to conduct some or all aspects of manufacturing of our product candidates for use in conducting later stage clinical trials and for commercial sale upon approval of any of our product candidates.

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

The termination of our collaboration with Janssen will have a material impact on our business and could result in disruptions to our operations that have a material adverse effect on our business and financial condition.

The termination of our Collaboration and Option Agreement with Janssen is expected to take effect on April 3, 2023. As a result of this termination, we have discontinued development of two collaboration candidates that were expected to enter clinical development in 2023. We have also prioritized our pipeline and substantially reduced our operating costs, including by implementing a company-wide reduction in force, to fund our operations into the second half of 2025. For more information on the termination of our collaboration with Janssen, see the section titled, "Business - Discontinued Product Candidates". For more information on the risks associated with our reduction in force, see "- Risks Related to Our Business and Industry".

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

Our strategy for fully developing and commercializing our product candidates is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and other third parties. We currently have a corporate collaboration agreement with Ono; our collaboration with Janssen will terminate effective April 2023. Our collaboration agreement with Ono provides for, among other things, research funding and significant future payments should certain development, regulatory and commercial milestones be achieved. Under our arrangement with Ono and any future corporate arrangements that we may form, our corporate collaborators may be responsible for:

•
electing to advance product candidates through preclinical and into clinical development;
•
conducting clinical development and obtaining required regulatory approvals for product candidates; and
•
commercializing any resulting products.

As a result, we may not be able to conduct such corporate collaborations in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations.

Our lack of control over the research funding for, and the development and commercialization of, certain of our product candidates being developed under the Ono Agreement and any other product candidates that we may develop under a future arrangement could cause delays or other difficulties in the development and commercialization of any of our product candidates, which may prevent completion of research and development activities and intended regulatory filings in a timely fashion, if at all. Because we expect to continue to rely on our current collaborator and to enter into new collaborations in the future, the development and commercialization of any of our product candidates could be substantially delayed, and our ability to receive future funding could be substantially impaired if one or more of our current or future collaborators:

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
•
exercises its rights under the agreement to terminate the collaboration, as Janssen did in January 2023, or otherwise withdraws support for, or otherwise impairs development under the collaboration;
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

In addition, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. For example, certain of our clinical trial protocols require the use of cyclophosphamide and fludarabine, agents which are routinely used in oncology studies, and which we use in our clinical trial protocols to condition patients for treatment with our product candidates. Further, we intend to develop certain of our product candidates as a combination therapy with other cancer therapies, such as monoclonal antibodies, requiring availability and use of these monoclonal antibodies in certain of our clinical trial protocols. Recently, the FDA has reported a shortage of fludarabine, and some clinical trial sites may in the future institute enrollment holds or halt enrollment of patients if sufficient quantities of fludarabine cannot be secured. We cannot predict the extent and duration of this shortage of fludarabine, although any failure or delays by us or by our clinical sites to obtain sufficient quantities of fludarabine, monoclonal antibodies required under our protocols, or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

As a result of the ongoing COVID-19 pandemic or other public health crises, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of the COVID-19 pandemic or other pandemics, the ongoing conflict in Ukraine, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, in May 2022, we filed a patent infringement lawsuit in the Southern District of California against Shoreline Biosciences, Inc. and Dr. Dan Kaufman. Refer to Item 3. Legal Proceedings in this Annual Report on Form 10-K for a more detailed description of this matter. When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive, and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Trade secrets, however, may be difficult to protect, and any disclosure, either intentional or unintentional, by our employees or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Although we use reasonable efforts to protect our trade secrets, our employees or former employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results, and financial condition.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information regarding the risks related to insurance coverage and reimbursement please see "Business - Government Regulation - Coverage and Reimbursement."

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

If the market opportunities for our product candidates are restricted or smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates are small, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

We focus our research and development on product candidates for rare diseases, including cancer and autoimmune disorders. The FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. Certain of our product candidates also target similar patient populations as autologous cell therapy product candidates, including approved autologous CAR T products. Our therapies may not be as safe and effective as approved autologous CAR T therapies and as a result, such product candidates may only be approved for patients who are ineligible for autologous CAR T therapy.

Our projections of the number of people who have or will have the diseases we may be targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, or the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations are small, we may never achieve profitability without capturing a significant market share or obtaining regulatory approval for additional indications for our products.

We may be subject to healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.

Although we do not currently have any products on the market, if we obtain FDA approval for any of our product candidates and begins commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, third-party payors, and others play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. For more information regarding the risks related to such laws and regulations please see "Business - Government Regulation - Other Healthcare Laws and Compliance Requirements."

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices could, despite efforts to comply, be subject to challenge under current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the ACA and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to such recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform and Other Regulatory Changes.”

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

The biotechnology and pharmaceutical industries are intensely competitive and characterized by rapid and significant innovation, particularly in the areas of immune-oncology and the development and commercialization of cell therapies. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology and/or therapeutics being developed at universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff, more experienced manufacturing organizations and facilities and greater sales and marketing organizations. Third parties are commercializing, have developed, are developing or may develop product candidates, platform technologies and processes that compete with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community, as well as novel treatments that are currently in preclinical or clinical development or may otherwise enter the market. We believe that a significant number of product candidates are currently under development, including various cellular immunotherapies as well as multifunctional targeted antibodies, such as bi-specific and tri-specific T-cell engagers, which may become commercially available in the future for the treatment of indications, including a variety of cancers, for which we are developing or may try to develop our product candidates. Should one or more of these competing product candidates or other competing product candidates of which we are not aware receive regulatory approval or otherwise achieve clinical or commercial success, our regulatory strategy could be impaired, our ability to obtain regulatory approval could be delayed or prevented, or the market for our products may be reduced or eliminated, thereby harming or preventing our commercial success.

Even if we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the relative safety and efficacy of our product candidates, the actual or perceived quality of patient life while undergoing treatment with our product candidates, the ease with which our product candidates can be administered, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, pricing, reimbursement coverage and patent positions, and the relative prioritization of our product candidates by physicians and healthcare providers among available therapies. Competing products and product candidates could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products and product candidates may also make any product we develop obsolete or noncompetitive before we recover the expense of developing and commercializing such product. We could also face competition from other companies for collaboration partners, employees, advisors and service providers, which could negatively impact our ability to execute our business plans.

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

Our recent reduction in force undertaken to better align our workforce with the needs of our business and product pipeline prioritization may not achieve our intended outcome.

In January 2023, we announced a reduction in force affecting approximately 60% of our workforce to better align our workforce with the needs of our business and focus our capital resources on select product candidates, helping to provide that we are appropriately resourced into the second half of 2025. This reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, which could also cause significant disruption in the operations of CMOs, CROs, or other third parties upon whom we rely.

Our business has been, and could be, adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of clinical trial sites, CMOs, CROs and other third parties upon whom we rely. For example, as a result of the ongoing COVID-19 pandemic, we have experienced disruptions to our supply chain, ongoing and future clinical trials and development of our product candidates.

In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. While most of our office-based employees have returned to the office under flexible work guidelines, a remote work model may need to be reinstated at some point in the future as the effects of the COVID-19 pandemic or other public health emergencies require. The effects of a remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, and could also increase our cybersecurity risk. We may also face challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition.

Additionally, in response to COVID-19 or other future pandemics or epidemics, quarantines, stay at home orders, travel restrictions and other state and local restrictions on the conduct of business operations could occur, and any such restrictions could impact personnel at CMOs in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Further, global public health concerns and pandemics, such as the COVID-19 pandemic, which caused a broad impact globally, may materially affect our financial condition and prospects.

The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain, although any negative effects could have a material adverse impact on our operations, or the operations of third parties on whom we rely.

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

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including HIPAA and privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the CCPA and its related regulations, and the CPRA amending the CCPA, which establish additional data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, vendors, and consultants may be vulnerable to damage from cyber risks, including attempts to gain unauthorized access to and to harm sensitive information and networks, insider threats, and ransomware. These vulnerabilities may be heightened as a result of remote work policies implemented by us and our third-party contractors in response to the COVID-19 pandemic.

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

As of December 31, 2022, our cash and cash equivalents and investments were $441.2 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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
•
the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and
•
our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono, the University of Minnesota, and MSK, to advance the research, development and commercialization of therapeutic products.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment and interest obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the COVID-19 pandemic and the ongoing conflict in Ukraine on the global economy remain unknown and difficult to predict, these events caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2022, we had an accumulated deficit of $1.05 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments, such as our recent announcement of the termination of our collaboration with Janssen;
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

As of February 22, 2023, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 56.5% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,794,549 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,972,745 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 61.8%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2021 we filed a registration statement on Form S-3 pursuant to which we may issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may subject us to unfavorable repayment terms, including increased interest rates, impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

As of December 31, 2022, we had federal and California net operating loss carryforwards of $392.5 million and $452.2 million, respectively, some of which begin to expire in various amounts in 2027 and 2028, respectively. As of December 31, 2022, we also had federal and California research and development tax credit carryforwards of $35.1 million and $33.3 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2022. We have not analyzed periods subsequent to December 2022. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2022, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

General Risk Factors

We are and could be further subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (see "Item 3. Legal Proceedings")We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.

From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. For example, we have in the past and we may, from time to time, face or initiate claims related to intellectual property matters, employment matters, or commercial disputes. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.

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

In February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. Although the conflict has had little direct impact on our business to date, the uncertainty and ripple effects created by this conflict may have unknown indirect impacts. For instance, the ongoing conflict has resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. It is not possible to predict the broader or longer-term consequences of this conflict, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Sanctions imposed by the U.S., Canada, EU, and other countries in response to the conflict between Russia and Ukraine and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials, the financial markets and the global economy.

We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and other countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and third parties with whom we conduct business.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, under Section 174 of the Internal Revenue Code of 1986, as amended, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

Facilities

As of December 31, 2022, we occupied approximately 200,000 square feet of office, laboratory and Good Manufacturing Practice (GMP) manufacturing space in San Diego, California under a non-cancelable operating lease through May 2036. In addition, we have additional operating leases for office and laboratory space in San Diego, California, San Francisco, California, and New York, New York. We believe that these facilities are adequate for our current needs.
ITEM 3. Legal Proceedings

We are currently pursuing claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively referred to as the Shoreline litigations). The first suit is pending in San Diego Superior Court against Shoreline and three of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, and Steven Holtzman. Our claims stem from Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. We are seeking monetary damages.

In the second of the Shoreline litigations, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). Shoreline and Kaufman have each filed answers to our complaint denying infringement and alleging invalidity of the Whitehead Patents.

The Shoreline litigations are in the discovery stage and remain pending.

On January 20, 2023, a purported stockholder of the Company filed a lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California. The complaint alleges that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to April 2020 relating to the Company’s collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential future revenue sources for the Company from the Janssen Agreement, and the termination of the Janssen Agreement. We believe that there is no merit to this case and we intend to vigorously defend against it.

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

Holders of Common Stock

As of February 22, 2023, there were approximately 22 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

Performance Graph

Set forth below is a graph comparing the cumulative total return on our common stock, the NASDAQ Composite® (US) Index and the NASDAQ Biotechnology Index over the five-year period ending December 31, 2022. The graph assumes that $100 was invested in our common stock and in each of the comparative indices as of the market close on December 31, 2017. The past performance of our common stock is no indication of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Fate Therapeutics, Inc., the NASDAQ Composite Index,
and the NASDAQ Biotechnology Index
Dollars
1600
1400
1200
1000
800
600
400
200
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2022.

ITEM 6. [Reserved]

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 28, 2022 and incorporated herein by reference.

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of programmed cellular immunotherapies to patients with cancer and autoimmune disorders. Our development of first-in-class cell therapy product candidates is based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our first-in-class cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used to mass produce multiplexed-engineered cellular immunotherapies which are well-defined and uniform in composition, can be stored in inventory for off-the-shelf availability, can be combined and administered with other therapies, and can have broader patient reach.

Utilizing this therapeutic approach, we are advancing a cell therapy pipeline comprised of off-the-shelf, multiplexed-engineered, iPSC-derived natural killer (NK) and T-cell product candidates that are selectively designed, incorporate novel synthetic controls of cell function, and are intended to deliver multiple mechanisms of therapeutic importance to patients for the treatment of cancer and autoimmune disease.

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

In September 2018, we entered into a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of off-the-shelf, iPSC-derived CAR T-cell product candidates (Ono Agreement) for the treatment of cancer. In June 2022, we entered into an amendment (Ono Amendment) to the Ono Agreement to expand the collaboration to include the research and development of off-the-shelf, iPSC-derived CAR NK-cell product candidates and pursuant to the Ono Agreement, Ono agreed to provide novel binding domains targeting a second solid tumor antigen under the collaboration.

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement), for the development and commercialization of off-the-shelf, iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. During 2022, Janssen had exercised a commercial option for two collaboration candidates: an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of B-cell lymphoma, for which the U.S. Food and Drug Administration (the FDA) allowed an Investigational New Drug (IND) application in December 2022; and an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of multiple myeloma, for which the companies were preparing to submit an IND application to the FDA in early 2023. In addition, the companies were researching and preclinically developing two iPSC-derived, CAR-targeted T-cell programs for the treatment of solid tumors. The termination of the Janssen Agreement will take effect on April 3, 2023 and, during the first quarter of 2023, we will wind down our activities with Janssen, including discontinuing development of all collaboration products.

As a result of the termination of the Janssen collaboration and the NK cell program prioritization, during the first quarter of 2023 we are reducing our workforce to approximately 220 employees. We expect that we will incur charges of approximately $12 million to $16 million for severance and other employee termination-related costs in the first quarter of 2023. The restructuring is expected to extend our cash runway into the second half of 2025.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will increase substantially in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we may into with clinical research organizations (CROs) for the execution and management of certain clinical trials, including trials outside of the United States;
•
conduct Good Manufacturing Practice (GMP) production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling preclinical development;
•
procure laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•
conduct preclinical and clinical research to investigate the therapeutic activity of our product candidates;
•
continue our research, development and manufacturing activities, including under our sponsored research and collaboration agreement with Ono;
•
maintain, prosecute, protect, expand and enforce our intellectual property portfolio;
•
engage with regulatory authorities for the development of, and seek regulatory approvals for, our product candidates;
•
build out business operations at our corporate headquarters, including internal GMP production capabilities;
•
continue to implement the corporate restructuring and reduction in force that we announced in January 2023; and
•
continue operating as a public company and support our operations and develop commercial infrastructure for potential commercialization of our product candidates.

We do not expect to generate any meaningful revenues from product sales, royalties, or sales milestones unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, collaboration arrangements, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates.

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 2019 (COVID-19), we continued to experience impacts on certain aspects of our business, including our clinical trial, manufacturing, and research and development activities, during the year ended December 31, 2022. For example, we also continue to experience delays in obtaining equipment, materials, and supplies needed to conduct our clinical trials, maintain our operations, and manufacture our product candidates as a result of production shortages experienced by our suppliers in connection with the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of the COVID-19 pandemic on our operations, remain uncertain, and depend on continuously changing circumstances, including the emergence of new variants of the virus. We continue to monitor the impact of the COVID-19 pandemic on our business and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, and stockholders. For more information regarding the risks and uncertainties associated with the evolving effects of COVID-19 on our business, our preclinical and clinical development and regulatory efforts, refer to Part I Item 1A. Risk Factors.

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

During the year ended December 31, 2022, we achieved two pre-defined research milestones under the Janssen Agreement and received a cash payment of $3.0 million per milestone achieved, for a total of $6.0 million received.

During the year ended December 31, 2022, Janssen elected to exercise a commercial option for two separate development candidates with respect to two particular Janssen Antigens (as defined under the Janssen Agreement), and as a result, we received one of the Option Exercise Payments (as defined under the Janssen Agreement) of $10.0 million cash, and are entitled to receive an additional Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million.

During the year ended December 31, 2022, we filed an IND for the second antigen, development candidate, which was cleared by the FDA on December 15, 2022. Accordingly, we achieved a pre-defined clinical development milestone under the Janssen Agreement and are entitled to receive a $3.0 million payment from Janssen.

During the year ended December 31, 2022, we recognized $79.7 million of collaboration revenue under the Janssen Agreement. During the year ended December 31, 2021, we recognized $43.7 million of collaboration revenue under the Janssen Agreement. As of December 31, 2022, aggregate deferred revenue related to the Janssen Agreement was $41.2 million.

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination will take effect on April 3, 2023 and, during the first quarter of 2023, we will wind down our activities with Janssen, including discontinuing development of all collaboration products. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement will terminate, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties will wind down any development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party will have any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product. We expect to recognize the remaining amount of deferred revenue of

$41.2 million and any payments from Janssen for wind down activities, which cannot currently be estimated, during the first quarter of 2023.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

In December 2020, we entered into a letter agreement with Ono pursuant to which Ono delivered proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid the Company a milestone fee of $10.0 million for further research and development of Candidate 2. In addition, Ono terminated all further research and development with respect to Candidate 1, and we retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to develop and commercialize Candidate 3 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

In November 2022, Ono exercised its preclinical option to Candidate 2, and we exercised our preclinical option to co-develop and co-commercialize (CDCC Option) in the United States and Europe under a joint arrangement with Ono. As a result, we are entitled to an option exercise fee of $12.5 million from Ono.

During the years ended December 31, 2022 and 2021, we recognized $16.6 million and $12.1 million, respectively, of collaboration revenue under the Ono Agreement. As of December 31, 2022, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $1.1 million.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development and the manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono, University of Minnesota, and MSK. Our current planned research and development activities over the next twelve months consist primarily of the following:

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
•
conducting preclinical and clinical research to investigate the therapeutic activity of our product candidates; and
•
conducting research, development and manufacturing activities, including under our sponsored research and collaboration agreement with Ono.

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, the ongoing COVID-19 pandemic and the ongoing conflict in Ukraine on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies reflect the more significant procedures, estimates and assumptions used in the preparation of our consolidated financial statements.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808"), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement with our collaboration partners are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, we will account for those aspects of the arrangement within the scope of ASC 606.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, we considers the guidance in other accounting literature as applicable or by analogy to account for such transaction. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Increase/
	2022	2021	(Decrease)
	(in thousands)
Collaboration revenue	$96,300	$55,846	$40,454
Research and development expenses	320,454	215,519	104,935
General and administrative expenses	84,232	57,321	26,911
Total other income, net	26,665	4,843	21,822

Revenue. During the year ended December 31, 2022, we recognized revenue of $96.3 million under our collaboration agreements with Janssen and Ono. During the year ended December 31, 2021, we recognized revenue of $55.8 million under our collaboration agreements with Janssen and Ono.

Research and development expenses. Research and development expenses were $320.5 million for the year ended December 31, 2022, compared to $215.5 million for the year ended December 31, 2021. The increase in research and development expenses was attributable primarily to the following:

•
$38.3 million increase in employee compensation and benefits expense, which includes a $16.0 million increase in employee-stock based compensation expense;
•
$31.3 million increase in third-party professional consultant and clinical trial related expense; and
•
$17.6 million increase in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $84.2 million for the year ended December 31, 2022, compared to $57.3 million for the year ended December 31, 2021. The increase in general and administrative expenses was attributable primarily to the following:

•
$14.5 million increase in employee compensation and benefits expense, which includes a $8.4 million increase in employee stock-based compensation expense;
•
$5.9 million increase in patent and legal expense; and
•
$1.0 million increase in maintenance related expenses.

Other income (expense), net. Other income (expense), net was $26.7 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we recorded $20.3 million in other income attributable to the change in fair value of the stock price appreciation milestone under the Amended MSK License. Other income (expense), net for the year ended December 31, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums). During the year ended December 31, 2021, we recorded $3.5 million in other expense attributable to the fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the year ended December 31, 2021 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2022, we had an accumulated deficit of $1.05 billion and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2022	2021
	(in thousands)
Net cash used in operating activities	$(248,208)	$(162,870)
Net cash used in investing activities	166,751	(324,023)
Net cash provided by financing activities	9,207	453,129
Net increase (decrease) in cash, cash equivalents and restricted cash	$(72,250)	$(33,764)

Operating Activities

Cash used in operating activities increased from $162.9 million for the year ended December 31, 2021 to $248.2 million for the year ended December 31, 2022. The primary drivers of this change in cash used in operating activities was our increase of $69.6 million in net loss.

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

We were entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. Additionally, we were eligible to receive (i) with respect to the first Janssen Cancer Target, payments of up to $898.0 million upon the achievement of specified development, regulatory and sales milestones (the Janssen Milestone Payments) for the first Collaboration Candidate, and up to $460.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the first Janssen Cancer Target; and (ii) with respect to each of the second, third and fourth Janssen Cancer Targets, payments of up to $706.0 million in Janssen Milestone Payments for each of the first Collaboration Candidates, and up to $340.0 million in Janssen Milestone Payments for each additional Collaboration Candidate, directed to the applicable Janssen Cancer Target, where certain Janssen Milestone Payments are subject to reduction in the event we elect to co-commercialize and share equally in the profits and losses in the United States of a respective Collaboration Candidate. We were further eligible to receive double-digit tiered royalties ranging up to the mid-teens on net sales of Collaboration Candidates commercialized by Janssen under the Janssen Agreement, subject to reduction under certain circumstances.

During the year ended December 31, 2022, we achieved two pre-defined research milestones under the Janssen Agreement and received a cash payment of $3.0 million per milestone, for a total of $6.0 million. During the year ended December 31, 2022, Janssen elected to exercise two commercial options for two development candidates, and we received one of the Option Exercise Payments of $10.0 million during the year. Additionally, during the year ended December 31, 2022, we filed an IND for the second antigen, development candidate, which was cleared by the FDA on December 15, 2022. Accordingly, we achieved a pre-defined clinical development milestone under the Janssen Agreement and are entitled to receive a $3.0 million payment from Janssen. As of December 31, 2022, no royalties have been paid to us under the Janssen Agreement.

In connection with the Janssen Agreement, we have incurred $17.1 million in sublicense fees to certain of our existing licensors, of which $15.6 million has been paid as of December 31, 2022. The $17.1 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with our revenue recognition under the Janssen Agreement.

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

On November 7, 2022, Ono exercised its option for continued development of Collaboration Candidate 2 (as defined under the Ono Agreement). The Company elected its Co-Development Co-Commercialization option (CDCC Option) for Collaboration Candidate 2. As a result, we are entitled to receive an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. We determined the exercise represented an option with no material right under the Ono Agreement. We have completed our performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022.

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, we are entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate as described above. As of December 31, 2022, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020. We are also eligible to receive tiered royalties ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions. As of December 31, 2022, no royalties have been paid to us under the Ono Agreement, the Ono Letter Agreement or the Ono Amendment.

As a direct result of our entry into the Ono Agreement, the Ono Letter Agreement and the Ono Amendment, we incurred an aggregate of $7.8 million in sublicense consideration to certain of our existing licensors, of which $4.0 million has been paid as of December 31, 2022. The $7.8 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with our revenue recognition under the Ono Agreement.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into the Amended MSK License with MSK. The Amended MSK License amended and restated the Exclusive License Agreement entered into between us and MSK on August 19, 2016, pursuant to which we entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

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

As of December 31, 2022, we recorded a liability of $3.9 million associated with the remaining stock price appreciation milestones for the Amended MSK License. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021.

Investing Activities

During the years ended December 31, 2022 and 2021, investing activities provided cash of $166.8 million and used cash of $324.0 million, respectively. During the year ended December 31, 2022 we purchased $404.8 million of investments, which were partially offset by $607.1 million in maturities of investments. During the year ended December 31, 2021, we purchased $968.2 million of investments, offset by $694.8 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $9.2 million for the year ended December 31, 2022, which primarily consisted of $9.2 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

Financing activities provided cash of $453.1 million for the year ended December 31, 2021, which primarily consisted of $432.4 million of net proceeds from our January 2021 public offering of common stock and issuance of pre-funded warrants and $20.7 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through December 31, 2022 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2022, we had aggregate cash and cash equivalents and investments of $441.2 million.

Private Placement of Common Stock

In June 2020, in connection with the June 2020 public offering of common stock, we exercised our right to cause an existing shareholder, Johnson & Johnson Innovation-JJDC, Inc (JJDC) to purchase $50.0 million of our common stock, and JJDC purchased in a private placement 1.8 million shares of our common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million. In

April 2020, we entered into a Stock Purchase Agreement with JJDC. Under the Stock Purchase Agreement, we sold 1.6 million shares of our common stock to JJDC at $31.00 per share, for an aggregate purchase price of $50.0 million. The shares of common stock purchased as part of these private placements were not subject to underwriting discounts or commissions.

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

In January 2021, we completed a public offering of common stock in which investors, certain of which are affiliated with one of our directors, purchased 5.1 million shares of our common stock at a price of $85.50 per share under a shelf registration statement. In addition, we issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of our common stock (Pre-Funded Warrants). The purchase price of for the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. See Note 9 of the notes to our consolidated financial statements for additional detail. Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $460.0 million. After giving effect to $27.6 million in underwriting discounts, commissions and expenses related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $432.4 million.

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of December 31, 2022, we have received all disbursements available under the Award in the amount of $4.0 million.

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

Operating Capital Requirements

We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the research, manufacture and development of, and seek regulatory approvals for, our product candidates and conduct additional research, manufacturing and development activities pursuant to our collaboration agreement with Ono. Our product candidates have not yet achieved regulatory approval and we may not be successful in achieving commercialization of our product candidates.

We believe our existing cash and cash equivalents and investments as of December 31, 2022 will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our existing collaboration agreements and any additional collaboration agreements that we may enter into, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of the COVID-19 pandemic or other global pandemics or epidemics, inflation rates and global economic conditions, and the ongoing conflict in Ukraine. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and interest payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, while the full impact of the COVID-19 pandemic, inflation rates, and the ongoing conflict in Ukraine on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, the pandemic has caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of the pandemic, rising inflation rates and global economic conditions, or the Ukrainian conflict could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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
•
the extent to which milestones are achieved under our collaboration agreement with Ono, and any other strategic partnership or collaboration agreements that we may enter into in the future, and the time to achievement of such milestones and our receipt of any associated milestone payments;
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

As a result of the termination of the Janssen Agreement and the NK cell program prioritization, during the first quarter of 2023, we expect an increase in revenue associated with the Janssen Agreement termination and additionally expect that we will incur charges of approximately $12 million to $16 million for severance and other employee termination-related costs. However, we expect revenue and overall expenses to decrease in 2023 due to a corporate restructuring and prioritization of programs. The restructuring is expected to extend our cash runway into the second half of 2025.

Contractual Obligations and Commitments

We lease certain office, laboratory, and manufacturing space under non-cancelable operating leases. In addition to rent, our leases are subject to certain fixed amenities fees. These leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 8 of the consolidated financial statements for additional detail.

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2022 are $177.7 million.

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

Inflation

Inflation has increased during the periods covered by this Annual Report on Form 10-K, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the prices of material, interest rates and cost of labor may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk primarily related to changes in interest rates. As of December 31, 2022, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to eighteen months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. As of December 31, 2022, the estimated fair value of the stock price appreciation milestones was $3.9 million. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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

Revenue recognition – Revenue Recognized Over Time
Description of the Matter

As more fully described in Note 2 of the financial statements, the Company has concluded that the grant of intellectual property licenses and the delivery of related research and development services under certain of its existing collaboration agreements represent a combined performance obligation for which the Company recognizes collaboration revenues as the research services are transferred over time. Revenue is recognized over the estimated period of time to conduct the research services based on an appropriate measure of progress towards satisfaction of the identified performance obligation. Collaboration revenue is significant to our audit because the revenue recognition assessment process involves inherent uncertainty, uses subjective assumptions, and the amounts involved are material to the financial statements taken as a whole. The subjective assumptions relate to the estimated total full-time employees (FTEs) expected to be utilized as well as the assumed timing and duration of the underlying activities.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s revenue recognition review process including controls over management’s review of the significant assumptions described above. For example, we tested controls over the development of the estimated FTEs through the completion of the contract and the review of the estimates by management.

To test revenue recognized we performed audit procedures that included, among other things, testing the assumptions and underlying data used by the Company in its computations and testing the accuracy of the computations. We inspected evidence supporting actual FTEs utilized and assessed whether they were appropriately included according to the terms of the contract. We corroborated management’s estimates and judgements by performing sensitivity analyses of key inputs and inspecting communications between the Company and its collaborators regarding updates to budgeted FTEs and contract modifications that would impact the timing and duration of the collaboration. We performed corroborative inquiries of individuals outside of the finance department to assess the basis for the key assumptions utilized as of the reporting date based on current factors.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2009.

San Diego, California

February 28, 2023

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$61,333	$133,583
Accounts receivable	38,480	8,676
Short-term investments	374,894	482,327
Prepaid expenses and other current assets	27,367	8,826
Total current assets	502,074	633,412
Long-term investments	4,942	100,664
Property and equipment, net	110,020	91,529
Operating lease right-of-use assets	66,069	70,720
Restricted cash	15,227	15,227
Collaboration contract assets	7,196	9,870
Other assets	33	33
Total assets	$705,561	$921,455

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,265	$8,612
Accrued expenses	53,932	42,412
CIRM award liability, current portion	4,000	3,200
Deferred revenue, current portion	42,226	21,483
Operating lease liabilities, current portion	5,628	5,577
Total current liabilities	114,051	81,284
Deferred revenue, net of current portion	—	27,124
CIRM award liability, net of current portion	—	800
Operating lease liabilities, net of current portion	103,710	109,241
Stock price appreciation milestones, net of current portion	3,861	24,168
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at December 31, 2022 and December 31, 2021; Class A Convertible Preferred shares issued and outstanding—2,794,549 at December 31, 2022 and December 31, 2021	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at December 31, 2022 and December 31, 2021; issued and outstanding—97,294,917 at December 31, 2022 and 95,726,962 at December 31, 2021	97	96
Additional paid-in capital	1,536,497	1,448,584
Accumulated other comprehensive loss	(1,854)	(762)
Accumulated deficit	(1,050,804)	(769,083)
Total stockholders’ equity	483,939	678,838
Total liabilities and stockholders’ equity	$705,561	$921,455

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Collaboration revenue	$96,300	$55,846	$31,434
Operating expenses:
Research and development	320,454	215,519	125,623
General and administrative	84,232	57,321	33,896
Total operating expenses	404,686	272,840	159,519
Loss from operations	(308,386)	(216,994)	(128,085)
Other income (expense):
Interest income	5,842	1,309	2,400
Change in fair value of stock price appreciation milestones	20,307	3,534	(47,702)
Other income	516	—	—
Total other income (expense), net	26,665	4,843	(45,302)
Net loss	$(281,721)	$(212,151)	$(173,387)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities, net	(1,092)	(832)	48
Comprehensive loss	$(282,813)	$(212,983)	$(173,339)
Net loss per common share, basic and diluted	$(2.91)	$(2.24)	$(2.10)
Weighted–average common shares used to compute basic and diluted net loss per share	96,826,058	94,747,311	82,385,319

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	2,794,549	$3	75,730,260	$76	$628,200	$22	$(383,545)	$244,756
Exercise of stock options, net of issuance costs	—	—	1,419,117	1	9,581	—	—	9,582
Issuance of common stock upon vesting of restricted stock units	—	—	85,000	—	—	—	—	—
Stock–based compensation	—	—	—	—	30,753	—	—	30,753
Public offering of common stock, net of offering costs	—	—	7,108,796	7	188,777	—	—	188,784
Private placement of common stock, net of issuance costs	—	—	1,766,160	2	49,973	—	—	49,975
Issuance of stock to collaboration partner, net of issuance costs	—	—	1,612,904	2	33,932	—	—	33,934
Unrealized gain on investments	—	—	—	—	—	48	—	48
Net loss	—	—	—	—	—	—	(173,387)	(173,387)
Balance at December 31, 2020	2,794,549	$3	87,722,237	$88	$941,216	$70	$(556,932)	$384,445
Exercise of stock options, net of issuance costs	—	—	2,430,298	2	20,728	—	—	20,730
Issuance of common stock upon vesting of restricted stock units	—	—	451,620	1	—	—	—	1
Stock–based compensation	—	—	—	—	54,364	—	—	54,364
Public offering of common stock and issuance of pre-funded warrants, net of offering costs	—	—	5,122,807	5	432,276	—	—	432,281
Unrealized loss on investments, net	—	—	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	—	—	(212,151)	(212,151)
Balance at December 31, 2021	2,794,549	$3	95,726,962	$96	$1,448,584	$(762)	$(769,083)	$678,838
Exercise of stock options, net of issuance costs	—	—	941,780	1	9,180	—	—	9,181
Issuance of common stock upon vesting of restricted stock units	—	—	626,175	—	—	—	—	—
Stock–based compensation	—	—	—	—	78,733	—	—	78,733
Unrealized loss on investments, net	—	—	—	—	—	(1,092)	—	(1,092)
Net loss	—	—	—	—	—	—	(281,721)	(281,721)
Balance at December 31, 2022	2,794,549	$3	97,294,917	$97	$1,536,497	$(1,854)	$(1,050,804)	$483,939

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(281,721)	$(212,151)	$(173,387)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,758	5,850	3,087
Stock–based compensation	78,733	54,364	30,753
Accretion and amortization of premiums and discounts on investments, net	(256)	5,067	1,676
Amortization of collaboration contract asset	2,676	3,995	3,110
Deferred revenue	(6,381)	(18,559)	60,603
Change in fair value of stock price appreciation milestones	(20,307)	(3,534)	47,702
Changes in assets and liabilities:
Accounts receivable	(29,804)	(3,160)	(5,515)
Prepaid expenses and other assets	(18,330)	(3,052)	(13,582)
Accounts payable and accrued expenses	14,252	5,907	(1,554)
Right-of-use assets and lease liabilities, net	(828)	2,403	7,878
Net cash used in operating activities	(248,208)	(162,870)	(39,229)
Investing activities
Purchases of property and equipment	(35,566)	(50,704)	(4,932)
Purchases of investments	(404,796)	(968,159)	(277,344)
Maturities of investments	607,113	694,840	121,200
Net cash provided by (used in) investing activities	166,751	(324,023)	(161,076)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	9,207	20,714	9,655
Proceeds from public offering of common stock, net of issuance costs	—	411,735	188,784
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	20,680	—
Proceeds from private placement of common stock, net of issuance costs	—	—	49,975
Proceeds from sale of common stock to collaboration partner, net of issuance costs	—	—	33,934
Proceeds from CIRM award	—	—	490
Net cash provided by financing activities	9,207	453,129	282,838
Net change in cash, cash equivalents and restricted cash	(72,250)	(33,764)	82,533
Cash, cash equivalents and restricted cash at beginning of the year	148,810	182,574	100,041
Cash, cash equivalents and restricted cash at end of the year	$76,560	$148,810	$182,574
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$1,055	$4,371	$1,486
Right-of-use assets obtained in exchange for lease obligations	$682	$8,600	$49,287
Accrued issuance costs included in additional paid-in-capital	$—	$133	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to bringing off-the-shelf, multiplexed-engineered, iPSC-derived natural killer (NK) and T-cell product candidates to patients for the treatment of cancer and autoimmune disease.

As of December 31, 2022, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offerings

In January 2021, the Company completed a public offering of common stock in which investors, certain of which are affiliated with a director of the Company, purchased 5.1 million shares of the Company’s common stock at a price of $85.50 per share under a shelf registration statement. In addition, the Company issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock (Pre-Funded Warrants). The purchase price of the Pre-Funded Warrants was $85.499 per Pre-Funded Warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such Pre-Funded Warrant. See Note 9 for additional detail. Gross proceeds from the public offering and the issuance of the Pre-Funded Warrants were $460.0 million, and after giving effect to $27.6 million of costs related to the public offering and the issuance of Pre-Funded Warrants, net proceeds were $432.4 million.

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to its stock appreciation milestone obligations, contracts containing leases, and accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, the strain of coronavirus that causes Coronavirus disease 19 (COVID-19), including the emergence of new variants of the virus, the Company experienced impacts on certain aspects of its business, including its clinical trial and research and development activities, during the year ended December 31, 2022. For example, the Company implemented in response to governmental “stay at home” orders and in the interests of public health and safety, and the Company has experienced delays or disruptions in the initiation and conduct of its clinical trials as a result of prioritization of hospital and other medical resources toward pandemic efforts, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials, and other precautionary measures taken in treating patients or in practicing medicine in response to the COVID-19 pandemic. The scope and duration of these delays and disruptions, and the ultimate impacts of COVID-19 on the Company’s operations, are currently unknown. The Company is continuing to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that it determines are in the best interests of public health and safety and that of the Company’s patient community, employees, partners, and stockholders. The Company cannot predict the effects that such actions, or the impact of COVID-19 on global business operations and economic conditions, may have on its business, strategy, collaborations, or financial and operating results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2022, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$61,333	$133,583	$167,347
Restricted cash	15,227	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$76,560	$148,810	$182,574

For the years ended December 31, 2022, 2021 and 2020, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

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

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements ("ASC 808"), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if the Company concludes a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction. The classification of transactions under the Company’s arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

Revenue Recognition

The Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach for arrangements that are attributable to ASC 606 - Revenues from customers: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

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

Employee Retention Credit

The CARES Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when received and include in other income in the statement of operations. Accordingly, the Company received a cash payment and recorded $0.5 million of other income during the year ended December 31, 2022. The Company did not receive or record other income during the years ended December 31, 2021 or 2020.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. The Pre-Funded Warrants associated with the January 2021 public equity offering (see Note 9) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents comprise convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Potentially dilutive securities that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2022	2021	2020
Common stock options	7,267,226	7,708,263	10,432,822
Restricted stock units	5,862,733	4,008,832	1,401,732
Series A convertible preferred stock (if converted)	13,972,745	13,972,745	13,972,745
Total	27,102,704	25,689,840	25,807,299

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
2. Collaboration and License Agreements

Janssen Collaboration and Option Agreement

On April 2, 2020 (the Janssen Agreement Effective Date), the Company entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Janssen Agreement Effective Date, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with JJDC.

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

In addition, under the Stock Purchase Agreement, the Company had the right to require JJDC to purchase an aggregate of $50.0 million in shares of the Company’s common stock in a private placement at the same price per share as that paid by investors in a public offering. In June 2020, in connection with the Company’s June 2020 public offering, the Company exercised this right and JJDC purchased in a private placement 1.8 million shares of the Company’s common stock at a price of $28.31 per share, for aggregate proceeds of $50.0 million.

The Janssen Agreement permits Janssen to terminate development with respect to one or more Janssen Cancer Targets, or the entire Janssen Agreement, at any time on or after the second anniversary of the Janssen Agreement Effective Date, and the Company may terminate the Janssen Agreement with respect to a particular Janssen Cancer Target if a Collaboration Candidate has not been selected for IND-enabling studies for such Janssen Cancer Target within specified time periods under certain conditions. The Janssen Agreement contains customary provisions for termination by either party in the event of a material breach of the Janssen Agreement, subject to cure, by the other party and in the event of any bankruptcy, insolvency or similar events with respect to the other party.

The Company applied ASC Topic 808, Collaborative Arrangements (ASC 808) and determined the Janssen Agreement is applicable to such guidance. The Company concluded that certain units of account within the Janssen Agreement represented a customer relationship and applied relevant guidance from ASC Topic 606, Revenue from Contracts with Customers (ASC 606) to evaluate the appropriate accounting for the Janssen Agreement. In accordance with this guidance, the Company identified its potential performance obligations, including its grant of a license to Janssen to certain of its intellectual property subject to certain conditions, its conduct of research and development services, and its participation in various joint oversight committees. The Company determined that its grant of a license to Janssen to certain of its intellectual property in the initial development stage was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research and development services. Accordingly, the Company determined that its grant of a license to Janssen and its conduct of research and development services should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and development services, which is estimated to be four years. Additionally, the Company determined that participation in the various joint oversight committees did not constitute a performance obligation as the Company’s participation in the various joint oversight committees does not transfer a service.

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

During the year ended December 31, 2022, the Company achieved two research milestones under the Janssen Agreement and received a cash payment of $3.0 million each, for a total of $6.0 million received. In accordance with ASC 606, the Company determined that the milestone receivables represented an increase in the initial transaction price under the Janssen Agreement in the form of the receipt of variable consideration that was previously constrained. The Company recognized revenue associated with the milestone receivables in an amount equal to the proportional percentage of actual headcount incurred under the Janssen Agreement since its inception as a percentage of the total headcount expected to be utilized over the expected term of conduct of research and development services under the Janssen Agreement. The remaining unrecognized revenue associated with the milestones was recorded to deferred revenue, and is being recognized as revenue over the expected term of conduct of research and development services.

On May 26, 2022, Janssen exercised a commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement). As a result, the Company received an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million under the Janssen Agreement. The Company determined the exercise represented an option with no material right under the Janssen Agreement. The Company has not completed its performance obligations with respect to the exercise of the commercial option and accordingly, the Company has not recognized any revenue associated with the option exercise for the year ended December 31, 2022. The cash received for the Option Exercise Payment was recorded to deferred revenue, and will be recognized as revenue upon completion of the performance obligations.

On September 14, 2022, Janssen provided notice of their intent to exercise a second commercial option for a development candidate with respect to a particular Janssen Antigen (as defined under the Janssen Agreement). This option exercise is subject to Competition Law Filings, and therefore the exercise effective date was deemed to be the Clearance Date, which occurred during the year ended December 31, 2022. Janssen owes the Company an Option Exercise Payment (as defined under the Janssen Agreement) of $10.0 million under the Janssen Agreement. The Company determined the exercise represented an option with no material right under the Janssen Agreement. The Company has completed its performance obligations with respect to the exercise of the commercial option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022.

On November 18, 2022, the Company filed an IND for the second antigen, development candidate, which was cleared by the FDA during the year ended December 31, 2022. Accordingly, the Company achieved a $3.0 million pre-defined clinical development milestone under the Janssen Agreement which was recognized as revenue during the year ended December 31, 2022.

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $17.1 million in sublicense fees to certain of its existing licensors. The $17.1 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the years ended December 31, 2022 and 2021, the Company recognized $4.3 million and $1.7 million of such expense, respectively. As of December 31, 2022, the Janssen Agreement contract asset balance was $7.2 million.

The Company recognized revenue of $79.7 million under the Janssen Agreement for the year ended December 31, 2022. Such revenue comprised $42.3 million associated with research and development services, $23.1 million associated with the upfront fee and Equity Premium, $13.0 million associated with a commercial option exercise and milestone achievements, and $1.3 million associated with collaboration services for the year ended December 31, 2022. The Company recognized revenue of $43.7 million under the Janssen Agreement for the year ended December 31, 2021. Such revenue comprised $29.5 million associated with research and development services and $14.2 million associated with the upfront fee and Equity Premium for the year ended December 31, 2021. As of December 31, 2022, aggregate deferred revenue related to the Janssen Agreement was $41.2 million, all of which is classified as current.

As of December 31, 2022, the Company has received $70.4 million in cash in aggregate research and development fees from Janssen.

On January 3, 2023, the Company received notice of termination from Janssen of the Janssen Agreement. The termination will take effect on April 3, 2023 and, during the first quarter of 2023, the Company will wind down activities with Janssen, including discontinuing development of all collaboration products. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement will terminate, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties will wind down any development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party will have any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

Ono Collaboration and Option Agreement

Under a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) entered into in September 2018 and amended in June 2022 (the Ono Agreement), the Company is conducting research and preclinical development of off-the-shelf, iPSC-derived, CAR-targeted effector cells for the treatment of solid tumors.

The Ono Agreement was initially designed to research and preclinically develop two iPSC-derived CAR T-cell product candidates, one of which was designated to target an antigen expressed on certain lymphoblastic leukemias (Candidate 1) and the second of which was designated to target an antigen expressed on certain solid tumors (Candidate 2) (each a Candidate and, collectively, the Candidates). The Company granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights to develop and commercialize: (a) Candidate 1 in Asia, where the Company retained rights for development and commercialization in all other territories of the world; and (b) Candidate 2 in all territories of the world, where the Company retained rights to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement with Ono under which the Company is eligible to share at least 50% of the profits and losses. The Company maintained worldwide rights of manufacture for each Candidate. For each Candidate, the preclinical option expired upon the earliest of: (a) the achievement of the pre-defined preclinical milestone under the joint development plan; (b) termination by Ono of research and development activities for the Candidate; and (c) the date that is the later of (i) four years after the effective date, and (ii) completion of all applicable activities contemplated under the joint development plan. Ono paid the Company an upfront, non-refundable and non-creditable payment of $10.0 million in connection with entering into the Ono Agreement. Additionally, as consideration for the conduct of research and preclinical development under a joint development plan, Ono agreed to pay the Company annual research and development fees set forth in the annual budget included in the joint development plan, which fees were estimated to be $20.0 million in aggregate over the course of the joint development plan.

In December 2020, the Company entered into a letter agreement with Ono pursuant to which Ono delivered proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid the Company a milestone fee of $10.0 million for further research and development of Candidate 2. In addition, Ono terminated all further research and development with respect to Candidate 1, and the Company retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which the Company is eligible to share at least 50% of the profits and losses. The Company maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

Under the terms of the Ono Agreement, for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), we are eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, we are eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with such royalties subject to certain reductions.

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

The Company determined that the Ono Agreement, Ono Letter Agreement, and Ono Amendment were within the scope of ASC 808. The Company concluded that certain units of account within the Ono Agreement and Ono Amendment represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for the those units of account. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

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

In accordance with ASC 606, the Company determined that the initial transaction price under the Ono Agreement equals $39.3 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $29.3 million. The upfront payment of $10.0 million was recorded as deferred revenue and is being recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations. Revenue associated with the upfront payment will be recognized based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue, and such fees were recognized as revenue as the research services were delivered.

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

On November 7, 2022, Ono exercised its option for continued development of Collaboration Candidate 2 (as defined under the Ono Agreement). Upon exercise, the Company granted Ono a license to develop and commercialize Collaboration Candidate 2. The Company elected its CDCC Option for Collaboration Candidate 2. As a result, the Company is owed an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company determined the exercise represented an option with no material right under the Ono Agreement. The Company has completed its performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The Company and Ono will establish a joint development plan for the ongoing development of Collaboration Candidate 2. The costs of this development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. As of December 31, 2022, there were no cost-sharing payments made to the Company from Ono.

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $7.8 million in sublicense consideration to existing licensors of the Company. The $7.8 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the years ended December 31, 2022 and 2021, the Company recognized $4.1 million and $1.2 million, respectively, of such expense. As of December 31, 2022, there is no remaining contract asset balance for the Ono Agreement.

The Company recognized revenue of $16.6 million, $12.1 million, and $14.6 million under the Ono Agreement and Ono Letter Agreement during the years ended December 31, 2022, 2021 and 2020, respectively. Such revenue comprised $2.5 million associated with research services, $1.6 million associated with the upfront payment, and $12.5 million associated with the option exercise during the year ended December 31, 2022. Such revenue comprised $6.0 million associated with the Ono Letter Agreement milestone earned in December 2021, $6.0 million associated with research services and $6.1 million associated with the upfront payment during the year ended December 31, 2021. Such revenue comprised $5.7 million associated with research services and $2.8 million associated with the upfront payment during the year ended December 31, 2020. As of December 31, 2022, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $1.1 million, all of which is classified as current.

As of December 31, 2022, the Company has received $21.9 million in cash of aggregate research and development fees from Ono.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of December 31, 2022:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Risk-free interest rate	4.0%	1.7%
Expected volatility	78.1%	77.6%
Estimated term (in years)	16.0	17.0
Closing stock price as of measurement date	$10.09	$58.51

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the year ended December 31, 2022 and 2021, the Company recorded $20.3 million of income and $3.5 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. During the year ended December 31, 2020, the Company recorded $47.7 million of expense. As of December 31, 2022 and 2021, the Company recorded a liability of $3.9 million and $24.2 million, respectively, associated with the stock price appreciation milestones for the Amended MSK License.

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

Since the Company may, at its election, repay some or all of the Award, the Company accounts for the Award as a liability until the time of election. As of December 31, 2022, the Company has received all disbursements available under the Award in the amount of $4.0 million. The aggregate amount received is recorded as a CIRM Liability on the accompanying consolidated balance sheets and classified as current based on the potential amount payable within twelve months of the current balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2022 and 2021 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$79,251	$(263)	$37	$79,025
Non-US government securities	1 or less	2,425	(2)	—	2,423
Municipal securities	1 or less	18,963	(208)	—	18,755
Corporate debt securities	1 or less	123,996	(1,138)	3	122,861
Commercial paper	1 or less	152,056	(230)	4	151,830
Total short-term investments		$376,691	$(1,841)	$44	$374,894
Classified as non-current assets:
Municipal securities	Greater than 1	$5,000	$(58)	$—	$4,942
Total long-term investments		$5,000	$(58)	$—	$4,942

December 31, 2021
Classified as current assets:
U.S. Treasury debt securities	1 or less	$70,653	$(163)	$—	$70,490
Municipal securities	1 or less	18,017	(6)	1	18,012
Corporate debt securities	1 or less	169,736	(187)	—	169,549
Commercial paper	1 or less	224,333	(59)	2	224,276
Total short-term investments		$482,739	$(415)	$3	$482,327
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,989	$(35)	$—	$9,954
Municipal securities	Greater than 1	9,034	(42)	—	8,992
Corporate debt securities	Greater than 1	81,989	(271)	—	81,718
Total long-term investments		$101,012	$(348)	$—	$100,664

As of December 31, 2022 and 2021, the Company had $0.8 million and $1.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2022
U.S. Treasury debt securities	$51,246	$(163)	$9,898	$(100)	$61,144	$(263)
Non-US government securities	2,424	(2)	—	—	2,424	(2)
Municipal securities	14,765	(193)	8,933	(73)	23,698	(266)
Corporate debt securities	45,621	(174)	71,625	(964)	117,246	(1,138)
Commercial paper	66,455	(230)	—	—	66,455	(230)
Total	$180,511	$(762)	$90,456	$(1,137)	$270,967	$(1,899)

December 31, 2021
U.S. Treasury debt securities	$80,444	$(198)	$—	$—	$80,444	$(198)
Municipal securities	23,352	(48)	—	—	23,352	(48)
Corporate debt securities	250,467	(458)	—	—	250,467	(458)
Commercial paper	59,863	(59)	—	—	59,863	(59)
Total	$414,126	$(763)	$—	$—	$414,126	$(763)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

5. Fair Value Measurements

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Financial assets:
Money market funds	$61,333	$61,333	$—	$—
U.S. Treasury debt securities	79,025	79,025	—	—
Non-US government securities	2,423	—	2,423	—
Municipal securities	23,697	—	23,697	—
Corporate debt securities	122,861	—	122,861	—
Commercial paper	151,830	—	151,830	—
Total assets measured at fair value on a recurring basis	$441,169	$140,358	$300,811	$—

Financial liabilities:
Stock price appreciation milestones	$3,861	$—	$—	$3,861
Total financial liabilities measured at fair value on a recurring basis	$3,861	$—	$—	$3,861

As of December 31, 2021:
Financial assets:
Money market funds	$133,583	$133,583	$—	$—
U.S. Treasury debt securities	80,444	80,444	—	—
Municipal securities	27,004	—	27,004	—
Corporate debt securities	251,267	—	251,267	—
Commercial paper	224,276	—	224,276	—
Total assets measured at fair value on a recurring basis	$716,574	$214,027	$502,547	$—

Financial liabilities:
Stock price appreciation milestones	$24,168	$—	$—	$24,168
Total financial liabilities measured at fair value on a recurring basis	$24,168	$—	$—	$24,168

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

There were no Level 3 assets held by the Company as of December 31, 2022.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at December 31, 2022 from $10.09 to $11.10 per share would have decreased the income recorded during 2022 by $0.4 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at December 31, 2022 from $10.09 to $9.08 per share would have increased the income recorded during 2022 by $0.4 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2021	$24,168
Changes in fair value of stock price appreciation milestones liability	(20,307)
Balance at December 31, 2022	$3,861

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$1,209	$1,209
Computer and office equipment	2,937	2,168
Software	2,122	1,899
Leasehold improvements—building	56,782	52,948
Scientific equipment	77,354	50,250
Total property and equipment, gross	140,404	108,474
Less accumulated depreciation and amortization	(30,384)	(16,945)
Total property and equipment, net	$110,020	$91,529

Depreciation expense related to property and equipment was $13.8 million, $5.9 million, and $3.1 million, for the years ended December 31, 2022, 2021, and 2020, respectively. No material gains or losses on the disposal of property and equipment have been recorded for the years ended December 31, 2022, 2021, and 2020.

7. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and other employee benefits	$17,899	$18,358
Accrued clinical trial related costs	16,858	12,344
Accrued other	19,175	11,710
Total current accrued expenses	$53,932	$42,412

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

In January 2020, the Company entered into a lease agreement for certain office, laboratory and manufacturing space (the Premises), and such lease is accounted for as an operating lease. The Premises are located in San Diego, California and the Company moved its corporate headquarters to the Premises in August 2021. Lease payments commenced in May 2021 (the Rent Commencement Date) and the lease has a lease term of 15 years starting from the Rent Commencement Date. The Company has the option to extend the lease for two successive five-year periods. The Company also has a one-time option to terminate the lease after 10 years from the Rent Commencement Date, subject to payment of a $30.0 million early termination fee. The landlord of the Premises is obligated to contribute an aggregate of up to $29.8 million toward tenant improvements of the Premises. As of December 31, 2022, the Company had utilized the entire tenant improvements allowance. The Company recorded the tenant improvement allowance as part of the Company's leasehold improvements, which is depreciated in accordance with the Company's Property and Equipment policy. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in an amount equal to $15.0 million, which amount is subject to reduction over time.

In November 2021, the Company entered into a lease agreement for certain office space in San Diego, California, and such lease is accounted for as an operating lease. Lease payments commenced, subject to certain conditions, in January 2022 (the Rent Commencement Date) and the lease has a lease term of 6 years starting from the Rent Commencement Date. The Company has no option to extend the lease, and no option to early terminate the lease. Upon lease commencement in December 2021, the Company recorded a right-of-use asset of $6.0 million.

As of December 31, 2022, future undiscounted minimum contractual payments under the Company’s operating leases were $177.7 million, which will be paid over a remaining weighted-average lease term of 11.5 years. The weighted-average discount rate for the operating lease liabilities was 8.28%, which was the Company's incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Straight-line lease expense	$15,010	$15,354	$12,076
Variable lease expense	2,614	1,660	2,245
Total operating lease expense	$17,624	$17,014	$14,321

No short-term lease expense was recognized in the years ended December 31, 2022 and 2021. Total short-term lease expense associated with short-term leases for the year ended December 31, 2020 was $1.2 million.

Future undiscounted minimum payments under the Company’s operating leases as of December 31, 2022 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2023	$14,597
2024	14,836
2025	15,087
2026	15,540
2027	16,006
Thereafter	101,636
Total undiscounted lease payments	$177,702
Less: imputed interest	(68,364)
Total lease liability	$109,338

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

Description of Securities

Dividends

As of December 31, 2022, the Board of Directors of the Company has not declared any dividends.

Stock Option and Incentive Plans and Inducement Equity Plan

2013 Stock Option and Incentive Plan

On August 28, 2013, the Company’s board of directors and stockholders approved and adopted the 2013 Stock Option and Incentive Plan (the 2013 Plan). The 2013 Plan became effective immediately prior to the Company’s IPO. The 2013 Plan was subsequently amended in May 2017. Under the 2013 Plan, the Company could grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, directors or consultants of the Company or its subsidiaries.

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

The 2013 Plan was replaced by the 2022 Stock Option and Incentive Plan on June 9, 2022.

2022 Stock Option and Incentive Plan

On June 9, 2022, the Company adopted the 2022 Stock Option and Incentive Plan (the “2022 Plan”). The 2022 Plan authorizes 9.5 million shares of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, performance-based awards, and other awards to individuals who are then employees, officers, directors or consultants of the Company. The shares of common stock underlying any awards from the 2022 Plan and a previously existing equity plan from 2013 or 2007 that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) are added back to the shares of common stock available for issuance under the 2022 Plan.

Recipients of stock options under the 2022 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair value of such stock on the date of grant. Under the 2022 Plan, stock options generally vest 25% on the first anniversary of the original vesting date, with the balance vesting monthly over the remaining three years, or vest monthly over four years, unless they contain specific performance and/or market-based vesting provisions. The maximum term of stock options granted under the 2022 Plan is ten years. Under the 2022 Plan, restricted stock units generally vest annually over four years. Performance-based stock units/awards vest upon the achievement of certain pre-defined company-specific performance-based clinical achievement criteria.

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

As of December 31, 2022, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

Stock Options. The following table summarizes stock option activity and related information under all equity plans for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2021	7,708,263	$20.43
Granted	848,457	36.68
Exercised	(941,780)	9.74
Cancelled	(347,714)	48.56
Outstanding at December 31, 2022	7,267,226	$22.37	6.30	$7,577
Options vested and expected to vest at December 31, 2022	7,267,226	$22.37	6.30	$7,577
Options exercisable at December 31, 2022	5,722,035	$18.20	5.79	$7,577

For the years ended December 31, 2022, 2021, and 2020, the weighted average grant date fair value of stock options granted per share was equal to $24.07, $55.83 and $18.87, respectively.

As of December 31, 2022, 2021 and 2020, the unrecognized compensation cost related to outstanding options was $35.1 million, $48.9 million and $66.1 million, respectively, which was expected to be recognized as expense over approximately 2.2 years, 2.3 years and 2.9 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the years ended December 31, 2022, 2021 and 2020, was $23.8 million, $184.3 million and $59.7 million, respectively. Total cash received upon the exercise of stock options was $9.2 million for the year ended December 31, 2022.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the year ended December 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2021	4,008,832	$58.60
Granted	3,211,208	36.58
Vested	(626,175)	53.44
Cancelled	(731,132)	51.46
Outstanding at December 31, 2022	5,862,733	$48.13	3.13	$59,155
Restricted stock units expected to vest at December 31, 2022	4,065,114	$44.46	2.75	$41,017

As of December 31, 2022, 2021 and 2020, the unrecognized compensation cost related to outstanding restricted stock units (excluding those with unachieved performance-based conditions) was $137.7 million, $98.2 million and $20.8 million, respectively, which was expected to be recognized as expense over approximately 2.8 years, 3.2 years and 2.9 years, respectively.

During the year ended December 31, 2021, 1,199,377 performance-based restricted stock units ("PRSUs") were granted, none of which have vested. No PRSUs were granted during the year ended December 31, 2022. There were 1,797,619 and 1,199,377 PRSUs outstanding at December 31, 2022 and 2021, respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$51,103	$35,140	$18,636
General and administrative	27,630	19,224	12,117
Total stock-based compensation expense	$78,733	$54,364	$30,753

Stock Option Grants Valuation. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Years Ended December 31,
	2022	2021	2020
Risk–free interest rate	1.9%	0.5%	1.0%
Expected volatility	76.2%	76.5%	77.5%
Expected term (in years)	5.8	5.1	5.5
Expected dividend yield	0.0%	0.0%	0.0%

Risk-free interest rate. The Company bases the risk-free interest rate assumption on observed interest rates appropriate for the expected term of the stock option grants.

Expected dividend yield. The Company bases the expected dividend yield assumption on the fact that it has never paid cash dividends and has no present intention to pay cash dividends.

Expected volatility. During the years ended December 31, 2022 and 2021, the Company based the expected volatility on the historical volatility of its common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options, as the Company determined there was sufficient operating history and company-specific historical volatility to estimate the expected volatility.

Expected term. The expected term represents the period of time that options are expected to be outstanding. During the years ended December 31, 2022 and 2021, the Company estimated the expected term using historical experience and anticipated future exercise behavior.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2022	2021
Convertible preferred stock (if converted)	13,972,745	13,972,745
Common stock options	7,267,226	7,708,263
Restricted stock units	5,862,733	4,008,832
Awards available under the 2013 Plan	—	3,356,946
Awards available under the 2022 Plan	10,274,169	—
Awards available under the Inducement Plan	741,000	856,000
Employee stock purchase plan	729,000	729,000
Total	38,846,873	30,631,786

10. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2022	2021	2020
Tax computed at federal statutory rate	$(59,161)	$(44,551)	$(36,411)
State tax, net of federal tax benefit	(11,109)	(6,966)	(1,296)
Non-deductible compensation	2,086	10,202	75
Permanent differences	(1,340)	(686)	(240)
Stock compensation	3,356	(35,852)	(6,073)
R&D tax credits	(14,484)	(12,140)	(7,177)
Reserve for uncertain tax positions	12,564	7,192	1,555
Other	(1,376)	84	70
Valuation allowance	69,464	82,717	49,497
Income tax expense	$—	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Capitalized R&D expense	$127,250	$95,172
Net operating losses	84,608	62,913
R&D tax credits	49,736	35,387
Intangible asset amortization	8,012	6,985
Deferred revenue	8,714	8,706
Stock compensation	13,128	8,710
Lease liability	22,961	24,112
Other	2,526	6,972
Total deferred tax assets	316,935	248,957
Deferred tax liabilities:
Depreciation	(6,814)	(7,323)
Right-of-use assets	(13,874)	(14,851)
Total deferred tax liabilities	(20,688)	(22,174)
Net of deferred tax assets and liabilities	296,247	226,783
Valuation allowance	(296,247)	(226,783)
Net deferred tax assets	$—	$—

A valuation allowance of $296.2 million and $226.8 million at December 31, 2022 and 2021, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2022, the Company had federal and California net operating loss (NOL) carryforwards of $392.5 million and $452.2 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2022, the Company had federal and California research and development (R&D) credit carryforwards of $35.1 million and $33.3 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company's ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study through December 31, 2022 and concluded there were no ownership changes during 2022. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States, various state jurisdictions, and the Netherlands with varying statutes of limitations. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and state tax authorities for years beginning in 2019 and 2018, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2022	2021	2020
Beginning unrecognized tax benefits	$37,255	$19,779	$16,822
Increase related to current year tax positions	9,101	17,557	1,837
Increase related to prior year tax positions	6,411	—	1,120
Decrease related to prior year tax positions	—	(81)	—
Ending unrecognized tax benefits	$52,767	$37,255	$19,779

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2022 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2022 would reduce the effective tax rate if recognized. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

11. Employee Benefits

Effective January 1, 2009, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 20 percent of the IRS Standard Limit. No matching contributions have been made by the Company as of December 31, 2022 since the adoption of the 401(k) plan.

12. Commitments and Contingencies

License Agreements

The Company has entered into exclusive license agreements with certain academic institutions and universities pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement, as consideration for an exclusive license to the intellectual property, the Company paid a license fee, reimbursed the institution for historical patent costs and, in certain instances, issued the institution shares of restricted common stock. Additionally, under each agreement, the institution is generally eligible to receive future consideration including, but not limited to, annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of $0.4 million. See Note 2 for additional information on certain licenses.

Litigation

From time to time, the Company may be involved in various lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2022 which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

13. Subsequent Events

Janssen Agreement Termination

On January 3, 2023, the Company received notice of termination from Janssen of the Collaboration and Option Agreement dated April 2, 2020 by and between the Company and Janssen (the “Collaboration Agreement”), pursuant to which Janssen and the Company had agreed to collaborate to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Janssen provided notice of termination after the Company declined a proposal from Janssen for continuation of the Collaboration Agreement on revised terms. The termination will take effect on April 3, 2023 and, during the first quarter of 2023, the Company will wind down activities with Janssen, including discontinuing development of all collaboration products.

Under the terms of the Collaboration Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Collaboration Agreement will terminate, subject to limited exceptions set forth in the Collaboration Agreement; (ii) both parties will wind down any development, commercialization and manufacturing activities under the Collaboration Agreement; (iii) neither party will have any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

Corporate Restructuring

In January 2023, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, extend cash runway and focus resources on the Company's most promising programs. In connection with the restructuring, the Company committed to a reduction in total workforce by approximately 60%, to approximately 220 employees. Affected employees were informed on January 5, 2023. The Company expects the reduction in force to be completed during the first quarter of 2023, and that it will incur charges of approximately $12 million to $16 million for severance and other employee termination-related costs during the first quarter of 2023. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, its workforce reduction.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their attestation report, which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Fate Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Fate Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Description of Securities	10-K	001-36076	4.5	February 24, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013

10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	10-K	001-36076	10.2	February 24, 2021

10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.4#	2013 Employee Stock Purchase Plan	S-1/A	333-190608	10.24	September 16, 2013

10.5#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.6#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.7#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36076	10.1	August 4, 2021

10.8#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	10-K	001-36076	10.8	February 24, 2021

10.9#	Forms of Stock Option Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	10-K	001-36076	10.9	February 24, 2021

10.10#	Forms of Restricted Stock Unit Award Agreement under Fate Therapeutics, Inc. Inducement Equity Plan	10-K	001-36076	10.10	February 24, 2021

10.11	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.12	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.13	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.14	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.15	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.16	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.17	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013

10.18†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.19	February 24, 2021

10.19†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.20	February 24, 2021

10.20†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.21	February 24, 2021

10.21†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 24, 2010	10-K	001-36076	10.22	February 24, 2021

10.22	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016

10.23	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016

10.24	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016

10.25	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016

10.26#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

10.27#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

10.28	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.29	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.30†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.31†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.32#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	10-K	001-36076	10.38	March 5, 2019

10.33†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

10.34†	Collaboration and Option Agreement by and between the Registrant and Janssen Biotech, Inc., dated April 2, 2020	10-Q	001-36076	10.1	August 5, 2020

10.35†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated April 2, 2020	10-Q	001-36076	10.2	August 5, 2020

10.36†	Stock Purchase Agreement by and between the Registrant and Johnson & Johnson Innovation – JJDC, Inc., dated June 8, 2020	10-Q	001-36076	10.3	August 5, 2020

10.37#	Offer Letter by and between the Registrant and Edward Dulac III, dated May 20, 2020	8-K	001-36076	10.1	August 19, 2020

10.38†	Letter Agreement, dated December 4, 2020, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	10-K	001-36076	10.39	February 24, 2021

10.39†	Patent License Agreement by and between the Registrant and Max-Delbrück-Centrum für Molekulare Medizin in der Helmholtz-Gemeinschaft, dated August 30, 2019	10-K	001-36076	10.40	February 24, 2021

10.40	Open Market Sale Agreement, dated November 4, 2021, by and between the Registrant and Jefferies LLC	8-K	001-36076	1.1	November 4, 2021

10.41†	License Agreement, dated April 9, 2020, by and between the Registrant and Dana-Farber Cancer Institute, Inc.	10-K	001-36076	10.40	February 28, 2022

10.42#	2022 Stock Option and Incentive Plan and form agreements thereunder	S-8	333-26552	99.1	June 9, 2022

10.43†	Amendment 01 to Collaboration and Option Agreement, dated June 28, 2022, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	10-Q	001-36076	10.2	August 3, 2022

10.44	Letter Agreement, dated November 7, 2022, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	8-K	001-36076	10.1	November 7, 2022

14.1	Amended Code of Business Conduct and Ethics	10-K	001-36076	14.1	March 5, 2019

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: February 28, 2023	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: February 28, 2023	By:	/s/ Edward J. Dulac III Edward J. Dulac III Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	February 28, 2023
J. Scott Wolchko	(Principal Executive Officer)

/s/ Edward J. Dulac III	Chief Financial Officer	February 28, 2023
Edward J. Dulac III	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	February 28, 2023
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	February 28, 2023
John D. Mendlein, Ph.D., J.D.

/s/ Shefali Agarwal	Director	February 28, 2023
Shefali Agarwal, M.D.

/s/ Timothy P. Coughlin	Director	February 28, 2023
Timothy P. Coughlin

/s/ Robert S. Epstein	Director	February 28, 2023
Robert S. Epstein

/s/ Robert Hershberg	Director	February 28, 2023
Robert Hershberg, M.D., Ph.D.

/s/ Karin Jooss	Director	February 28, 2023
Karin Jooss, Ph.D.

/s/ Michael Lee	Director	February 28, 2023
Michael Lee

/s/ Yuan Xu	Director	February 28, 2023
Yuan Xu, Ph.D.