Form 10-Q
period 2023-03-31
FATE THERAPEUTICS INC
filed 2023-05-03
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, 98,384,456 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

FATE THERAPEUTICS, INC.

FORM 10-Q

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC) before making investment decisions regarding our common stock.

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
•
We may face delays in initiating, conducting or completing our clinical trials, including due to difficulties enrolling patients in our clinical trials, manufacturing adequate clinical supply of our product candidates, and obtaining sufficient quantities of other components and supplies necessary for the conduct of our clinical trials, and we may not be able to initiate, conduct or complete our clinical trials at all.
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
•
The manufacture and distribution of our product candidates are complex and subject to a multitude of risks. These risks could substantially limit the clinical and commercial supply of our product candidates and increase our costs, and the development and commercialization of our product candidates could be significantly delayed or restricted if the United States Food and Drug Administration (FDA) or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.
•
We have limited experience manufacturing our product candidates on a clinical scale, and no experience manufacturing on a commercial scale. Any failure by us or any third parties on whom we depend on to manufacture our product candidates consistently and under the proper conditions may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, our product candidates.
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
•
Global economic and market conditions, the COVID-19 pandemic, and the ongoing conflict in Ukraine, could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development and manufacture of our product candidates.
•
We may face challenges recruiting and retaining key personnel due to labor market changes, availability of qualified candidates, and competition for employees from other companies.
•
We may face cost fluctuations and inflationary pressures, including increases in prices of materials and costs of labor, which may adversely impact our operating performance, expenses, and results.
•
We depend on strategic partnerships and collaboration arrangements for the development and commercialization of certain of our product candidates in certain indications or geographic territories, and if these arrangements are unsuccessful or are terminated, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

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
•
If we are unable to protect our intellectual property or obtain and maintain patent protection for our technology and product candidates, other companies could develop products based on our technologies and discoveries, which may reduce demand for, or limit the commercial potential of, our products and harm our business.
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
•
The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community and may require generation of additional evidence to support the anticipated short-term and long-term costs, comparative risks and benefits relative to standard of care and emerging therapies, and other value demonstrations.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,020	$61,333
Accounts receivable	13,500	38,480
Short-term investments and related maturity receivables	366,878	374,894
Prepaid expenses and other current assets	15,490	27,367
Total current assets	437,888	502,074
Long-term investments	3,912	4,942
Property and equipment, net	108,594	110,020
Operating lease right-of-use assets	64,682	66,069
Restricted cash	15,227	15,227
Collaboration contract assets	—	7,196
Other assets	33	33
Total assets	$630,336	$705,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,855	$8,265
Accrued expenses	31,513	53,932
CIRM award liability, current portion	—	4,000
Deferred revenue, current portion	1,738	42,226
Operating lease liabilities, current portion	5,545	5,628
Total current liabilities	48,651	114,051
Operating lease liabilities, net of current portion	102,070	103,710
Stock price appreciation milestones	2,143	3,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2023 and December 31, 2022; Class A Convertible Preferred shares issued and outstanding—2,794,549 at March 31, 2023 and December 31, 2022	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding—98,191,015 at March 31, 2023 and 97,294,917 at December 31, 2022	98	97
Additional paid-in capital	1,547,702	1,536,497
Accumulated other comprehensive loss	(646)	(1,854)
Accumulated deficit	(1,069,685)	(1,050,804)
Total stockholders’ equity	477,472	483,939
Total liabilities and stockholders’ equity	$630,336	$705,561

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Collaboration revenue	$58,980	$18,414
Operating expenses:
Research and development	65,629	72,139
General and administrative	21,943	20,742
Total operating expenses	87,572	92,881
Loss from operations	(28,592)	(74,467)
Other income:
Interest income	3,694	418
Change in fair value of stock price appreciation milestones	1,718	8,359
Other income	4,299	—
Total other income	9,711	8,777
Net loss	$(18,881)	$(65,690)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,208	(2,088)
Comprehensive loss	$(17,673)	$(67,778)
Net loss per common share, basic and diluted	$(0.19)	$(0.68)
Weighted-average common shares used to compute basic and diluted net loss per share	98,054,687	96,343,529

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Operating activities
Net loss	$(18,881)	$(65,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,191	2,761
Stock-based compensation	10,983	19,331
Accretion and amortization of premiums and discounts on investments, net	(2,295)	873
Amortization of collaboration contract assets	7,196	1,094
Deferred revenue	(40,488)	(3,497)
Change in fair value of stock price appreciation milestones	(1,718)	(8,359)
Changes in operating assets and liabilities:
Grant income from CIRM award	(4,000)	—
Accounts receivable	24,980	(5,174)
Prepaid expenses and other assets	11,901	(2,407)
Accounts payable and accrued expenses	(20,393)	(3,493)
Right-of-use assets and lease liabilities, net	(336)	(52)
Net cash used in operating activities	(28,860)	(64,613)
Investing activities
Purchases of property and equipment	(3,208)	(10,084)
Purchases of investments	(114,452)	(132,166)
Maturities of investments	127,000	135,224
Net cash provided by (used in) investing activities	9,340	(7,026)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	207	2,797
Net cash provided by financing activities	207	2,797
Net change in cash, cash equivalents and restricted cash	(19,313)	(68,842)
Cash, cash equivalents and restricted cash at beginning of the period	76,560	148,810
Cash, cash equivalents and restricted cash at end of the period	$57,247	$79,968
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$612	$3,377

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

As of March 31, 2023, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

In January 2023, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, extend cash runway and focus resources on the Company's most promising programs. In connection with the restructuring, the Company reduced its workforce by 60%, to approximately 220 employees. Affected employees were informed on January 5, 2023. The restructuring was completed by March 31, 2023.

The Company incurred charges of $12.9 million during the three months ended March 31, 2023, for severance and other employee termination-related costs. Of which, $10.9 million were related to research and development expenses and $2.0 million were related to general and administrative expenses. As of March 31, 2023, all restructuring and related expenses have been fully recognized by the Company.

The Company also evaluated the impact of the restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of March 31, 2023, and it has not recognized any impairment charges related to its long-lived assets since the restructuring announcement.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements relate to its stock price appreciation milestone obligations, contracts containing leases, and accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. To date, the aggregate operations of these subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available operating accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$42,020	$64,741
Restricted cash	15,227	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$57,247	$79,968

For each of the three months ended March 31, 2023 and 2022, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.

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

Revenue Recognition

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606.

For arrangements attributable to ASC 606, the Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of the consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service. The Company considers the terms of a contract and all relevant facts and circumstances when applying the revenue recognition standard. The Company applies the revenue recognition standard, including the use of any practical expedients, consistently to contracts with similar characteristics and in similar circumstances.

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

Lease liabilities represent an obligation to make lease payments arising from the lease, and ROU assets represent the right to use the underlying asset identified in the lease for the lease term. Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred, and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

For the three months ended March 31, 2023, the Company realized a net loss of $18.9 million. Shares of potentially dilutive securities totaled 29.8 million for the three months ended March 31, 2023, including 14.0 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A convertible preferred stock, and an aggregate of 15.8 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

2. Collaboration and License Agreements

Janssen Collaboration and Option Agreement

On April 2, 2020 (the Janssen Agreement Effective Date), the Company entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Janssen Agreement Effective Date, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, the Company received $100.0 million, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Additionally, the Company was entitled to receive full funding for the conduct of all research, preclinical development and IND-enabling activities performed by the Company under the Janssen Agreement.

The Company determined the common stock purchase by JJDC represented a premium of $9.93 per share, or $16.0 million in aggregate (the Equity Premium), and the remaining $34.0 million was recorded as issuance of common stock in shareholders’ equity. In addition, under the Stock Purchase Agreement, the Company exercised the right to require JJDC to purchase an aggregate of $50.0 million in shares in a private placement at the same price per share as paid by investors in a public offering. In June 2020, JJDC purchased 1.8 million shares of the Company's common stock at a price of $28.31 per share.

On January 3, 2023, the Company received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ended March 31, 2023, the Company performed wind down activities including discontinuing development of all collaboration product candidates under the Janssen Agreement. The Company expects to be reimbursed for all wind down activities in the second quarter of this year. In connection with the termination, and per the terms of the Janssen Agreement, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement have terminated, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties have wound down all development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party has any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

In connection with the Janssen Agreement, the Company has incurred $17.1 million in sublicense fees to certain of its existing licensors as of March 31, 2023. The $17.1 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended March 31, 2023 and 2022, the Company recognized $7.2 million and $1.1 million of such expense, respectively. As of March 31, 2023, there was no remaining balance on the Janssen Agreement contract asset.

The Company recognized revenue of $52.3 million under the Janssen Agreement for the three months ended March 31, 2023, of which $41.2 million was previously deferred. Such revenue comprised $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise for the three months ended March 31, 2023. The Company recognized revenue of $15.9 million for the three months ended March 31, 2022. Such revenue comprised $9.8 million associated with research and development services and $6.1 million associated with the upfront fee and Equity Premium for the three months ended March 31, 2022.

As of March 31, 2023, the Company has received $82.0 million in aggregate research and development fees from Janssen.

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, the Company is entitled to receive funding for the conduct of research and development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which the Company is eligible to share at least 50% of the profits and losses. The Company will continue to receive committed funding from Ono through September 2024 and has maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

Under the terms of the Ono Agreement (as amended by the Ono Amendment), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, the Company is eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with such royalties subject to certain reductions.

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

The Company determined that the Ono Agreement, Ono Letter Agreement, and Ono Amendment were within the scope of ASC 808 and applicable to such guidance. The Company concluded that certain units of account within the Ono Agreement and Ono Amendment represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services, which is estimated to be four years. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

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

On November 7, 2022, Ono exercised its option for continued development of Candidate 2. Upon Ono's exercise, the Company granted Ono a license to develop and commercialize Candidate 2. The Company elected its preclinical option to co-develop and co-commercialize Candidate 2. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company determined the exercise represented an option with no material right under the Ono Agreement. The Company has completed its performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The Company and Ono will proceed with a joint development plan for the ongoing development of Candidate 2. The costs of this development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. During the three months ended March 31, 2023, the Company recognized contra-research and development expense of $1.0 million. As of March 31, 2023, there were no cost-sharing payments made to the Company from Ono.

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $7.8 million in sublicense consideration to existing licensors as of March 31, 2023. The $7.8 million in sublicense consideration represents an asset under ASC 340 and was amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three months ended March 31, 2023, the Company recognized none of such expense, and during the three months ended March 31, 2022, the Company recognized $0.3 million of such expense.

The Company recognized revenue of $6.7 million under the Ono Agreement for the three months ended March 31, 2023. All of such revenue was associated with research services for the three months ended March 31, 2023. During the three months ended

March 31, 2022, the Company recognized revenue of $2.5 million under the Ono Agreement. Such revenue comprised $1.2 million associated with research services and $1.3 million associated with the upfront payment for the three months ended March 31, 2022.

As of March 31, 2023, the Company has received $29.2 million in aggregate research and development fees from Ono.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK). The Amended MSK License amends and restates the Exclusive License Agreement entered into between the Company and MSK on August 19, 2016 (Original MSK License), pursuant to which the Company entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

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

The Company is obligated to pay to MSK an annual license maintenance fee during the term of the agreement, and is required to make milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of March 31, 2023:

	As of March 31,	As of December 31,
	2023	2022
Risk-free interest rate	3.6%	4.0%
Expected volatility	83.9%	78.1%
Estimated term (in years)	15.8	16.0
Closing stock price as of remeasurement date	$5.70	$10.09

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three months ended March 31, 2023, the Company recorded $1.7 million of income associated with the change in fair value of the stock price appreciation milestones. As of March 31, 2023, the Company recorded a liability of $2.1 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Pursuant to the terms of the Award, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. In connection with the Company's decision to discontinue its FT516 program during the first quarter of 2023, the Company reversed the liability associated with the Award and recorded such amount in other income during the three months ended March 31, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2023 and December 31, 2022 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2023
Classified as current assets:
U.S. Treasury debt securities	1 or less	$108,628	$(42)	$105	$108,691
Non-U.S. government securities	1 or less	2,452	(6)	—	2,446
Municipal securities	1 or less	14,978	(118)	—	14,860
Corporate debt securities	1 or less	102,936	(427)	7	102,516
Commercial paper	1 or less	138,559	(194)	—	138,365
Total short-term investments		$367,553	$(787)	$112	$366,878
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$3,883	$—	$29	$3,912
Total long-term investments		$3,883	$—	$29	$3,912

December 31, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$79,251	$(263)	$37	$79,025
Non-US government securities	1 or less	2,425	(2)	—	2,423
Municipal securities	1 or less	18,963	(208)	—	18,755
Corporate debt securities	1 or less	123,996	(1,138)	3	122,861
Commercial paper	1 or less	152,056	(230)	4	151,830
Total short-term investments		$376,691	$(1,841)	$44	$374,894
Classified as non-current assets:
Municipal securities	Greater than 1	$5,000	$(58)	$—	$4,942
Total long-term investments		$5,000	$(58)	$—	$4,942

As of March 31, 2023 and December 31, 2022, the Company had $0.9 million and $0.8 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2023
U.S. Treasury debt securities	$37,607	$(42)	$—	$—	$37,607	$(42)
Non-U.S. government securities	2,446	(6)	—	—	2,446	(6)
Municipal securities	4,957	(43)	9,904	(75)	14,861	(118)
Corporate debt securities	34,111	(111)	63,108	(316)	97,219	(427)
Commercial paper	84,621	(194)	—	—	84,621	(194)
Total	$163,742	$(396)	$73,012	$(391)	$236,754	$(787)

December 31, 2022
U.S. Treasury debt securities	$51,246	$(163)	$9,898	$(100)	$61,144	$(263)
Non-U.S. government securities	2,424	(2)	—	—	2,424	(2)
Municipal securities	14,765	(193)	8,933	(73)	23,698	(266)
Corporate debt securities	45,621	(174)	71,625	(964)	117,246	(1,138)
Commercial paper	66,455	(230)	—	—	66,455	(230)
Total	$180,511	$(762)	$90,456	$(1,137)	$270,967	$(1,899)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Financial assets:
Money market funds	$42,020	$42,020	$—	$—
U.S. Treasury debt securities	112,603	112,603	—	—
Non-U.S. government securities	2,446	—	2,446	—
Municipal securities	14,860	—	14,860	—
Corporate debt securities	102,516	—	102,516	—
Commercial paper	138,365	—	138,365	—
Total financial assets measured at fair value on a recurring basis	$412,810	$154,623	$258,187	$—

Financial liabilities:
Stock price appreciation milestones	$2,143	$—	$—	$2,143
Total financial liabilities measured at fair value on a recurring basis	$2,143	$—	$—	$2,143

As of December 31, 2022
Financial assets:
Money market funds	$61,333	$61,333	$—	$—
U.S. Treasury debt securities	79,025	79,025	—	—
Non-U.S. government securities	2,423	—	2,423	—
Municipal securities	23,697	—	23,697	—
Corporate debt securities	122,861	—	122,861	—
Commercial paper	151,830	—	151,830	—
Total assets measured at fair value on a recurring basis	$441,169	$140,358	$300,811	$—

Financial liabilities:
Stock price appreciation milestones	$3,861	$—	$—	$3,861
Total financial liabilities measured at fair value on a recurring basis	$3,861	$—	$—	$3,861

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

There were no Level 3 assets held by the Company as of March 31, 2023.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSK License as described in detail in Note 2. To determine the estimated fair value of the stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on several key variables. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the expected volatility of the Company’s common stock and estimated term, which is based in part on the last valid patent claim date. Fair value measurements are highly sensitive to changes in these inputs and significant changes could result in a significantly higher or lower fair value and resulting expense or gain. Further, because the stock price appreciation milestones are first contingent upon the achievement of a specified clinical milestone, the Company also estimates the fair value of the stock price appreciation milestones based on the probability of achieving the clinical milestone. This assessment is based on several factors including the successful achievement of technological, manufacturing, and regulatory requirements.

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at March 31, 2023 from $5.70 to $6.27 per share would have decreased the income recorded during the three months ended March 31, 2023 by $0.3 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at March 31, 2023 from $5.70 to $5.13 per share would have increased the income recorded during the three months ended March 31, 2023 by $0.2 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(1,718)
Balance at March 31, 2023	$2,143

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and other employee benefits	$6,034	$17,899
Accrued clinical trial related costs	15,250	16,858
Accrued other	10,229	19,175
Total current accrued expenses	$31,513	$53,932

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

As of March 31, 2023, future undiscounted minimum contractual payments under the Company’s operating leases were $173.7 million, which will be paid over a remaining weighted-average lease term of 11.3 years. The weighted-average discount rate for the operating lease liabilities was 8.29%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Straight-line lease expense	$3,318	$3,815
Variable lease expense	613	618
Total operating lease expense	$3,931	$4,433

No short-term lease expense was recognized during the three months ended March 31, 2023 and 2022.

Future undiscounted minimum lease payments under the Company’s operating leases as of March 31, 2023 are as follows (in thousands):

Operating Lease Payments
Remaining 2023	$10,760
2024	14,648
2025	15,087
2026	15,540
2027	16,006
2028	15,057
Thereafter	86,580
Total undiscounted lease payments	$173,678
Less: imputed interest	(66,063)
Total lease liability	$107,615

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of Class A Convertible Preferred Stock, $0.001 par value per share (the Class A Preferred), at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. In April 2023, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock which amends the definition of Beneficial Ownership Limitation to be 14.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock pursuant to a Notice of Conversion.

The Class A Preferred are non-voting shares and are convertible into five shares of the Company’s common stock at a conversion price of $2.66 per share, which was the fair value of the Company’s common stock on the date of issuance. Holders of the Class A Preferred have the same dividend rights as holders of the Company’s common stock. Additionally, the liquidation preferences of the Class A Preferred are pari passu among holders of the Company’s common stock and holders of the Class A Preferred, pro rata based on the number of shares held by each such holder (treated for this purpose as if the Class A Preferred had been converted to common stock).

During the year ended December 31, 2019, 25,000 shares of the Class A Preferred were converted into 125,000 shares of common stock.

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

As of March 31, 2023, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

Stock Options. The following table summarizes stock option activity and related information under all equity plans for the year ended March 31, 2023:

	Number of Options	Weighted- Average Price
Balance at December 31, 2022	7,267,226	$22.37
Granted	5,070,000	6.77
Exercised	(68,847)	3.23
Cancelled	(394,199)	41.46
Balance at March 31, 2023	11,874,180	$15.18

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2022	5,862,733	$48.13
Granted	1,091,540	6.77
Vested	(827,251)	44.06
Cancelled	(2,156,257)	46.10
Balance at March 31, 2023	3,970,765	$38.63

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$5,056	$12,694
General and administrative	5,927	6,637
Total	$10,983	$19,331

As of March 31, 2023, the unrecognized compensation cost related to outstanding options was $45.4 million and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

As of March 31, 2023, the unrecognized compensation cost related to restricted stock units was $71.6 million which is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.8%	1.6%
Expected volatility	89.9%	75.8%
Expected term (in years)	6.4	5.6
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2023 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	2,794,549	$3	97,294,917	$97	$1,536,497	$(1,854)	$(1,050,804)	$483,939
Exercise of stock options, net of issuance costs	—	—	68,847	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	827,251	1	—	—	—	1
Stock-based compensation	—	—	—	—	10,983	—	—	10,983
Unrealized gain on investments	—	—	—	—	—	1,208	—	1,208
Net loss	—	—	—	—	—	—	(18,881)	(18,881)
Balance at March 31, 2023	2,794,549	$3	98,191,015	$98	$1,547,702	$(646)	$(1,069,685)	$477,472

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

9. Subsequent Events

Preferred Stock Conversion

In April 2023, 33,441 shares of the Company's Class A Preferred were converted into 167,205 shares of the Company's common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2023.

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

Utilizing this therapeutic approach, we are advancing a cell therapy pipeline comprised of off-the-shelf, multiplexed-engineered, iPSC-derived natural killer (NK) and T-cell product candidates that are selectively designed, incorporate novel synthetic controls of cell function, and are intended to deliver multiple mechanisms of therapeutic importance to patients for the treatment of cancer and autoimmune diseases.

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

In September 2018, we entered into a collaboration and option agreement (Ono Agreement) with Ono Pharmaceutical Co. Ltd. (Ono) for the joint development and commercialization of off-the-shelf, iPSC-derived CAR T-cell product candidates for the treatment of cancer. In June 2022, we entered into an amendment (Ono Amendment) to the Ono Agreement to expand the collaboration to include the research and development of off-the-shelf, iPSC-derived CAR NK-cell product candidates, and pursuant to the Ono Agreement, Ono agreed to provide novel binding domains targeting a second solid tumor antigen under the collaboration.

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement), for the development and commercialization of off-the-shelf, iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. Through the period ending December 31, 2022, Janssen had exercised a commercial option for two collaboration candidates: an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of B-cell lymphoma, for which the U.S. Food and Drug Administration (FDA) allowed an Investigational New Drug (IND) application in December 2022; and an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of multiple myeloma, for which the companies were preparing to submit an IND application to the FDA in early 2023. On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination of the Janssen Agreement took effect on April 3, 2023, and during the three months ended March 31, 2023, we performed wind down activities, including discontinuing development of all collaboration product candidates, including two product candidates that were expected to enter the clinic in 2023.

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

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination will take effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind down activities, including discontinuing development of all collaboration product candidates under the Janssen Agreement. We expect to be reimbursed for all wind down activities associated with the termination of the Janssen Agreement in the second quarter of this year. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement have terminated, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties have wound down all development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party has any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

During the three months ended March 31, 2023, we recognized $52.3 million of collaboration revenue under the Janssen Agreement, of which $41.2 million was previously deferred. During the three months ended March 31, 2022, we recognized $15.9 million of collaboration revenue under the Janssen Agreement.

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

In November 2022, Ono exercised its preclinical option to Candidate 2, and we exercised our preclinical option to co-develop and co-commercialize (CDCC Option) in the United States and Europe under a joint arrangement with Ono. As a result, we received an option exercise fee of $12.5 million from Ono.

During the three months ended March 31, 2023, we recognized $6.7 million of collaboration revenue and $1.0 million of contra-research and development expense under the Ono Agreement. During the three months ended March 31, 2022, we recognized $2.5 million of collaboration revenue under the Ono Agreement.

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

We plan to increase our current level of research and development expenses for the foreseeable future as we continue the clinical and preclinical development and manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono, University of Minnesota and MSK. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, the COVID-19 pandemic and the ongoing conflict in Ukraine on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement dated May 15, 2018 (Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK), interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of March 31, 2023, we have received aggregate disbursements under the Award in the amount of $4.0 million.

Pursuant to the terms of the Award, we, in our sole discretion, have the option to treat the Award either as a loan or as a grant. In connection with our decision to discontinue our FT516 program during the first quarter of 2023, we reversed the liability associated with the Award, and recorded such amount in other income during the three months ended March 31, 2023.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2023.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		Increase/
	2023	2022	(Decrease)
Collaboration revenue	$58,980	$18,414	$40,566
Research and development expense	65,629	72,139	(6,510)
General and administrative expense	21,943	20,742	1,201
Total other income	9,711	8,777	934

Collaboration Revenue. During the three months ended March 31, 2023 and 2022, we recognized revenue of $59.0 million and $18.4 million, respectively, under our collaboration agreements with Janssen and Ono. The increase in collaboration revenue was attributable to recognition of deferred revenue balances associated to the Janssen contract termination.

Research and development expenses. Research and development expenses were $65.6 million for the three months ended March 31, 2023, compared to $72.1 million for the three months ended March 31, 2022. The decrease in research and development expenses was attributable primarily to the following:

•
$10.4 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$6.5 million decrease in employee compensation and benefits expense, including $7.6 million decrease in employee stock-based compensation expense.

General and administrative expenses. General and administrative expenses were $21.9 million for the three months ended March 31, 2023, compared to $20.7 million for the three months ended March 31, 2022. The increase in general and administrative expenses was attributable primarily to a $3.4 million increase in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $9.7 million and $8.8 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we recorded $4.0 million in income attributable to the CIRM Award, and $1.7 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended March 31, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended March 31, 2022, we recorded $8.4 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended March 31, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2023, we had an accumulated deficit of $1.1 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $28.9 million compared to cash used in operating activities of $64.6 million during the three months ended March 31, 2022. The primary driver of this change in cash used in operating activities was our decrease in net loss.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into the Janssen Agreement with Janssen to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Additionally, on the Janssen Agreement Effective Date, we entered into the Stock Purchase Agreement with JJDC. Under the terms of the Janssen Agreement and the Stock Purchase Agreement collectively, we received $100.0 million as of the Janssen Agreement Effective Date, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Of the $50.0 million equity investment, $16.0 million represented a premium over the fair value of our common stock and was classified under operating activities.

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

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination will take effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind down activities with Janssen, including discontinuing development of all collaboration product candidates under the Janssen Agreement. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement will terminate, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties will wind down any development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party will have any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

In connection with the Janssen Agreement, we have incurred $17.1 million in sublicense fees to certain of our existing licensors, of which $15.6 million has been paid as of March 31, 2023. The $17.1 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and has been amortized to research and development expense ratably with our revenue recognition under the Janssen Agreement.

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

On November 7, 2022, Ono exercised its option for continued development of Candidate 2 (as defined under the Ono Agreement). We elected our CDCC Option for Candidate 2. As a result, we received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. We determined the exercise represented an option with no material right under the Ono

Agreement. We have completed our performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022.

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, we are entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate as described above. As of March 31, 2023, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020 and $12.5 million associated with the option exercise in November 2022. We are also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions. As of March 31, 2023, no royalties have been paid to us under the Ono Agreement, the Ono Letter Agreement or the Ono Amendment.

As a direct result of our entry into the Ono Agreement, the Ono Letter Agreement and the Ono Amendment, we incurred an aggregate of $7.8 million in sublicense consideration to certain of our existing licensors, all of which has been paid as of March 31, 2023. The $7.8 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with our revenue recognition under the Ono Agreement

Memorial Sloan Kettering Cancer Center License Agreement

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

In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021. As of March 31, 2023, we recorded a liability of $2.1 million associated with the remaining stock price appreciation milestones for the Amended MSK License.

Investing Activities

During the three months ended March 31, 2023, investing activities provided cash of $9.3 million compared to cash used by investing activities of $7.0 million during the three months ended March 31, 2022. The change was primarily attributable to a decrease in the purchases of investments of $114.5 million during the three months ended March 31, 2023 compared to the purchase of investments of $132.2 million during the three months ended March 31, 2022. All other investing activities for the periods presented were attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2023, financing activities provided cash of $0.2 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the three months ended March 31, 2022, financing activities provided cash of $2.8 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through March 31, 2023, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2023, we had aggregate cash and cash equivalents and investments of $412.8 million.

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

We believe our existing cash and cash equivalents and investments as of March 31, 2023, will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and the ongoing conflict in Ukraine. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity or debt securities. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, the full impact of rising inflation rates, global political and economic instability, the COVID-19 pandemic, and the ongoing conflict in Ukraine on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, and these events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

In addition, we are closely monitoring inflation rates and global political and economic conditions, and the ongoing conflict in Ukraine, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

We lease certain office, laboratory, and manufacturing space under non-cancelable operating leases. In addition to rent, our leases are subject to certain fixed amenities fees. These leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 7 of the unaudited condensed consolidated financial statements for additional detail.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to thirty-six months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021. As of March 31, 2023, the estimated fair value of the stock price appreciation milestones was $2.1 million.

Changes in the price of our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently pursuing claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, is pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, Steven Holtzman, and William Sandborn. Our claims stem from Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. We are seeking monetary damages.

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). Shoreline and Kaufman have each filed answers to our complaint denying infringement and alleging invalidity of the Whitehead Patents.

As of March 29, 2023, the Shoreline litigations are in the discovery stage and remain pending.

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

We may experience delays in, or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•
difficulties in optimizing the right dose and dosing schedule for our product candidates, which might result in a determination that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in preclinical studies to support clinical investigation;

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
•
our inability to secure or maintain relationships with strategic partners that may be necessary for advancement of a product candidate into or through clinical development, regulatory approval and commercialization in any particular indication(s) or geographic territory(ies); and
•
difficulty establishing predictive preclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development.

For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We also announced the termination of our Collaboration and Option Agreement with Janssen Biotech, Inc. (Janssen), which took effect on April 3, 2023. As a result of the termination, we performed wind down activities for the collaboration in the first quarter of 2023, including winding down the development of two product candidates that were expected to enter the clinic in 2023.

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
•
delays in filing an IND application or IND amendment with the FDA to initiate clinical trials of our current product candidates and any other product candidates that we may identify;
•
difficulties in obtaining agreement from regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our current product candidates and any other product candidates that we may develop;
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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to the COVID-19 pandemic or the ongoing conflict in Ukraine;
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

The manufacture and supply of our cell product candidates involves novel processes that are more complex than those required for most small molecule drugs and other cellular immunotherapies, and accordingly present significant challenges and are subject to multiple risks. For our iPSC-derived product candidates, these complex processes include reprogramming human fibroblasts to obtain iPSCs, in some cases genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than for traditional small molecule chemical compounds. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates.

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
•
compliance with data privacy regulations in foreign countries;
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

•
potential liability under the U.S. Foreign Corrupt Practices Act or comparable foreign regulations;
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

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with Good Clinical Practice (GCP) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, while these clinical trials or trial sites are subject to the applicable local laws where the trials are conducted, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or halt our development of the applicable product candidates.

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

In addition to relying on third parties for the manufacture of certain components for the manufacture of our product candidates, we manufacture our product candidates ourselves, and intend to manufacture some or all of the clinical supply of our iPSC-derived NK-cell and T-cell product candidates for our ongoing and planned clinical trials. To do so, we will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support the conduct of each of our clinical trials or commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to maintain and expand our existing Good Manufacturing Practice (GMP) manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed.

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, the ongoing conflict in Ukraine, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other applicable standards or specifications with consistent and acceptable production yields and costs. In addition, if contaminants are discovered in our supply of product candidates or in our manufacturing facilities or those of our third-party suppliers and manufacturers, such manufacturing facilities may be closed for an extended period of time to investigate and remedy the contamination. Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize our product candidates, which would adversely affect our business, prospects, financial condition and results of operations.

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
•
the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted, including any constraints on resources, or policies and procedures implemented, at hospitals and clinical trial sites as a result of any public health crisis;
•
the availability of cells suitable for the manufacture of our clinical product candidates from eligible and qualified donors for certain of our product candidates;
•
the availability of components and agents necessary to enroll and treat prospective patients in our clinical trials, including agents which are often required to condition patients or monoclonal antibodies which are intended for administration to patients in combination with our product candidates, in certain of our clinical trials;
•
the ability to monitor patients adequately during and after treatment, including through remote monitoring if required as a result of precautionary changes implemented at clinical trial sites as a result of any public health crisis; and
•
the proximity and availability of clinical trial sites for prospective patients.

In addition, certain of our clinical trial sites at times have delayed or paused patient enrollment in clinical trials as a result of the COVID-19 pandemic and supply chain shortages, and may do so again in the future. The extent and duration of such delays and disruptions, and the overall impact on the timing and conduct of our clinical trials, are uncertain. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

We focus on the development of programmed cellular immunotherapies for patients with cancer and autoimmune disorders, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We are also expanding our research and development efforts into areas outside of oncology, such as autoimmune diseases, where we have limited or no experience. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

Regulatory requirements in the United States and in other countries governing the development of cell therapy products and therapeutic products created with gene editing technology have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. The FDA previously established the Office of Tissues and Advanced Therapies (OTAT) within the Center for Biologics Evaluation and Research (CBER) to consolidate the review of cell therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a "Super Office" to meet its growing cell and gene therapy workload and new commitments under the Prescription Drug User Fee Act agreement for fiscal years 2023-2027. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products made with gene editing technology, such as ours. The regulatory review divisions and committees, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies or clinical trials, and delay or prevent development, approval, and commercialization of our product candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

Increasing scrutiny and changing expectations from governments and third-parties relating to environmental, social and governance (ESG) policies and practices may cause us to incur additional costs or expose us to additional risks.

In recent years, there has been increasing public focus and scrutiny from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (ESG) factors. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. Topics taken into account in such assessments include, among others, the company’s efforts and impacts with respect to climate change and the role of the company’s board of directors in supervising various sustainability issues.

Some investors may use third-party ESG ratings and reports to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG practices are inadequate. The criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to ESG are inadequate and choose not to invest in us.

If our ESG practices do not meet evolving investor, government agency or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and the market price of our securities could be negatively impacted. New governmental regulations could result in new regulations and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to current cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide 6 months' notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product's ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

We may seek regenerative medicine advanced therapy (RMAT) designation for certain of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We may seek regenerative medicine advanced therapy (RMAT) designation from the FDA for certain of our product candidates. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A Biologics License Application (BLA) for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

We may rely on orphan drug status to develop and commercialize certain of our product candidates, but orphan drug designations may not confer marketing exclusivity or other expected commercial benefits and we may not be able to obtain orphan drug designations for our other product candidates.

We may rely on orphan drug exclusivity for product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. However, we may be unable to obtain orphan drug designations for any of our product candidates that we are currently developing or may pursue. Even if we do obtain orphan drug designations and are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information, please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

While we currently manufacture clinical supplies of our iPSC-derived cell product candidates at our cGMP facilities located in San Diego, California, we also rely on third parties to manufacture certain components required for the manufacture of our product candidates, and we may rely on third parties to conduct some or all aspects of manufacturing of our product candidates for use in conducting later stage clinical trials and for commercial sale upon approval of any of our product candidates.

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

The termination of our collaboration with Janssen has had a material impact on our business and could result in disruptions to our operations that have a material adverse effect on our business and financial condition.

The termination of our Collaboration and Option Agreement with Janssen took effect on April 3, 2023. As a result of this termination, we have discontinued development of two collaboration candidates that were expected to enter clinical development in 2023. We have also prioritized our pipeline and substantially reduced our operating costs, including through a company-wide reduction in force, to fund our operations into the second half of 2025.

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

Our strategy for fully developing and commercializing our product candidates is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and other third parties. We currently have a corporate collaboration agreement with Ono; our collaboration with Janssen terminated effective April 2023. Our collaboration agreement with Ono provides for, among other things, research funding and significant future payments should certain development, regulatory and commercial milestones be achieved. Under our arrangement with Ono and any future corporate arrangements that we may form, our corporate collaborators may be responsible for:

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

In addition, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. For example, we intend to develop certain of our product candidates as a combination therapy with other cancer therapies, such as monoclonal antibodies, requiring availability and use of these monoclonal antibodies in certain of our clinical trial protocols. Any failure or delays by us or by our clinical sites to obtain sufficient quantities of materials and agents required under our protocols, or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

As a result of any public health crises, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of any public health crises, natural disasters (including due to the effects of climate change), the ongoing conflict in Ukraine, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

We rely upon third parties, including medical institutions, clinical investigators, and clinical research organizations (CROs) for the conduct of certain research and preclinical development activities, process development and manufacturing activities, and for the conduct, management, and supervision of clinical trials of our product candidates. We do not have direct control over the activities of these third parties, and may have limited influence over their actual performance. Our reliance on these third parties and CROs does not relieve us of our responsibilities to ensure that our clinical studies are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

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

We have obtained rights to develop, market and sell some of our product candidates through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. In particular, under our Amended and Restated Exclusive License Agreement dated May 15, 2018 (Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK), in the event a licensed product achieves a specified clinical milestone, MSK is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. If we fail to comply with our obligations under our license agreements, including any payment obligations, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

We may be involved in litigation or other proceedings from time to time relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, in May 2022, we filed a patent infringement lawsuit in the Southern District of California against Shoreline Biosciences, Inc. and Dr. Dan Kaufman. Refer to Item 3. Legal Proceedings in this Annual Report on Form 10-K for a more detailed description of this matter. When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

We cannot be certain that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or intellectual property rights or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information, please see “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

If the market opportunities for our product candidates are restricted or smaller than we believe they are, our revenues may be adversely affected and our business may suffer. Because the target patient populations of our product candidates may be small and variable, we must be able to successfully identify patients and capture a significant market share to achieve and maintain profitability.

We focus our research and development on product candidates for rare diseases, including cancer and autoimmune disorders. The FDA often approves new therapies initially for use in patients with relapsed or refractory disease. We expect to initially seek approval of our product candidates in these settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. Certain of our product candidates also target similar patient populations as autologous cell therapy product candidates, including approved autologous CAR T products. Our therapies may not be as safe and effective as approved autologous CAR T therapies and as a result, such product candidates may only be approved for patients who are ineligible for autologous CAR T therapy.

Our projections of the number of people who have or will have the diseases we may be targeting, as well as the subset of patients with these cancers in a position to receive second or later lines of therapy and who have the potential to benefit from treatment with our product candidates, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, or the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates, all of which would adversely affect our results of operations and our business. Additionally, because our target patient populations may be small and variable, we may never achieve profitability without capturing a significant market share or obtaining regulatory approval for additional indications for our products.

Healthcare legislative or regulatory reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act (ACA) and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information, please see “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

In January 2023, we announced a reduction in force affecting approximately 60% of our workforce to better align our human resources with the needs of our business and focus our capital resources on select product candidates, in an effort designed to ensure we are appropriately structured and funded to operate into the second half of 2025. This reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while we have key talent necessary to run our operations, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

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

We do not carry insurance for all categories of risk to which our business is or may be exposed. Some of the policies we maintain include general liability, product liability, property, employee benefits liability, employment practices, workers’ compensation, cybersecurity, directors’ and officers’ insurance, and umbrella. We do not know, however, if we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses. Even if we obtain insurance, a claim could exceed the amount of our insurance coverage or it may be excluded from coverage under the terms of the policy. Further, insurance coverage may not be available or successfully secured for loss of profits or business interruptions relating to the COVID-19 pandemic and its impacts. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act (CCPA) and its related regulations, and the California Privacy Rights Act (CPRA) amending the CCPA, which establish additional data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

Certain state laws may be more stringent or broader in scope than the CPRA, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

An increasing number of foreign data protection laws, regulations and industry standards may also apply to personal information we obtain from individuals outside of the United States. For example, the European Union’s General Data Protection Regulation (GDPR), which came into effect on May 25, 2018, imposes strict requirements for processing the personal data of individuals within the European Economic Area, including health-related data, as well as potential fines for companies of up to the greater of €20 million or 4% of annual global revenue. In addition, under the GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to protect their interests.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, vendors, and consultants may be vulnerable to damage from cybersecurity risks, including attempts to gain unauthorized access to and to harm sensitive information and networks, insider threats, and ransomware. These vulnerabilities may be heightened as a result of remote work policies implemented by us and our third-party contractors in response to the COVID-19 pandemic.

We have from time to time experienced, and may continue to experience in the future, cyber-attacks on our information technology systems despite our best efforts to prevent them. Although such incidents have been immaterial to our business to date, investigations into and remedial efforts in connection with any security incidents, even those with immaterial impact, can be costly and time-consuming, and any future incidents could be material, or cause significant disruption, to our business. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials. We depend on these third parties to implement adequate controls and safeguards to protect against and report cybersecurity incidents. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Cybersecurity threats, both on premises and in the cloud, are evolving and include, but are not limited to: malicious software, destructive malware, ransomware, attempts to gain unauthorized access to systems or data, disruption to operations, critical systems or denial of service attacks; unauthorized release of confidential, personal or otherwise protected information; corruption of data, networks or systems; harm to individuals; and loss of assets. In addition, we could be impacted by cybersecurity threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

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

As of March 31, 2023, our cash and cash equivalents and investments were $412.8 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2023, we had an accumulated deficit of $1.1 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

As of April 27, 2023 our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 59.3% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 63.5%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2021, we filed a registration statement on Form S-3 pursuant to which we may issue up to $350.0 million in common stock in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act) and, so long as we qualify as a “well-known seasoned issuer” as defined in Rule 405 of the Securities Act, an unlimited amount of shares of our common stock, preferred stock, debt securities, warrants and/or units. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may subject us to unfavorable repayment terms, including increased interest rates, impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. Additionally, we have registered the shares of common stock issued to Johnson & Johnson Innovation – JJDC, Inc. under the stock purchase agreement entered into in June 2020 in connection with the Janssen Agreement pursuant to a registration statement on Form S-3. Moreover, we registered all of the 5,380,117 shares of common stock issued by us and all of the 257,310 prefunded warrants to purchase common stock in our public offering in January 2021.

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (see "Item 1. Legal Proceedings"). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, rate of inflation, the number of uninsured persons in the United States, political influences and inflationary pressures, and fluctuations in costs, particularly due to changes in labor costs and material costs. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment, underemployment or the repeal of certain provisions of the ACA may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected. In addition, if we are unable to manage cost fluctuations and inflationary pressures, including prices of materials, costs of labor, it may adversely impact our operating performance, expenses and results.

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, the ongoing conflict in Ukraine, interest rate fluctuations, rising inflations or recession, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy, and rising inflation could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the ongoing conflict in Ukraine, current economic climate and financial market conditions could adversely impact our business.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In these cases borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. We currently use deposit accounts to fund our operations and other financial instruments such as cash-collateralized letters of credit associated with our facilities leases. Our excess cash is invested according to a restrictive investment policy within custodial accounts at various financial institutions. If any of the financial institutions that hold our deposit accounts were to be placed into receivership, we may be unable to access the funds in those accounts, which could result in liquidity constraints or failures. In addition, if any of our collaboration partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, or the sale of its assets, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and other business relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or
•
Delayed or lost access to, or reductions in borrowings available under working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new working capital resources.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our collaboration partners, suppliers or other parties with whom we do business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any bankruptcy or insolvency of a collaboration partner, supplier or other party with whom we do business, or the failure of any such party to make payments when due, or any breach or default by any such party, or the loss of any significant commercial relationships, could result in material losses to us and may have a material adverse impact on our business.

Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

In February 2022, Russia commenced a military invasion of Ukraine, and sustained conflict and disruption in the region is likely. Although the conflict has had little direct impact on our business to date, the uncertainty and ripple effects created by this conflict may have unknown indirect impacts. For instance, the ongoing conflict has resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. It is not possible to predict the broader or longer-term consequences of this conflict, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Sanctions imposed by the U.S., Canada, EU, and other countries in response to the ongoing conflict between Russia and Ukraine and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials, the financial markets and the global economy.

We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and other countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and third parties with whom we conduct business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, or other natural disasters, including public health crises, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, fires, or other natural disasters (including due to the effects of climate change or any public health crises) could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, as a result of the COVID-19 pandemic, we have experienced, and may again experience, delays or disruptions in our clinical development activities, our research and development activities, and in the supply of drug product or other materials and components necessary to conduct our clinical trials. Any measures taken by governmental authorities or businesses in response to any public health crisis, such as quarantines, stay-at-home orders or travel restrictions, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of a public health crisis or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, under Section 174 of the Internal Revenue Code of 1986, as amended, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made no unregistered sales of securities during the quarter covered by this report that have not previously been disclosed on Form 8-K.

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

Fate Therapeutics, Inc.

Date: May 3, 2023	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2023	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)