Form 10-Q
period 2023-06-30
FATE THERAPEUTICS INC
filed 2023-08-08
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, 98,562,432 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
We depend on third-party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us and our third-party contract manufacturers in the production of our product candidates, the loss of which could adversely impact our ability to conduct our clinical trials or commercialize our product candidates, if approved.
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
•
The success of our existing and any future product candidates is substantially dependent on developments within the field of cellular immunotherapy and autoimmunity, and on changes to clinical treatment standards, some of which are beyond our control.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
•
Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.
•
Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, obtain regulatory approval for, or commercialization of our product candidates.
•
Our stock price is subject to fluctuation based on a variety of factors.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,802	$61,333
Accounts receivable	2,833	38,480
Short-term investments and related maturity receivables	331,133	374,894
Prepaid expenses and other current assets	11,414	27,367
Total current assets	392,182	502,074
Long-term investments	7,291	4,942
Property and equipment, net	106,331	110,020
Operating lease right-of-use assets	63,743	66,069
Restricted cash	15,177	15,227
Collaboration contract assets	—	7,196
Other assets	33	33
Total assets	$584,757	$705,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,506	$8,265
Accrued expenses	29,469	53,932
CIRM award liability, current portion	—	4,000
Deferred revenue	1,929	42,226
Operating lease liabilities, current portion	5,786	5,628
Total current liabilities	44,690	114,051
Operating lease liabilities, net of current portion	100,562	103,710
Stock price appreciation milestones	1,750	3,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2023 and December 31, 2022; Class A Convertible Preferred shares issued and outstanding—2,761,108 at June 30, 2023 and 2,794,549 December 31, 2022	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding—98,522,718 at June 30, 2023 and 97,294,917 at December 31, 2022	99	97
Additional paid-in capital	1,560,680	1,536,497
Accumulated other comprehensive loss	(587)	(1,854)
Accumulated deficit	(1,122,440)	(1,050,804)
Total stockholders’ equity	437,755	483,939
Total liabilities and stockholders’ equity	$584,757	$705,561

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Collaboration revenue	$933	$18,549	$59,913	$36,963
Operating expenses:
Research and development	40,876	81,307	106,505	153,446
General and administrative	22,622	20,351	44,565	41,093
Total operating expenses	63,498	101,658	151,070	194,539
Loss from operations	(62,565)	(83,109)	(91,157)	(157,576)
Other income:
Interest income	4,381	757	8,075	1,175
Change in fair value of stock price appreciation milestones	393	5,881	2,111	14,240
Other income	5,036	366	9,335	366
Total other income	9,810	7,004	19,521	15,781
Net loss	$(52,755)	$(76,105)	$(71,636)	$(141,795)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	59	(531)	1,267	(2,619)
Comprehensive loss	$(52,696)	$(76,636)	$(70,369)	$(144,414)
Net loss per common share, basic and diluted	$(0.54)	$(0.79)	$(0.73)	$(1.47)
Weighted-average common shares used to compute basic and diluted net loss per share	98,400,355	96,704,413	98,228,476	96,524,968

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Operating activities
Net loss	$(71,636)	$(141,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,657	5,723
Stock-based compensation	23,880	39,873
Accretion and amortization of premiums and discounts on investments, net	(5,235)	1,398
Amortization of collaboration contract assets	7,196	763
Deferred revenue	(40,296)	2,793
Change in fair value of stock price appreciation milestones	(2,111)	(14,240)
Grant income from CIRM award	(4,000)	—
Changes in operating assets and liabilities:
Accounts receivable	35,646	(4,450)
Prepaid expenses and other assets	15,977	(8,136)
Accounts payable and accrued expenses	(24,766)	586
Right-of-use assets and lease liabilities, net	(665)	(287)
Net cash used in operating activities	(57,353)	(117,772)
Investing activities
Purchases of property and equipment	(5,407)	(20,213)
Purchases of investments	(206,714)	(196,115)
Maturities of investments	254,628	249,589
Net cash provided by investing activities	42,507	33,261
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	265	6,203
Net cash provided by financing activities	265	6,203
Net change in cash, cash equivalents and restricted cash	(14,581)	(78,308)
Cash, cash equivalents and restricted cash at beginning of the period	76,560	148,810
Cash, cash equivalents and restricted cash at end of the period	$61,979	$70,502
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$612	$1,469
Right-of use assets obtained in exchange for lease obligations	$62	$518

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

As of June 30, 2023, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

In January 2023, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, extend cash runway and focus resources on the Company's most promising programs. In connection with the restructuring, the Company reduced its workforce by 60%. Affected employees were informed on January 5, 2023. The restructuring was completed by March 31, 2023.

The Company incurred charges of $12.9 million during the six months ended June 30, 2023 for severance and other employee termination-related costs, of which, $10.9 million were related to research and development expenses and $2.0 million were related to general and administrative expenses. As of June 30, 2023, all restructuring and related expenses have been fully recognized by the Company.

The Company also evaluated the impact of the restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of June 30, 2023, and it has not recognized any impairment charges related to its long-lived assets since the restructuring announcement.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$46,802	$55,275
Restricted cash	15,177	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$61,979	$70,502

For each of the six months ended June 30, 2023 and 2022, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (CARES) Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize an ERC when it is reasonably assumed the Company will comply with the conditions and the grant will be received and include in other income in the statement of operations. Accordingly, the Company received a cash payment and recorded $4.8 million and $0.4 million of other income during the three months ended June 30, 2023 and 2022, respectively, and $5.1 million and $0.4 million of other income during the six months ended June 30, 2023 and 2022, respectively.

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

For the three and six months ended June 30, 2023, the Company realized a net loss of $52.8 million and $71.6 million, respectively. Shares of potentially dilutive securities totaled 29.1 million for the three and six months ended June 30, 2023, including 13.8 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A Convertible Preferred Stock, and an aggregate of 15.3 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

On January 3, 2023, the Company received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ended March 31, 2023, the Company performed wind down activities including discontinuing development of all collaboration product candidates under the Janssen Agreement. The Company was reimbursed for all wind down activities in the three months ended June 30, 2023. In connection with the termination, and per the terms of the Janssen Agreement, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement have terminated, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties have wound down all development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party has any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

In connection with the Janssen Agreement, the Company has incurred $17.1 million in sublicense fees to certain of its existing licensors as of June 30, 2023. The $17.1 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended June 30, 2023, the Company recognized no such expense. During the three months ended June 30, 2022, the Company recognized $1.2 million of such expense. During the six months ended June 30, 2023 and 2022, the Company recognized $7.2 million and $2.4 million of such expense, respectively. As of June 30, 2023, there was no remaining balance on the Janssen Agreement contract asset.

The Company recognized revenue of $52.3 million under the Janssen Agreement for the six months ended June 30, 2023, of which $41.2 million was previously deferred. Such revenue comprised $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise for the six months ended June 30, 2023. The Company did not recognize any revenue during the three months ended June 30, 2023. The Company recognized revenue of $18.1 million and $34.1 million for three and six months ended June 30, 2022, respectively. Such revenue comprised $11.4 million associated with research and development services and $6.7 million associated with the upfront fee and Equity Premium for the three months ended June 30, 2022, and, $21.2 million associated with research and development services and $12.9 million associated with the upfront fee and Equity Premium for the six months ended June 30, 2022.

As of June 30, 2023, the Company has received $82.0 million in aggregate research and development fees from Janssen.

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

On November 7, 2022, Ono exercised its option for continued development of Candidate 2. Upon Ono's exercise, the Company granted Ono a license to develop and commercialize Candidate 2. The Company elected its preclinical option to co-develop and co-commercialize Candidate 2. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company determined the exercise represented an option with no material right under the Ono Agreement. The

Company has completed its performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The Company and Ono will proceed with a joint development plan for the ongoing development of Candidate 2. The costs of this development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. During the three and six months ended June 30, 2023, the Company recognized contra-research and development expense of $2.8 million and $3.8 million, respectively. As of June 30, 2023, the Company has received $1.0 million in aggregate cost-sharing payments from Ono.

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $7.8 million in sublicense consideration to existing licensors as of June 30, 2023. The $7.8 million in sublicense consideration represents an asset under ASC 340 and was amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three and six months ended June 30, 2023, the Company recognized no such expense, and during the three and six months ended June 30, 2022, the Company recognized no such expense and $0.3 million of such expense, respectively.

The Company recognized revenue of $0.9 million and $7.6 million under the Ono Agreement for the three and six months ended June 30, 2023, respectively. All such revenue was associated with research services for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized revenue of $0.4 million and $2.9 million under the Ono Agreement, respectively. Such revenue comprised $0.2 million associated with research services and $0.2 million associated with the upfront payment for the three months ended June 30, 2022, and $1.4 million associated with research services and $1.5 million associated with upfront payment for the six months ended June 30, 2022.

As of June 30, 2023, the Company has received $30.3 million in aggregate research and development fees from Ono.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of June 30, 2023:

	As of June 30,	As of December 31,
	2023	2022
Risk-free interest rate	3.9%	4.0%
Expected volatility	84.0%	78.1%
Estimated term (in years)	15.5	16.0
Closing stock price as of remeasurement date	$4.76	$10.09

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and six months ended June 30, 2023, the Company recorded $0.4 million and $2.1 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of June 30, 2023, the Company recorded a liability of $1.8 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Pursuant to the terms of the Award, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the Award as a grant and reversed the liability associated with the Award and recorded such amount in other income during the six months ended June 30, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2023 and December 31, 2022 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2023
Classified as current assets:
U.S. Treasury debt securities	1 or less	$104,586	$(130)	$9	$104,465
Non-U.S. government securities	1 or less	2,479	(3)	—	2,476
Municipal securities	1 or less	14,999	(53)	—	14,946
Corporate debt securities	1 or less	63,073	(169)	2	62,906
Commercial paper	1 or less	146,534	(194)	—	146,340
Total short-term investments		$331,671	$(549)	$11	$331,133
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$3,423	$(6)	$—	$3,417
Corporate debt securities	Greater than 1	3,917	(43)	—	3,874
Total long-term investments		$7,340	$(49)	$—	$7,291

December 31, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$79,251	$(263)	$37	$79,025
Non-US government securities	1 or less	2,425	(2)	—	2,423
Municipal securities	1 or less	18,963	(208)	—	18,755
Corporate debt securities	1 or less	123,996	(1,138)	3	122,861
Commercial paper	1 or less	152,056	(230)	4	151,830
Total short-term investments		$376,691	$(1,841)	$44	$374,894
Classified as non-current assets:
Municipal securities	Greater than 1	$5,000	$(58)	$—	$4,942
Total long-term investments		$5,000	$(58)	$—	$4,942

As of June 30, 2023 and December 31, 2022, the Company had $1.1 million and $0.8 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2023
U.S. Treasury debt securities	$85,685	$(136)	$—	$—	$85,685	$(136)
Non-U.S. government securities	2,475	(3)	—	—	2,475	(3)
Municipal securities	4,947	(53)	—	—	4,947	(53)
Corporate debt securities	58,780	(204)	2,994	(8)	61,774	(212)
Commercial paper	111,727	(194)	—	—	111,727	(194)
Total	$263,614	$(590)	$2,994	$(8)	$266,608	$(598)

December 31, 2022
U.S. Treasury debt securities	$51,246	$(163)	$9,898	$(100)	$61,144	$(263)
Non-U.S. government securities	2,424	(2)	—	—	2,424	(2)
Municipal securities	14,765	(193)	8,933	(73)	23,698	(266)
Corporate debt securities	45,621	(174)	71,625	(964)	117,246	(1,138)
Commercial paper	66,455	(230)	—	—	66,455	(230)
Total	$180,511	$(762)	$90,456	$(1,137)	$270,967	$(1,899)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Financial assets:
Money market funds	$46,802	$46,802	$—	$—
U.S. Treasury debt securities	107,882	107,882	—	—
Non-U.S. government securities	2,476	—	2,476	—
Municipal securities	14,946	—	14,946	—
Corporate debt securities	66,780	—	66,780	—
Commercial paper	146,340	—	146,340	—
Total financial assets measured at fair value on a recurring basis	$385,226	$154,684	$230,542	$—

Financial liabilities:
Stock price appreciation milestones	$1,750	$—	$—	$1,750
Total financial liabilities measured at fair value on a recurring basis	$1,750	$—	$—	$1,750

As of December 31, 2022
Financial assets:
Money market funds	$61,333	$61,333	$—	$—
U.S. Treasury debt securities	79,025	79,025	—	—
Non-U.S. government securities	2,423	—	2,423	—
Municipal securities	23,697	—	23,697	—
Corporate debt securities	122,861	—	122,861	—
Commercial paper	151,830	—	151,830	—
Total assets measured at fair value on a recurring basis	$441,169	$140,358	$300,811	$—

Financial liabilities:
Stock price appreciation milestones	$3,861	$—	$—	$3,861
Total financial liabilities measured at fair value on a recurring basis	$3,861	$—	$—	$3,861

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

There were no Level 3 assets held by the Company as of June 30, 2023.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at June 30, 2023 from $4.76 to $5.24 per share would have decreased the income recorded during the three months ended June 30, 2023 by $0.2 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at June 30, 2023 from $4.76 to $4.28 per share would have increased the income recorded during the three months ended June 30, 2023 by $0.2 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(2,111)
Balance at June 30, 2023	$1,750

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and other employee benefits	$8,396	$17,899
Accrued clinical trial related costs	12,963	16,858
Accrued other	8,110	19,175
Total current accrued expenses	$29,469	$53,932

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

As of June 30, 2023, future undiscounted minimum contractual payments under the Company’s operating leases were $170.2 million, which will be paid over a remaining weighted-average lease term of 11.1 years. The weighted-average discount rate for the operating lease liabilities was 8.34%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Straight-line lease expense	$3,361	$3,865	$6,571	$7,680
Variable lease expense	498	678	1,111	1,295
Total operating lease expense	$3,859	$4,543	$7,682	$8,975

No short-term lease expense was recognized during the three and six months ended June 30, 2023 and 2022.

Future undiscounted minimum lease payments under the Company’s operating leases as of June 30, 2023 are as follows (in thousands):

Operating Lease Payments
Remaining 2023	$7,232
2024	14,659
2025	15,087
2026	15,540
2027	16,006
2028	15,057
Thereafter	86,579
Total undiscounted lease payments	$170,160
Less: imputed interest	(63,812)
Total lease liability	$106,348

In April 2023, the Company entered into an agreement to sublease approximately 18,913 square feet of space, which sublease agreement commenced in April 2023 and expires in December 2028 with no option to extend the sublease term. Under the sublease agreement, rent is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term of the sublease.

Sublease income is recognized in other income. Sublease income for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sublease income	$182	$—	$182	$—

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

As of June 30, 2023, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the year ended June 30, 2023:

	Number of Options	Weighted- Average Price
Balance at December 31, 2022	7,267,226	$22.37
Granted	5,430,000	6.69
Exercised	(93,787)	3.24
Cancelled	(1,106,618)	35.85
Balance at June 30, 2023	11,496,821	$13.82

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2022	5,862,733	$48.13
Granted	1,136,340	6.73
Vested	(966,809)	42.38
Cancelled	(2,252,363)	45.68
Balance at June 30, 2023	3,779,901	$38.53

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$6,851	$13,570	$11,907	$26,264
General and administrative	6,046	6,972	11,973	13,609
Total	$12,897	$20,542	$23,880	$39,873

As of June 30, 2023, the unrecognized compensation cost related to outstanding options was $40.8 million and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

As of June 30, 2023, the unrecognized compensation cost related to restricted stock units was $62.3 million which is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.8%	1.9%
Expected volatility	89.6%	76.2%
Expected term (in years)	6.5	5.8
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2023 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	2,794,549	$3	97,294,917	$97	$1,536,497	$(1,854)	$(1,050,804)	$483,939
Exercise of stock options, net of issuance costs	—	—	68,847	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	827,251	1	—	—	—	1
Stock-based compensation	—	—	—	—	10,983	—	—	10,983
Unrealized gain on investments	—	—	—	—	—	1,208	—	1,208
Net loss	—	—	—	—	—	—	(18,881)	(18,881)
Balance at March 31, 2023	2,794,549	$3	98,191,015	$98	$1,547,702	$(646)	$(1,069,685)	$477,472
Exercise of stock options, net of issuance costs	—	—	24,940	—	81	—	—	81
Issuance of common stock upon vesting of restricted stock units	—	—	139,558	—	—	—	—	—
Conversion of preferred shares to common stock	(33,441)	—	167,205	1	—	—	—	1
Stock-based compensation	—	—	—	—	12,897	—	—	12,897
Unrealized gain on investments	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(52,755)	(52,755)
Balance at June 30, 2023	2,761,108	$3	98,522,718	$99	$1,560,680	$(587)	$(1,122,440)	$437,755

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will remain significant in connection with our ongoing and planned activities as we:

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
•
build out business operations at our corporate headquarters, including internal GMP production capabilities; and
•
continue operating as a public company and support our operations.

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

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind down activities, including discontinuing development of all collaboration product candidates under the Janssen Agreement. We expect to be reimbursed for all wind down activities associated with the termination of the Janssen Agreement in the second quarter of this year. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement have terminated, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties have wound down all development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party has any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

During the six months ended June 30, 2023, we recognized $52.3 million of collaboration revenue under the Janssen Agreement, of which $41.2 million was previously deferred. We did not recognize any revenue during the three months ended June 30, 2023. During the three and six months ended June 30, 2022, we recognized $18.1 million and $34.1 million of collaboration revenue under the Janssen Agreement.

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

During the three and six months ended June 30, 2023, we recognized $0.9 million and $7.6 million of collaboration revenue, respectively, and $2.8 million and $3.8 million of contra-research and development expense, respectively, under the Ono Agreement. During the three and six months ended June 30, 2022, we recognized $0.4 million and $2.9 million of collaboration revenue under the Ono Agreement.

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

We plan to continue to significantly invest in our current level of research and development activities for the foreseeable future as we continue the clinical and preclinical development and manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono, University of Minnesota and MSK. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for our employees in executive, operational, finance and human resource functions; professional fees for accounting, legal and tax services; costs for obtaining, prosecuting, maintaining, and enforcing our intellectual property; and other costs and fees, including director and officer insurance premiums, to support our operations as a public company. We anticipate that our general and administrative expenses will remain significant in the future as we maintain our focus on innovation, and research and development activities, maintain compliance with exchange listing and SEC requirements, protect and enforce our intellectual property, and continue to operate as a public company.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of June 30, 2023, we have received aggregate disbursements under the Award in the amount of $4.0 million.

Pursuant to the terms of the Award, we, in our sole discretion, have the option to treat the Award either as a loan or as a grant. During the first quarter of 2023, we elected to treat the Award as a grant and reversed the liability associated with the Award, and recorded such amount in other income during the six months ended June 30, 2023.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (CARES) Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. In connection with the CARES Act, we adopted a policy to recognize an ERC when it is reasonably assumed we will comply with the conditions and the grant will be received and include in other income in the statement of operations. Accordingly, we received a cash payment and recorded $4.8 million and $0.4 million of other income during the three months ended June 30, 2023 and 2022, respectively, and $5.1 million and $0.4 million of other income during the six months ended June 30, 2023 and 2022, respectively.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2023.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Increase/
	2023	2022	(Decrease)
Collaboration revenue	$933	$18,549	$(17,616)
Research and development expense	40,876	81,307	(40,431)
General and administrative expense	22,622	20,351	2,271
Total other income	9,810	7,004	2,806

Collaboration Revenue. During the three months ended June 30, 2023 and 2022, we recognized revenue of $0.9 million and $18.5 million, respectively, under our collaboration agreements with Janssen and Ono. The decrease in collaboration revenue was primarily attributable to the Janssen contract termination.

Research and development expenses. Research and development expenses were $40.9 million for the three months ended June 30, 2023, compared to $81.3 million for the three months ended June 30, 2022. The decrease in research and development expenses was attributable primarily to the following:

•
$18.8 million decrease in employee compensation and benefits expense, including $6.7 million decrease in employee stock-based compensation expense;
•
$13.2 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$6.0 million increase in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $22.6 million for the three months ended June 30, 2023, compared to $20.4 million for the three months ended June 30, 2022. The increase in general and administrative expenses was attributable primarily to a $4.6 million increase in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $9.8 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, we recorded $4.8 million in income attributable to the ERC. Other income (expense), net for the three months ended June 30, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended June 30, 2022, we recorded $5.9 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended June 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		Increase/
	2023	2022	(Decrease)
Collaboration revenue	$59,913	$36,963	$22,950
Research and development expense	106,505	153,446	(46,941)
General and administrative expense	44,565	41,093	3,472
Total other income	19,521	15,781	3,740

Collaboration Revenue. During the six months ended June 30, 2023 and 2022, we recognized revenue of $59.9 million and $37.0 million, respectively, under our collaboration agreements with Janssen and Ono. The increase in collaboration revenue was attributable to recognition of deferred revenue balances associated to the Janssen contract termination.

Research and development expenses. Research and development expenses were $106.5 million for the six months ended June 30, 2023, compared to $153.4 million for the six months ended June 30, 2022. The decrease in research and development expenses was attributable primarily to the following:

•
$25.3 million decrease in employee compensation and benefits expense, including $14.4 million decrease in employee stock-based compensation expense; and
•
$23.6 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $44.6 million for the six months ended June 30, 2023, compared to $41.1 million for the six months ended June 30, 2022. The increase in general and administrative expenses was attributable primarily to a $8.0 million increase in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $19.5 million and $15.8 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we recorded $4.0 million in income attributable to the CIRM Award, $5.1 in income attributable to the ERC, and $2.1 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended June 30, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the six months ended June 30, 2022, we recorded $14.2 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the six months ended June 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2023, we had an accumulated deficit of $1.1 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $57.4 million compared to cash used in operating activities of $117.8 million during the six months ended June 30, 2022. The primary driver of this change in cash used in operating activities was our decrease in net loss.

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

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind down activities with Janssen, including discontinuing development of all collaboration product candidates under the Janssen Agreement. Under the terms of the Janssen Agreement, in connection with the termination, (i) all licenses and other rights granted to either party pursuant to the Janssen Agreement will terminate, subject to limited exceptions set forth in the Janssen Agreement; (ii) both parties will wind down any development, commercialization and manufacturing activities under the Janssen Agreement; (iii) neither party will have any right to continue to develop, manufacture or commercialize any collaboration candidate or collaboration product or use the other party’s materials; and (iv) neither party is restricted from independently developing, manufacturing, or commercializing any product, including any products directed to the same antigens as those of any collaboration candidate or collaboration product.

In connection with the Janssen Agreement, we have incurred $17.1 million in sublicense fees to certain of our existing licensors, all of which has been paid as of June 30, 2023. The $17.1 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and has been amortized to research and development expense ratably with our revenue recognition under the Janssen Agreement.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, we are entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate as described above. As of June 30, 2023, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020 and $12.5 million associated with the option exercise in November 2022. We are also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions. As of June 30, 2023, no royalties have been paid to us under the Ono Agreement, the Ono Letter Agreement or the Ono Amendment.

As a direct result of our entry into the Ono Agreement, the Ono Letter Agreement and the Ono Amendment, we incurred an aggregate of $7.8 million in sublicense consideration to certain of our existing licensors, all of which has been paid as of June 30, 2023. The $7.8 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with our revenue recognition under the Ono Agreement.

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

In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021. As of June 30, 2023, we recorded a liability of $1.8 million associated with the remaining stock price appreciation milestones for the Amended MSK License.

Investing Activities

During the six months ended June 30, 2023, investing activities provided cash of $42.5 million compared to cash provided by investing activities of $33.3 million during the six months ended June 30, 2022. The change was primarily attributable to a decrease in the acquisitions of property and equipment of $5.4 million during the six months ended June 30, 2023 compared to the acquisitions of property and equipment of $20.2 million during the six months ended June 30, 2022. All other investing activities for the periods presented were attributable to the purchase and maturities of investments.

Financing Activities

For the six months ended June 30, 2023, financing activities provided cash of $0.3 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the six months ended June 30, 2022, financing activities provided cash of $6.2 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through June 30, 2023, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2023, we had aggregate cash and cash equivalents and investments of $385.2 million.

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

Operating Capital Requirements

We anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to remain significant as we continue the research, manufacture and development of, and seek regulatory approvals for, our product candidates and conduct additional research, manufacturing and development activities pursuant to our collaboration agreement with Ono. Our product candidates have not yet achieved regulatory approval and we may not be successful in achieving commercialization of our product candidates.

We believe our existing cash and cash equivalents and investments as of June 30, 2023, will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and the ongoing conflict in Ukraine. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity, debt securities, or through existing or future potential collaborations. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, the full impact of rising inflation rates, global political and economic instability, the COVID-19 pandemic, and the ongoing conflict in Ukraine on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, and these events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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
•
the time to and cost of establishing and maintaining internal GMP production capabilities to support the clinical and potential commercial manufacture of our product candidates at our corporate headquarters;
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

Inflation

Inflation has increased during the periods covered by this Quarterly Report, and may continue to increase or remain elevated for the near future. Inflationary factors, such as increases in the prices of material, interest rates and cost of labor may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to thirty-six months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021. As of June 30, 2023, the estimated fair value of the stock price appreciation milestones was $1.8 million.

Changes in the price of our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently pursuing claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, is pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, Steven Holtzman, and William Sandborn. Our claims stem from Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. Fact and expert discovery is ongoing, and we are seeking monetary damages.

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). On June 7, 2023, we and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. The patent infringement action against Shoreline is continuing. Shoreline has filed answers to our complaint denying infringement and alleging invalidity of the Whitehead Patents. Fact and expert discovery was completed June 13, 2023, and on July 14, 2023 each party filed motions for summary judgment which may be dispositive of the patent infringement action.

As of August 2, the Shoreline litigations remain pending.

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the Court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleges that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to the Company’s collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. We believe that there is no merit to this case and we intend to vigorously defend against it.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California. The derivative lawsuit names members of the Company’s board of directors and certain officers as defendants. The Company is named as a nominal defendant. The plaintiff asserts derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. On August 3, 2023, the plaintiff and defendants filed a joint motion to stay the derivative lawsuit pending the court’s decision on the expected motion to dismiss in the Securities Action. We believe that there is no merit to this case and we intend to vigorously defend against it.

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
•
difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from patients enrolling in studies of therapeutic product candidates sponsored by us or our competitors and difficulties resulting from patient availability as a result of any measures taken by governmental authorities, hospitals, or clinical trial sites in response to any future public health crises or other serious disasters or similar events;
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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to any future public health crises or other serious disasters or the ongoing conflict in Ukraine or other factors;
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
•
the serious, life-threatening diseases of the patients in our oncology clinical trials, who may die or suffer adverse medical events during the course of the trials for reasons that may not be related to our product candidates;
•
failure of patients to complete clinical trials or adhere to study protocols due to safety issues, side effects, disruptions in study conduct, or other reasons;
•
approval of competitive agents that may materially alter the standard of care on which a clinical development plan was based, which may require new or additional trials, or render our product candidates or clinical trial designs obsolete;
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of any future public health crisis or other serious disaster or similar events, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines; and
•
limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward other efforts, such as any future public health crisis or other serious disaster or similar events, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to various public health concerns.

If there are delays in initiating or conducting any clinical trials of our product candidates or any of these clinical trials are terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials or adjustments to certain of our study protocols and procedures, including as a result of any shortage of materials or agents necessary to conduct our studies or as a result of any future public health crisis or other public health concerns or other factors, will increase our costs, slow down our product candidate development and regulatory approval process, and jeopardize our ability to gain regulatory approval, commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Certain of our product candidates are being developed for use in combination with one or more other cancer therapies, such as monoclonal antibodies, and other current or future product candidates may be used in combination with other biologics or drugs, both approved and unapproved, such as fludarabine. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure by us, or by third-party clinical trial sites on which we rely, to secure a steady supply of such drugs or biologics may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

In the event that any collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such products. Additionally, should the supply of products from any collaborator or supplier be interrupted, delayed or otherwise be unavailable, our clinical trials may be delayed. In the event we are unable to source an alternative supply or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

In addition, to the extent a third-party clinical trial site on which we rely sources a combination therapy itself and does not submit the costs of such therapy to government programs or patients’ insurance, the costs of such therapy may be passed on to us, which could harm our business, financial condition, results of operations, stock price and prospects.

If we encounter difficulties enrolling patients in our clinical trials, including as a result of competition for patients, our clinical development activities could be delayed or otherwise adversely affected.

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
•
clinicians' and patients' perceptions as to the potential risks and benefits of the product candidate under study, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States;
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

Moreover, development of certain of our product candidates as treatment for autoimmune diseases represents a novel approach to the treatment for autoimmune diseases where B cells may play a role in initiating or maintaining disease treatment, and potential patients and their doctors may choose to use conventional therapies, such as corticosteroids or systemic immunosuppressive medications, rather than enroll patients in our clinical trials.

In addition, certain of our clinical trial sites at times have delayed or paused patient enrollment in clinical trials as a result of the COVID-19 pandemic and supply chain shortages, and may do so again in the future for a variety of reasons. The extent and duration of such delays and disruptions, and the overall impact on the timing and conduct of our clinical trials, are uncertain. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients may report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions and may require us to pause our clinical trials or require additional testing to confirm these determinations, if they occur.

In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by subjects or patients. Many times, drug-related side effects are only detectable after investigational products are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate receives regulatory approval, such approval may be revoked, which would harm our business, financial condition, results of operations and prospects.

Drug-related side effects could also affect subject recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business prospects significantly.

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

If our ESG practices do not meet evolving investor, government agency or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and the market price of our securities could be negatively impacted. New governmental regulations could result in new directives and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide 6 months' notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product's ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

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

The termination of our Collaboration and Option Agreement with Janssen took effect on April 3, 2023. As a result of this termination, we have discontinued development of two collaboration candidates that were expected to enter clinical development in 2023. We have also prioritized our pipeline and substantially reduced our operating costs, including through a company-wide reduction in force, to fund our operations into the second half of 2025. The announcement of these events have had, and our operations in accordance with our revised operating plan may continue to have, an adverse effect on our stock price.

We depend on strategic partnerships and collaboration arrangements for the development and commercialization of certain of our product candidates in certain indications or geographic territories, and if these arrangements are terminated or are unsuccessful, this could result in delays and other obstacles in the development, manufacture or commercialization of any of our product candidates and materially harm our results of operations.

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

•
the clinical indications for which any product candidate is approved;
•
the emergence, and timing of market introduction, of competitive products;
•
the effectiveness of our marketing strategy;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
obtaining and maintaining adequate pricing and reimbursement; and
•
sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.

The patient populations targeted by our autoimmune product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so those patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success in this space will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

We face intense competition from other biotechnology and pharmaceutical companies that are commercializing, have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop product candidates or platform technologies more rapidly than we do, if their commercialized products or product candidates are more effective, more cost effective, or have fewer side effects, or if they compete in various other aspects of our business, our ability to develop and successfully commercialize product candidates and to execute on our business plans will be adversely affected.

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

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. The loss of any members of our senior management team could adversely impact our operations if we experience difficulties in recruiting and hiring qualified successors. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we mis-classify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

In January 2023, we implemented a reduction in force that affected approximately 60% of our workforce to better align our human resources with the needs of our business and focus our capital resources on select product candidates, in an effort designed to ensure we are appropriately structured and funded to operate into the second half of 2025. The reduction in force was completed in the first quarter of 2023. This reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while we have key talent necessary to run our operations, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, vendors, and consultants may be vulnerable to damage from cybersecurity risks, including attempts to gain unauthorized access to and to harm sensitive information and networks, insider threats, and ransomware. These vulnerabilities may be heightened as a result of flexible work arrangements, including hybrid or remote work policies implemented by us and our third-party contractors, that were first adopted in response to the COVID-19 pandemic and have continued by many businesses in an effort to attract and retain talent.

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

Risks Related to Our Financial Condition and the Ownership of Our Common Stock

Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, or commercialization of our product candidates.

We are currently advancing multiple product candidates through clinical development, and conducting preclinical research and development activities in other programs. Drug development is expensive, and we expect our research and development expenses to remain significant in connection with our ongoing activities, particularly as we advance our current product candidates in clinical trials and seek to initiate clinical development for additional product candidates.

As of June 30, 2023, our cash and cash equivalents and investments were $385.2 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2023, we had an accumulated deficit of $1.1 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

These and other market and industry factors, including the effects of any future public health crises or other public health concerns, the ongoing conflict in Ukraine, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

Additionally, a decrease in our stock price may cause our common stock to no longer satisfy the continued listing standards of Nasdaq. If we are not able to maintain the requirements for listing on Nasdaq, our common stock could be delisted, which could have a materially adverse effect on our ability to raise additional funds as well as the price and liquidity of our common stock.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of August 2, 2023, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 67.0% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 70.4%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

We have also registered or intend to register all shares of our common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, certain of our executive officers, employees and affiliates have established and may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and in June 2023 a derivative action was filed in the same court (see "Item 1. Legal Proceedings"). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Earthquakes, fires, or other natural disasters (including due to the effects of climate change or any public health crises) could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Further, any measures taken by governmental authorities or businesses in response to any public health crisis, such as quarantines, stay-at-home orders or travel restrictions, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of a public health crisis or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) None.

b) None.

c) On April 5, 2023, Edward Dulac III, Chief Financial Officer, entered into a 10b5-1 trading plan. Mr. Dulac's plan provides for the sale of up to 451,235 shares of the Company's common stock. Sales of the shares of the Company's common stock set forth in Mr. Dulac's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on December 31, 2024. Mr. Dulac's trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

On April 21, 2023, Cindy Tahl, General Counsel and Corporate Secretary, entered into a 10b5-1 trading plan which was subsequently modified on June 26, 2023. Ms. Tahl's plan provides for the sale of up to 24,363 shares of the Company's common stock. Sales of the shares of the Company's common stock set forth in Ms. Tahl's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on April 22, 2024. Ms. Tahl's trading plan was entered into and subsequently modified during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding insider transactions.

On June 13, 2023, William Rastetter, Chairman of our Board of Directors, entered into a 10b5-1 trading plan. Dr. Rastetter’s plan provides for the sale of up to 5,000 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Rastetter's trading plan, if any, will be made at or above specified market prices. The trading plan will expire on June 6, 2024. Dr. Rastetter’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: August 8, 2023	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)