Form 10-Q
period 2023-09-30
FATE THERAPEUTICS INC
filed 2023-11-08
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, 98,601,966 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

•
Our product candidates and programs represent novel therapeutic approaches to treating cancer and autoimmune disorders, and our product candidates may cause undesirable side effects or have other properties that could delay or halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
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
•
Initial, interim and preliminary data from our preclinical studies or clinical trials that we announce or publish from time to time may change as more data become available and, in the case of clinical data, are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, results from our ongoing or future clinical trials involving our product candidates may differ materially from initial, interim and preliminary data.
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
•
Our inability to manufacture sufficient quantities of our product candidates, or the loss of our third-party contract manufacturers, or our or their failure to supply sufficient quantities of our product candidates or Investigational New Drug Application (IND)-enabling materials at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
•
We depend on third-party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us and our third-party contract manufacturers in the production of our product candidates, the loss of which could adversely impact our ability to conduct our clinical trials or commercialize our product candidates, if approved.
•
Global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, wars and armed conflicts, including Hamas’ attack against Israel and the ensuing war and the ongoing conflict in Ukraine, could adversely impact various aspects of our business, results of operations and financial condition, and could cause a disruption to our supply chain and the development and manufacture of our product candidates.
•
We may face challenges recruiting and retaining key personnel due to labor market changes, availability of qualified candidates, and competition for employees from other companies.
•
We may face cost fluctuations and inflationary pressures, including increases in prices of materials and costs of labor, which may adversely impact our operating performance, expenses, cash utilization and results.
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
•
The success of our existing and any future product candidates is substantially dependent on developments within the field of cellular immunotherapy and autoimmunity, and on changes to clinical treatment standards, the majority of which are beyond our control.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
•
Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.
•
Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, obtain regulatory approval for, or commercialization of our product candidates, if approved.
•
Our stock price is subject to fluctuation based on a variety of factors.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,334	$61,333
Accounts receivable	1,538	38,480
Short-term investments and related maturity receivables	316,400	374,894
Prepaid expenses and other current assets	12,902	27,367
Total current assets	364,174	502,074
Long-term investments	—	4,942
Property and equipment, net	101,707	110,020
Operating lease right-of-use assets	62,721	66,069
Restricted cash	15,177	15,227
Collaboration contract assets	—	7,196
Other assets	9	33
Total assets	$543,788	$705,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,706	$8,265
Accrued expenses	28,540	53,932
CIRM award liability, current portion	—	4,000
Deferred revenue	1,110	42,226
Operating lease liabilities, current portion	5,977	5,628
Total current liabilities	41,333	114,051
Operating lease liabilities, net of current portion	98,977	103,710
Stock price appreciation milestones	701	3,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at September 30, 2023 and December 31, 2022; Class A Convertible Preferred shares issued and outstanding—2,761,108 at September 30, 2023 and 2,794,549 December 31, 2022	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding— 98,585,750 at September 30, 2023 and 97,294,917 at December 31, 2022	99	97
Additional paid-in capital	1,570,784	1,536,497
Accumulated other comprehensive loss	(499)	(1,854)
Accumulated deficit	(1,167,610)	(1,050,804)
Total stockholders’ equity	402,777	483,939
Total liabilities and stockholders’ equity	$543,788	$705,561

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Collaboration revenue	$1,944	$14,981	$61,857	$51,944
Operating expenses:
Research and development	34,275	79,817	140,780	233,263
General and administrative	18,948	21,555	63,513	62,648
Total operating expenses	53,223	101,372	204,293	295,911
Loss from operations	(51,279)	(86,391)	(142,436)	(243,967)
Other income:
Interest income	4,697	1,787	12,772	2,962
Change in fair value of stock price appreciation milestones	1,049	891	3,160	15,131
Other income	363	150	9,698	516
Total other income	6,109	2,828	25,630	18,609
Net loss	$(45,170)	$(83,563)	$(116,806)	$(225,358)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	88	128	1,355	(2,491)
Comprehensive loss	$(45,082)	$(83,435)	$(115,451)	$(227,849)
Net loss per common share, basic and diluted	$(0.46)	$(0.86)	$(1.19)	$(2.33)
Weighted-average common shares used to compute basic and diluted net loss per share	98,568,012	97,023,506	98,342,898	96,692,974

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Operating activities
Net loss	$(116,806)	$(225,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,397	8,916
Stock-based compensation	33,984	59,341
Accretion and amortization of premiums and discounts on investments, net	(8,492)	989
Amortization of collaboration contract assets	7,196	1,546
Deferred revenue	(41,116)	(959)
Change in fair value of stock price appreciation milestones	(3,160)	(15,131)
Grant income from CIRM award	(4,000)	—
Changes in operating assets and liabilities:
Accounts receivable	36,942	(1,547)
Prepaid expenses and other assets	14,512	(10,924)
Accounts payable and accrued expenses	(27,047)	10,865
Right-of-use assets and lease liabilities, net	(1,036)	(557)
Net cash used in operating activities	(95,626)	(172,819)
Investing activities
Purchases of property and equipment	(5,972)	(28,889)
Purchases of investments	(308,844)	(297,694)
Maturities of investments	382,128	440,222
Net cash provided by investing activities	67,312	113,639
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	265	7,690
Net cash provided by financing activities	265	7,690
Net change in cash, cash equivalents and restricted cash	(28,049)	(51,490)
Cash, cash equivalents and restricted cash at beginning of the period	76,560	148,810
Cash, cash equivalents and restricted cash at end of the period	$48,511	$97,320
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$168	$1,988
Right-of use assets obtained in exchange for lease obligations	$62	$682

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

As of September 30, 2023, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

In January 2023, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, extend cash runway and focus resources on the Company's most promising programs. In connection with the restructuring, the Company reduced its workforce by 60%. Affected employees were informed on January 5, 2023. The restructuring was completed by March 31, 2023.

The Company incurred charges of $12.9 million during the nine months ended September 30, 2023 for severance and other employee termination-related costs, of which $10.9 million were related to research and development expenses and $2.0 million were related to general and administrative expenses. As of September 30, 2023, all restructuring and related expenses have been fully recognized by the Company.

The Company has also evaluated the impact of the corporate restructuring and the overall micro- and macro-economic climate on the carrying value of its long-lived assets, property and equipment and operating lease assets. This process includes evaluating whether or not indicators of impairment exist. If the Company determines that indicators of impairment exist, the Company will begin a process that includes evaluating the estimated remaining lives of the long-lived assets, assessing any significant changes in their use, and determining any impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of September 30, 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$33,334	$82,093
Restricted cash	15,177	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$48,511	$97,320

For each of the nine months ended September 30, 2023 and 2022, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the SEC on February 28, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Stock Price Appreciation Milestones

The Company estimates the fair value of the stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center using a Monte Carlo simulation model, which relies on the Company’s current stock price as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. The Company accounts for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market at each reporting date. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the probability of achieving a specified clinical milestone, the expected volatility of the Company’s common stock, the risk-free interest rate, and the estimated term, which is based in part on the last valid patent claim date. The Company remeasures the fair value of the stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as non-operating income or expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (CARES) Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize an ERC when it is reasonably assumed the Company will comply with the conditions and the grant will be received and include in other income in the statement of operations. During the three months ended September 30, 2023, the Company did not record any such other income. The Company received a cash payment and recorded $0.2 million of other income during the three months ended September 30, 2022, and $5.1 million and $0.5 million of other income during the nine months ended September 30, 2023 and 2022, respectively.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of the Company's common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, the Company reassesses the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For stock awards for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The pre-funded warrants (Pre-Funded Warrants) associated with the January 2021 public equity offering (see Note 8) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

For the three and nine months ended September 30, 2023, the Company realized a net loss of $45.2 million and $116.8 million, respectively. Shares of potentially dilutive securities totaled 27.5 million for the three and nine months ended September 30, 2023, including 13.8 million shares associated with a hypothetical conversion of all outstanding shares of the Company’s Class A Convertible Preferred Stock, and an aggregate of 13.7 million shares of common stock issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units.

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

2. Collaboration and License Agreements

Janssen Collaboration and Option Agreement

On April 2, 2020 (the Janssen Agreement Effective Date), the Company entered into a Collaboration and Option Agreement (the Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson. Additionally, on the Janssen Agreement Effective Date, the Company entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, the Company received $100.0 million, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Additionally, the Company was entitled to receive full funding for the conduct of all research, preclinical development and Investigational New Drug Application (IND)-enabling activities performed by the Company under the Janssen Agreement.

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

On January 3, 2023, the Company received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ended March 31, 2023, the Company performed wind-down activities including discontinuing development of all collaboration product candidates under the Janssen Agreement. The Company was reimbursed for all wind-down activities.

In connection with the Janssen Agreement, the Company has incurred $17.1 million in sublicense fees to certain of its existing licensors as of September 30, 2023. The $17.1 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended September 30, 2023, the Company recognized no such expense. During the three months ended September 30, 2022, the Company recognized $0.8 million of such expense. During the nine months ended September 30, 2023 and 2022, the Company recognized $7.2 million and $3.1 million of such expense, respectively. As of September 30, 2023, there was no remaining balance on the Janssen Agreement contract asset.

The Company recognized revenue of $52.3 million under the Janssen Agreement for the nine months ended September 30, 2023, of which $41.2 million was previously deferred. Such revenue comprised $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise for the nine months ended September 30, 2023. The Company did not recognize any revenue during the three months ended September 30, 2023. The Company recognized revenue of $14.2 million and $48.3 million for three and nine months ended September 30, 2022, respectively. Such revenue comprised $10.0 million associated with research and development services and $4.2 million associated with the upfront fee and Equity Premium for the three months ended September 30, 2022, and, $31.2 million associated with research and development services and $17.1 million associated with the upfront fee and Equity Premium for the nine months ended September 30, 2022.

As of September 30, 2023, the Company has received $82.0 million in aggregate research and development fees from Janssen.

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, the Company is entitled to receive funding for the conduct of research and development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the Ono Amendment). Pursuant to the Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which the Company is eligible to share at least 50% of the profits and losses. The Company will continue to receive committed funding from Ono through September 2024 and has maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024 or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Under the Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

Under the terms of the Ono Agreement (as amended by the Ono Amendment), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, the Company is eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with the Royalties subject to certain reductions.

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

On November 7, 2022, Ono exercised its option for continued development of Candidate 2. Upon Ono's exercise, the Company granted Ono a license to develop and commercialize Candidate 2. The Company elected its preclinical option to co-develop and co-commercialize Candidate 2. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company determined the exercise represented an option with no material right under the Ono Agreement. The Company has completed its performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The Company and Ono will proceed with a joint development plan for the ongoing development of Candidate 2. The costs of this development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. During the three and nine months ended September 30, 2023, the Company recognized contra-research and development expense of $2.1 million and $5.9 million, respectively. As of September 30, 2023, the Company has received $4.4 million in aggregate cost-sharing payments from Ono.

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $7.8 million in sublicense consideration to existing licensors as of September 30, 2023. The $7.8 million in sublicense consideration represents an asset under ASC 340 and was amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the three and nine months ended September 30, 2023, the Company recognized no such expense, and during the three and nine months ended September 30, 2022, the Company recognized no such expense and $0.3 million of such expense, respectively.

The Company recognized revenue of $1.9 million and $9.5 million under the Ono Agreement for the three and nine months ended September 30, 2023, respectively. All such revenue was associated with research services for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized revenue of $0.8 million and $3.7 million under the Ono Agreement, respectively. Such revenue comprised $0.6 million associated with research services and $0.2 million associated with the upfront payment for the three months ended September 30, 2022, and $2.0 million associated with research services and $1.7 million associated with upfront payment for the nine months ended September 30, 2022.

As of September 30, 2023, the Company has received $31.5 million in aggregate research and development fees from Ono.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (Amended MSK License) with Memorial Sloan Kettering Cancer Center (MSK). The Amended MSK License amends and restates the Exclusive License Agreement entered into between the Company and MSK on August 19, 2016, pursuant to which the Company entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with chimeric antigen receptors (CARs).

Pursuant to the Amended MSK License, MSK granted to the Company additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T-cells, including the use of clustered regularly interspaced short palindromic repeat and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. The Company has the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case it is obligated to pay MSK a percentage of certain sublicense income received by the Company.

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

In July 2021, the Company achieved the specified clinical milestone for a licensed product under the Amended MSK License and the Company’s ten-trading day trailing average common stock price exceeded the first pre-specified threshold. As a result, the Company remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021.

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of September 30, 2023:

	As of September 30,	As of December 31,
	2023	2022
Risk-free interest rate	4.8%	4.0%
Expected volatility	83.2%	78.1%
Estimated term (in years)	15.3	16.0
Closing stock price as of remeasurement date	$2.12	$10.09

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2023, the Company recorded $1.0 million and $3.2 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of September 30, 2023, the Company recorded a liability of $0.7 million associated with the stock price appreciation milestones for the Amended MSK License.

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

Pursuant to the terms of the Award, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the Award as a grant and reversed the liability associated with the Award and recorded such amount in other income during the nine months ended September 30, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2023 and December 31, 2022 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2023
Classified as current assets:
U.S. Treasury debt securities	1 or less	$73,474	$(91)	$—	$73,383
Municipal securities	1 or less	32,197	(44)	—	32,153
Corporate debt securities	1 or less	54,230	(157)	—	54,073
Commercial paper	1 or less	156,998	(207)	—	156,791
Total short-term investments		$316,899	$(499)	$—	$316,400

December 31, 2022
Classified as current assets:
U.S. Treasury debt securities	1 or less	$79,251	$(263)	$37	$79,025
Non-US government securities	1 or less	2,425	(2)	—	2,423
Municipal securities	1 or less	18,963	(208)	—	18,755
Corporate debt securities	1 or less	123,996	(1,138)	3	122,861
Commercial paper	1 or less	152,056	(230)	4	151,830
Total short-term investments		$376,691	$(1,841)	$44	$374,894
Classified as non-current assets:
Municipal securities	Greater than 1	$5,000	$(58)	$—	$4,942
Total long-term investments		$5,000	$(58)	$—	$4,942

As of September 30, 2023 and December 31, 2022, the Company had $1.0 million and $0.8 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2023
U.S. Treasury debt securities	$69,394	$(91)	$—	$—	$69,394	$(91)
Municipal securities	21,266	(17)	4,973	(27)	26,239	(44)
Corporate debt securities	54,073	(157)	—	—	54,073	(157)
Commercial paper	118,402	(207)	—	—	118,402	(207)
Total	$263,135	$(472)	$4,973	$(27)	$268,108	$(499)

December 31, 2022
U.S. Treasury debt securities	$51,246	$(163)	$9,898	$(100)	$61,144	$(263)
Non-U.S. government securities	2,424	(2)	—	—	2,424	(2)
Municipal securities	14,765	(193)	8,933	(73)	23,698	(266)
Corporate debt securities	45,621	(174)	71,625	(964)	117,246	(1,138)
Commercial paper	66,455	(230)	—	—	66,455	(230)
Total	$180,511	$(762)	$90,456	$(1,137)	$270,967	$(1,899)

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During each of the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

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

Level 2: Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly; and

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023
Financial assets:
Money market funds	$33,334	$33,334	$—	$—
U.S. Treasury debt securities	73,383	73,383	—	—
Municipal securities	32,153	—	32,153	—
Corporate debt securities	54,073	—	54,073	—
Commercial paper	156,791	—	156,791	—
Total financial assets measured at fair value on a recurring basis	$349,734	$106,717	$243,017	$—

Financial liabilities:
Stock price appreciation milestones	$701	$—	$—	$701
Total financial liabilities measured at fair value on a recurring basis	$701	$—	$—	$701

As of December 31, 2022
Financial assets:
Money market funds	$61,333	$61,333	$—	$—
U.S. Treasury debt securities	79,025	79,025	—	—
Non-U.S. government securities	2,423	—	2,423	—
Municipal securities	23,697	—	23,697	—
Corporate debt securities	122,861	—	122,861	—
Commercial paper	151,830	—	151,830	—
Total assets measured at fair value on a recurring basis	$441,169	$140,358	$300,811	$—

Financial liabilities:
Stock price appreciation milestones	$3,861	$—	$—	$3,861
Total financial liabilities measured at fair value on a recurring basis	$3,861	$—	$—	$3,861

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

There were no Level 3 assets held by the Company as of September 30, 2023.

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

A small change in the assumptions and other inputs, such as the price of the Company’s common stock, may have a relatively large change in the estimated fair value of the stock price appreciation milestones and associated liability and expense. For example, keeping all other variables constant, a hypothetical 10% increase in the stock price at September 30, 2023 from $2.12 to $2.33 per share would have decreased the income recorded during the three months ended September 30, 2023 by $0.1 million related to the stock price appreciation milestones. Keeping all other variables constant, a hypothetical 10% decrease in the stock price at September 30, 2023 from $2.12 to $1.91 per share would have increased the income recorded during the three months ended September 30, 2023 by $0.1 million related to the stock price appreciation milestones.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(3,160)
Balance at September 30, 2023	$701

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued clinical trial related costs	$10,851	$16,858
Accrued payroll and other employee benefits	9,055	17,899
Accrued other	8,634	19,175
Total current accrued expenses	$28,540	$53,932

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

As of September 30, 2023, future undiscounted minimum contractual payments under the Company’s operating leases were $166.5 million, which will be paid over a remaining weighted-average lease term of 10.9 years. The weighted-average discount rate for the operating lease liabilities was 8.34%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Straight-line lease expense	$3,456	$3,620	$6,817	$10,754
Variable lease expense	467	615	1,578	1,910
Total operating lease expense	$3,923	$4,235	$8,395	$12,664

No short-term lease expense was recognized during the three and nine months ended September 30, 2023 and 2022.

Future undiscounted minimum lease payments under the Company’s operating leases as of September 30, 2023 are as follows (in thousands):

Operating Lease Payments
Remaining 2023	$3,614
2024	14,659
2025	15,087
2026	15,540
2027	16,006
2028	15,057
Thereafter	86,579
Total undiscounted lease payments	$166,542
Less: imputed interest	(61,588)
Total lease liability	$104,954

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

Sublease income is recognized in other income. Sublease income for the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sublease income	$273	$—	$456	$—

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of Class A Convertible Preferred Stock, $0.001 par value per share (the Class A Preferred), at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. In April 2023, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock which amends the definition of Beneficial Ownership Limitation to be 14.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to a Notice of Conversion. In April 2023, 33,441 shares of the Company's Class A Preferred were converted into 167,205 shares of the Company's common stock.

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

During the year ended December 31, 2019, 25,000 shares of the Class A Preferred were converted into 125,000 shares of the Company's common stock.

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

As of September 30, 2023, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the year ended September 30, 2023:

	Number of Options	Weighted- Average Price
Balance at December 31, 2022	7,267,226	$22.37
Granted	5,525,000	6.66
Exercised	(93,787)	3.24
Cancelled	(2,361,503)	22.23
Balance at September 30, 2023	10,336,936	$14.17

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2022	5,862,733	$48.13
Granted	1,161,540	6.68
Vested	(1,029,841)	42.83
Cancelled	(2,626,107)	45.02
Balance at September 30, 2023	3,368,325	$37.77

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$4,783	$12,446	$16,690	$38,710
General and administrative	5,321	7,022	17,294	20,631
Total	$10,104	$19,468	$33,984	$59,341

As of September 30, 2023, the unrecognized compensation cost related to outstanding options was $27.7 million and is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

As of September 30, 2023, the unrecognized compensation cost related to restricted stock units was $49.1 million which is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.8%	1.9%
Expected volatility	89.6%	76.2%
Expected term (in years)	6.4	5.8
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2023 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	2,794,549	$3	97,294,917	$97	$1,536,497	$(1,854)	$(1,050,804)	$483,939
Exercise of stock options, net of issuance costs	—	—	68,847	—	222	—	—	222
Issuance of common stock upon vesting of restricted stock units	—	—	827,251	1	—	—	—	1
Stock-based compensation	—	—	—	—	10,983	—	—	10,983
Unrealized gain on investments	—	—	—	—	—	1,208	—	1,208
Net loss	—	—	—	—	—	—	(18,881)	(18,881)
Balance at March 31, 2023	2,794,549	$3	98,191,015	$98	$1,547,702	$(646)	$(1,069,685)	$477,472
Exercise of stock options, net of issuance costs	—	—	24,940	—	81	—	—	81
Issuance of common stock upon vesting of restricted stock units	—	—	139,558	—	—	—	—	—
Conversion of preferred shares to common stock	(33,441)	—	167,205	1	—	—	—	1
Stock-based compensation	—	—	—	—	12,897	—	—	12,897
Unrealized gain on investments	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(52,755)	(52,755)
Balance at June 30, 2023	2,761,108	$3	98,522,718	$99	$1,560,680	$(587)	$(1,122,440)	$437,755
Exercise of stock options, net of issuance costs	—	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	63,032	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,104	—	—	10,104
Unrealized gain on investments	—	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	—	(45,170)	(45,170)
Balance at September 30, 2023	2,761,108	$3	98,585,750	$99	$1,570,784	$(499)	$(1,167,610)	$402,777

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2022 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	2,794,549	$3	95,726,962	$96	$1,448,584	$(762)	$(769,083)	$678,838
Exercise of stock options, net of issuance costs	—	—	398,415	—	3,001	—	—	3,001
Issuance of common stock upon vesting of restricted stock units	—	—	412,707	1	—	—	—	1
Stock-based compensation	—	—	—	—	19,331	—	—	19,331
Unrealized loss on investments	—	—	—	—	—	(2,088)	—	(2,088)
Net loss	—	—	—	—	—	—	(65,690)	(65,690)
Balance at March 31, 2022	2,794,549	$3	96,538,084	$97	$1,470,916	$(2,850)	$(834,773)	$633,393
Exercise of stock options, net of issuance costs	—	—	251,486	—	3,184	—	—	3,184
Issuance of common stock upon vesting of restricted stock units	—	—	73,227	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,542	—	—	20,542
Unrealized loss on investments	—	—	—	—	—	(531)	—	(531)
Net loss	—	—	—	—	—	—	(76,105)	(76,105)
Balance at June 30, 2022	2,794,549	$3	96,862,797	$97	$1,494,642	$(3,381)	$(910,878)	$580,483
Exercise of stock options, net of issuance costs	—	—	181,688	—	1,487	—	—	1,487
Issuance of common stock upon vesting of restricted stock units	—	—	67,724	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,468	—	—	19,468
Issuance costs from public offering of common stock	—	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	128	—	128
Net loss	—	—	—	—	—	—	(83,563)	(83,563)
Balance at September 30, 2022	2,794,549	$3	97,112,209	$97	$1,515,597	$(3,253)	$(994,441)	$518,003

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

In September 2018, we entered into a collaboration and option agreement (Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono) for the joint development and commercialization of off-the-shelf, iPSC-derived chimeric antigen receptor (CAR) T-cell product candidates for the treatment of cancer. In June 2022, we entered into an amendment (Ono Amendment) to the Ono Agreement to expand the collaboration to include the research and development of off-the-shelf, iPSC-derived CAR NK-cell product candidates, and pursuant to the Ono Agreement, Ono agreed to provide novel binding domains targeting a second solid tumor antigen under the collaboration.

In April 2020, we entered into a collaboration and option agreement with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson (Janssen Agreement), for the development and commercialization of off-the-shelf, iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. Through the period ending December 31, 2022, Janssen had exercised a commercial option for two collaboration candidates: an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of B-cell lymphoma, for which the U.S. Food and Drug Administration (FDA) allowed an Investigational New Drug (IND) application in December 2022; and an iPSC-derived, CAR-targeted NK cell product candidate for the treatment of multiple myeloma, for which the companies were preparing to submit an IND application to the FDA in early 2023. On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination of the Janssen Agreement took effect on April 3, 2023, and during the three months ended March 31, 2023, we performed wind-down activities, including discontinuing development of all collaboration product candidates, including two product candidates that were expected to enter the clinic in 2023.

In January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs.

We were incorporated in Delaware in 2007 and are headquartered in San Diego, CA. Since our inception in 2007, we have devoted substantially all of our resources to our cell programming approach and the research and development of our product candidates, the creation, licensing and protection of related intellectual property, and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will remain significant in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned preclinical studies and clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we may enter into with clinical research organizations (CROs) for the execution and management of certain clinical trials, including trials outside of the United States;
•
conduct Good Manufacturing Practice (GMP) production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and Investigational New Drug application (IND)-enabling preclinical development;
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
•
continue our business operations at our corporate headquarters, including maintaining internal GMP production capabilities; and
•
continue operating as a public company and support our operations.

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

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into the Janssen Agreement. Additionally, on the Janssen Agreement Effective Date, we entered into a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, we received $100.0 million, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Additionally, we are entitled to receive fees for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement.

We determined the common stock purchase by JJDC represented a premium of $9.93 per share, or $16.0 million in aggregate (the Equity Premium), and the remaining $34.0 million was recorded as issuance of common stock in shareholders’ equity.

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind down activities, including discontinuing development of all collaboration product candidates under the Janssen Agreement. We were reimbursed for all wind down activities associated with the termination of the Janssen Agreement during the second quarter of this year.

During the nine months ended September 30, 2023, we recognized $52.3 million of collaboration revenue under the Janssen Agreement, of which $41.2 million was previously deferred. We did not recognize any revenue during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, we recognized $14.2 million and $48.3 million of collaboration revenue, respectively, under the Janssen Agreement.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

During the three and nine months ended September 30, 2023, we recognized $1.9 million and $9.5 million of collaboration revenue, respectively, and $2.1 million and $5.9 million of contra-research and development expense, respectively, under the Ono Agreement. During the three and nine months ended September 30, 2022, we recognized $0.8 million and $3.7 million of collaboration revenue, respectively, under the Ono Agreement.

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts such as the ongoing conflict in Ukraine and Israel/Hamas conflict on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). In November 2019, we submitted an IND application for FT516 in advanced solid tumors. As of September 30, 2023, we have received aggregate disbursements under the Award in the amount of $4.0 million.

Pursuant to the terms of the Award, we, in our sole discretion, have the option to treat the Award either as a loan or as a grant. During the first quarter of 2023, we elected to treat the Award as a grant and reversed the liability associated with the Award and recorded such amount in other income during the nine months ended September 30, 2023.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (CARES) Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. In connection with the CARES Act, we adopted a policy to recognize an ERC when it is reasonably assumed we will comply with the conditions and the grant will be received and include in other income in the statement of operations. During the three months ended September 30, 2023, the Company did not record any such income. The Company received a cash payment and recorded $0.2 million of other income during the three months ended September 30, 2022, and $5.1 million and $0.5 million of other income during the nine months ended September 30, 2023 and 2022, respectively.

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

The estimates and judgments involved in our accounting policies as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2023.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Increase/
	2023	2022	(Decrease)
Collaboration revenue	$1,944	$14,981	$(13,037)
Research and development expense	34,275	79,817	(45,542)
General and administrative expense	18,948	21,555	(2,607)
Total other income	6,109	2,828	3,281

Collaboration Revenue. During the three months ended September 30, 2023 and 2022, we recognized revenue of $1.9 million and $15.0 million, respectively, under our collaboration agreements with Janssen and Ono. The decrease in collaboration revenue was primarily attributable to the Janssen contract termination.

Research and development expenses. Research and development expenses were $34.3 million for the three months ended September 30, 2023, compared to $79.8 million for the three months ended September 30, 2022. The decrease in research and development expenses was attributable primarily to the following:

•
$19.4 million decrease in employee compensation and benefits expense, including a $7.6 million decrease in employee stock-based compensation expense;
•
$12.5 million decrease in third-party professional consultant and clinical trial related expense; and
•
$11.3 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $18.9 million for the three months ended September 30, 2023, compared to $21.6 million for the three months ended September 30, 2022. The decrease in general and administrative expenses was attributable primarily to a $3.5 million decrease in employee compensation and benefits expense, including a $1.7 million decrease in employee stock-based compensation expense, partially offset by an increase to patent and legal expenses of $2.1 million.

Other income (expense), net. Other income (expense), net was $6.1 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, we recorded $1.0 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended September 30, 2022, we recorded $0.9 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		Increase/
	2023	2022	(Decrease)
Collaboration revenue	$61,857	$51,944	$9,913
Research and development expense	140,780	233,263	(92,483)
General and administrative expense	63,513	62,648	865
Total other income	25,630	18,609	7,021

Collaboration Revenue. During the nine months ended September 30, 2023 and 2022, we recognized revenue of $61.9 million and $51.9 million, respectively, under our collaboration agreements with Janssen and Ono. The increase in collaboration revenue was attributable to the recognition of deferred revenue balances associated to the Janssen contract termination.

Research and development expenses. Research and development expenses were $140.8 million for the nine months ended September 30, 2023, compared to $233.3 million for the nine months ended September 30, 2022. The decrease in research and development expenses was attributable primarily to the following:

•
$44.7 million decrease in employee compensation and benefits expense, including $22.0 million decrease in employee stock-based compensation expense;
•
$34.9 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$18.2 million decrease in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $63.5 million for the nine months ended September 30, 2023, compared to $62.6 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was attributable primarily to a $10.1 million increase in patent and legal expenses, partially offset by a decrease of $7.5 million in employee compensation and benefits expense, including a $3.3 million decrease in employee stock-based compensation expense.

Other income (expense), net. Other income (expense), net was $25.6 million and $18.6 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we recorded $4.0 million in income attributable to the CIRM Award, $5.1 million in income attributable to the ERC, and $3.2 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended September 30, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the nine months ended September 30, 2022, we recorded $15.1 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the nine months ended September 30, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2023, we had an accumulated deficit of $1.2 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $95.6 million compared to cash used in operating activities of $172.8 million during the nine months ended September 30, 2022. The primary driver of this change in cash used in operating activities was our decrease in net loss.

Agreement with Janssen Biotech, Inc.

On April 2, 2020 (the Janssen Agreement Effective Date), we entered into the Janssen Agreement to develop iPSC-derived CAR NK- and CAR T-cell product candidates for the treatment of cancer. Pursuant to the Janssen Agreement, Janssen had agreed to contribute proprietary antigen binding domains directed to up to four (4) tumor-associated antigen targets (the Janssen Cancer Targets). Additionally, on the Janssen Agreement Effective Date, we entered into the Stock Purchase Agreement. Under the terms of the Janssen Agreement and the Stock Purchase Agreement collectively, we received $100.0 million as of the Janssen Agreement Effective Date, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. Of the $50.0 million equity investment, $16.0 million represented a premium over the fair value of our common stock and was classified under operating activities.

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

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind-down activities with Janssen, including discontinuing development of all collaboration product candidates under the Janssen Agreement.

In connection with the Janssen Agreement, we incurred $17.1 million in sublicense fees to certain of our existing licensors, all of which has been paid as of September 30, 2023. The $17.1 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and has been amortized to research and development expense ratably with our revenue recognition under the Janssen Agreement.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (each a Candidate and collectively the Candidates). Under the terms of the Ono Agreement, Ono paid to us an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono pays us annual research and development fees set forth in the annual budget included in the joint development plan, which fees are estimated to be $20.0 million in aggregate over the course of the joint development plan. Further, under the terms of the Ono Agreement, Ono had agreed to pay us up to an additional $40.0 million, subject to the achievement of a preclinical milestone and the exercise by Ono of its options to obtain exclusive licenses to develop and commercialize the Candidates. Such fees are in addition to the upfront payment and research and development fees.

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

Subject to Ono’s exercise of its options to obtain exclusive licenses to develop and commercialize Candidate 2 or Candidate 3 and to the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to the Candidate in specified territories, we are entitled to receive an aggregate of up to $843.0 million in additional milestone payments for each Candidate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate as described above. As of September 30, 2023, we have not received any milestone payments other than the $10.0 million associated with the Ono Letter Agreement in December 2020 and $12.5 million associated with the option exercise in November 2022. We are also eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in specified territories, with such royalties subject to certain reductions. As of September 30, 2023, no royalties have been paid to us under the Ono Agreement, the Ono Letter Agreement or the Ono Amendment.

As a direct result of our entry into the Ono Agreement, the Ono Letter Agreement and the Ono Amendment, we incurred an aggregate of $7.8 million in sublicense consideration to certain of our existing licensors, all of which has been paid as of September 30, 2023. The $7.8 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs and is amortized to research and development expense ratably with our revenue recognition under the Ono Agreement.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, we entered into the Amended MSK License. The Amended MSK License amended and restated the Exclusive License Agreement entered into between us and MSK on August 19, 2016, pursuant to which we entered into an exclusive license agreement with MSK for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

Pursuant to the Amended MSK License, MSK granted us additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T-cells, including the use of clustered regularly interspaced short palindromic repeat and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. We have the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSK License, in which case we are obligated to pay MSK a percentage of certain sublicense income received.

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

In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021. As of September 30, 2023, we recorded a liability of $0.7 million associated with the remaining stock price appreciation milestones for the Amended MSK License.

Investing Activities

During the nine months ended September 30, 2023, investing activities provided cash of $67.3 million compared to cash provided by investing activities of $113.6 million during the nine months ended September 30, 2022. The change was primarily attributable to a decrease in the acquisitions of property and equipment of $6.0 million during the nine months ended September 30, 2023 compared to the acquisitions of property and equipment of $28.9 million during the nine months ended September 30, 2022. All other investing activities for the periods presented were attributable to the purchase and maturities of investments.

Financing Activities

For the nine months ended September 30, 2023, financing activities provided cash of $0.3 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the nine months ended September 30, 2022, financing activities provided cash of $7.7 million, which primarily consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through September 30, 2023, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2023, we had aggregate cash and cash equivalents and investments of $349.7 million.

Registration Statement on Form S-3

In November 2021, we filed an automatic shelf registration statement (File No. 333-260772), which became effective upon filing. The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the automatic shelf registration statement are established at the time of such offering. Additionally, we entered into a sales agreement with Jefferies LLC (Jefferies) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $350.0 million through Jefferies as the sales agent pursuant to the automatic shelf registration statement.

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

We believe our existing cash and cash equivalents and investments as of September 30, 2023, will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and acts of war such as the ongoing conflict in Ukraine and Hamas’ attack against Israel and the ensuing war. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity, debt securities, or through existing or future potential collaborations. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, the full impact of rising inflation rates, global political and economic instability, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts, including the ongoing conflict in Ukraine and the Israel/Hamas conflict, on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, and these events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

Our forecast of the period of time through which our existing cash and cash equivalents and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the initiation, timing, progress, size, duration, costs and results of our clinical trials and preclinical studies for our product candidates, including the timing and costs of manufacturing activities to support such clinical trials and preclinical studies;
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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including the ongoing conflict in Ukraine and the Israel/Hamas conflict, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, our cash and cash equivalents consisted of cash and money market mutual funds, and our investments consisted of United States treasuries and corporate debt securities with maturities up to thirty-six months from the date of acquisition. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the relatively short-term nature and low risk profile of the instruments in our portfolio, a 10% change in market interest rates would not have a material impact on our financial condition and/or results of operations.

Stock Price Sensitivity

We entered into a license agreement with MSK under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK cells derived from iPSCs engineered with CARs. MSK is eligible to receive certain milestone payments totaling up to $75.0 million in the event a licensed product achieves a specified clinical milestone, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. In July 2021, we achieved a specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted the first milestone payment of $20.0 million to MSK during the year ended December 31, 2021. As of September 30, 2023, the estimated fair value of the stock price appreciation milestones was $0.7 million.

Changes in the price of our common stock as of each balance sheet date may cause a relatively large change in the estimated fair value of the stock price appreciation milestones and the associated liability and resulting expense or gain. See Note 5 to our unaudited condensed consolidated financial statements for a related sensitivity analysis.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

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

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). On June 7, 2023, we and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. On July 14, 2023 each party filed motions for summary judgment. On August 30, 2023, the court granted Shoreline’s motion for summary judgment and denied our motion for partial summary judgment as moot. Judgment in favor of Shoreline was entered on August 31, 2023. On October 16, 2023, the district court denied Shoreline’s motion for an award of costs and attorney’s fees. On September 27, 2023, we and Whitehead filed a Notice of Appeal with the Court of Appeals for the Federal Circuit challenging the trial court’s claim construction and grant of summary judgment in favor of the defendants; the defendants cross-appealed challenging the district court’s earlier denial of a motion to dismiss and partial motion for summary judgment on other grounds. The Federal Circuit docketed the case on October 5, 2023. There can be no assurance that we will prevail on any such appeal.

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleges that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to the Company’s collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint in its entirety. Under the current schedule, briefing on our motion to dismiss will be completed on December 6, 2023, after which the court will rule on the motion. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California. The derivative lawsuit names members of the Company’s board of directors and certain officers as defendants. The Company is named as a nominal defendant. The plaintiff asserts derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. On August 14, 2023, the court stayed the derivative lawsuit pending the court’s decision on our motion to dismiss in the Securities Action filed September 22, 2023. We intend to vigorously defend against this action.

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
•
difficulties in manufacturing or distributing a product candidate, including the inability to manufacture and distribute a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under protocols and processes and with materials and facilities acceptable to the United States Food and Drug Administration (FDA) for the conduct of clinical trials or for marketing approval;
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

For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We also announced the termination of our Collaboration and Option Agreement with Janssen Biotech, Inc. (Janssen), which took effect on April 3, 2023. As a result of the termination, we performed wind-down activities for the collaboration in the first quarter of 2023, including winding down the development of two product candidates that were expected to enter the clinic in 2023.

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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to any future public health crises or other serious disasters or the ongoing conflict in Ukraine, Israel/Hamas conflict, or other factors;

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, war or armed conflicts such as the ongoing conflict in Ukraine and the Israel/Hamas conflict, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Because our product candidates are based on novel technologies, it is difficult to predict the regulatory approval process and the time, the cost and our ability to successfully initiate, conduct and complete clinical development, and obtain the necessary regulatory and reimbursement approvals, required for commercialization of our product candidates, if approved.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflict in Ukraine and the Israel/Hamas conflict.

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

Our lack of control over the research funding for, and the development and commercialization of, certain of our product candidates being developed under the Ono Agreement and any other product candidates that we may develop under a future arrangement could cause delays or other difficulties in the development and commercialization of any of our product candidates, which may prevent completion of research and development activities and intended regulatory filings in a timely fashion, if at all. Because we expect to continue to rely on our current collaborator and to enter into new collaborations in the future, the development and commercialization of any of our product candidates could be substantially delayed, and our ability to receive future funding could be substantially impaired, if one or more of our current or future collaborators:

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

As a result of any public health crises, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of any public health crises, natural disasters (including due to the effects of climate change), the ongoing conflict in Ukraine, Hamas’ attack against Israel and the ensuing war, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

We are and may become involved in litigation or other proceedings from time to time relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, in May 2022, we filed a patent infringement lawsuit in the Southern District of California against Shoreline Biosciences, Inc. (see “Item 1. Legal Proceedings” for a more detailed description of this matter). When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Risks Related to Our Business and Industry

The success of our existing product candidates is substantially dependent on developments within the field of cellular immunotherapy, and specifically developments relating to the use of pluripotent or genome edited cells for the manufacture of cellular therapeutics, the majority of which are beyond our control.

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

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. The loss of any members of our senior management team, such as the departures of certain of our executive officers in 2023, could adversely impact our operations if we experience difficulties in recruiting and hiring qualified successors. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we mis-classify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our employees or third party service providers may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee or third party service provider fraud or other misconduct. Misconduct by employees or third party service providers could include intentional failures to comply with the regulations of the FDA or foreign regulators, to provide accurate information to the FDA or foreign regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Employee or third party service provider misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. If any actions alleging such conduct are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business, including the imposition of significant fines or other sanctions.

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

As of September 30, 2023, our cash and cash equivalents and investments were $349.7 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment and interest obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the ongoing conflict in Ukraine and the Israel/Hamas conflict on the global economy remain unknown and difficult to predict, these events caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflict in Ukraine and the Israel/Hamas conflict; and
•
general economic and market conditions, including inflationary pressures and stock market volatility.

These and other market and industry factors, including the effects of any future public health crises or other public health concerns, wars or armed conflicts, including Hamas’ attack against Israel and the ensuing war and the ongoing conflict in Ukraine, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

Changes in our stock price may also trigger financial obligations under our licensing arrangements. For example, pursuant to the terms of the Amended MSK License, MSK is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSK is contingent upon certain increases in the price of our common stock following the date of achievement of a specified clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under the Amended MSK License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. Accordingly, MSK received the first milestone payment of $20.0 million in November 2021; however, uncertainty of the price of our common stock results in an inability to ascertain the precise timing of any remaining future milestone payments in advance.

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

As of October 31, 2023, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 53.6% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 58.3%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and in June 2023, a derivative action was filed in the same court (see "Item 1. Legal Proceedings" for a more detailed description of this matter). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, wars or armed conflicts, including Hamas’ attack against Israel and the ensuing war and the ongoing conflict in Ukraine, interest rate fluctuations, rising inflations or recession, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy, and rising inflation could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the ongoing conflict in Ukraine, the Israel/Hamas conflict, current economic climate and financial market conditions could adversely impact our business.

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

Geopolitical risks associated with the ongoing military conflict between Russia and Ukraine and Hamas’ attack against Israel and the ensuing war could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

There are ongoing conflicts, including between Russia and Ukraine and between Hamas and Israel. Although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Sanctions imposed by the U.S., Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials, the financial markets and the global economy.

We continue to monitor any adverse impact that the outbreak of war and the subsequent institution of sanctions by the United States and other countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and third parties with whom we conduct business.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) None.

b) None.

c) Rule 10b5-1 Trading Plans

During the period covered by this Quarterly Report on Form 10-Q, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Description of Securities	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: November 8, 2023	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)