Form 10-K
period 2023-12-31
FATE THERAPEUTICS INC
filed 2024-02-26
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $462,000,000 as of June 30, 2023 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 20, 2024 was 99,237,508.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023 pursuant to Regulation 14A, in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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

•
Development of our product candidates will require substantial additional funding, which, if available, may cause dilution to our stockholders, and without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, and we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
Our product candidates and programs represent novel therapeutic approaches to treating cancer and autoimmune disease, and our product candidates may cause undesirable side effects or have other properties that could delay or halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived NK cell and T-cell product candidates currently undergoing clinical development. We may elect to deprioritize or discontinue the clinical development of one or more of our product candidates for any number of reasons, including due to changes in our business strategy, in our prioritization of our product candidates, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to discontinue clinical development in one disease area in order to pursue the development of such product candidate in another disease area.
•
We use iPSC technology and gene-editing technology in the creation of our product candidates. Both technologies are relatively new technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval. If we are unable to use these technologies in the creation of our product candidates, our business would be significantly harmed.
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
•
Initial, interim and preliminary data from our preclinical studies or clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, results from our ongoing or future clinical trials involving our product candidates may differ materially from initial, interim and preliminary data.
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
•
We have limited experience manufacturing our product candidates on a clinical scale, and no experience manufacturing on a commercial scale. Any failure to manufacture sufficient quantities of our product candidates consistently and at acceptable quality and costs may result in delays to our clinical development plans and impair our ability to obtain approval for, or commercialize, our product candidates and would materially and adversely affect our business.
•
We depend on third-party suppliers, including sole source suppliers, for the provision of reagents, materials, devices and equipment that are used by us in the production of our product candidates, the loss of which could adversely impact our ability to conduct our clinical trials or commercialize our product candidates, if approved.
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
•
We have a limited operating history, have incurred significant losses since our inception, and anticipate that we will continue to incur significant losses for the foreseeable future, including in connection with the potential development of our product candidates.
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
•
The success of our existing and any future product candidates is substantially dependent on developments within the fields of cancer and autoimmunity, and on changes to the competitive therapeutic landscape and clinical treatment standards, the majority of which are beyond our control.
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business.
•
Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.
•
Our stock price is subject to fluctuation based on a variety of factors.
•
Global economic and market conditions, any continued and prolonged public health emergency similar to the COVID-19 pandemic, wars and armed conflicts, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, could adversely impact various aspects of our business, results of operations and financial condition, and could cause disruptions to our supply chain and the development and manufacture of our product candidates.

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
•
the potential of our technology platform, including our iPSC product platform, and our ability to leverage our platform in our research, development and commercialization activities for our product candidates;
•
our ability to manufacture our product candidates for clinical development and, if approved, for commercialization, and the timing and costs of such manufacture;
•
our ability to source clinical and, if approved, commercial materials and supplies used to manufacture our product candidates;
•
the performance of third parties in connection with the development of our product candidates, including third parties conducting our clinical trials as well as third-party suppliers;
•
our ability to attract, successfully partner with, and retain strategic collaborators with development, regulatory and commercialization expertise;
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

•
our ability to compete with rapidly evolving therapeutic technologies and respond to other developments relating to our competitors and our industry; and
•
other risks and uncertainties, including those described under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of programmed cellular immunotherapies to patients with cancer and autoimmune diseases. Our development of programmed cellular immunotherapies is based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used to mass produce multiplexed-engineered, cellular immunotherapies which are well-defined and uniform in composition, can be stored in inventory for off-the-shelf availability, can be combined and administered with standard-of-care therapies, and can have significant patient reach.

Utilizing our proprietary iPSC product platform, we are advancing off-the-shelf, multiplexed-engineered natural killer (NK) cell and T-cell product candidates which are selectively designed, incorporate novel synthetic controls of cell function, and are intended to deliver multiple therapeutic mechanisms to patients for the treatment of cancer and autoimmune disease. We have a deep pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted NK cell and T-cell product candidates currently under development with multiple clinical trials ongoing:

Program	Indication	CAR Target(s)	# of Synthetic Controls	Development Stage	Partner
Oncology - Hematologic Malignancies
FT819	B-cell Malignancies	CD19	2	Phase 1
FT522	B-cell Lymphoma	CD19; 41BB	5	Phase 1
FT576	Multiple Myeloma	BCMA	4	Phase 1
Oncology - Solid Tumors
FT825	Solid Tumors	HER2	7	Phase 1	Ono
Undisclosed	Solid Tumors	Not disclosed	Not disclosed	Preclinical	Ono
Autoimmune Diseases
FT819	Systemic Lupus Erythematosus	CD19	2	Phase 1
FT522	Undisclosed	CD19; 41BB	5	Preclinical

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential, and compelling evidence of medical benefit for cell therapy exists across a broad spectrum of severe, life-threatening diseases. Clinical investigation of cellular immunotherapy has been rapidly expanding. One particular form of cell-based cancer immunotherapy, CAR T-cell therapy, has emerged as a revolutionary and potentially curative treatment for patients with certain hematologic malignancies. In fact, multiple CAR T-cell therapies have now been approved by the United States Food and Drug Administration (FDA) for the treatment of relapsed / refractory B-cell malignancies and relapsed / refractory multiple myeloma.

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

Human iPSCs possess the unique dual properties of unlimited self-renewal and differentiation potential into all cell types of the body. Our proprietary iPSC product platform combines multiplexed-engineering of human iPSCs with single-cell selection to create clonal master iPSC lines. Rather than rely on the use of donor cells, or a patient’s own cells, we seek to use clonal master iPSC lines to manufacture, develop and commercialize CAR NK cell and CAR T-cell product candidates which are selectively designed, incorporate novel synthetic controls of cell function, can be mass produced at significant scale in a cost-effective manner, are well-defined and uniform in composition, and can be stored in inventory and delivered off-the-shelf to maximize patient reach. We believe our therapeutic approach is uniquely designed to overcome numerous limitations associated with the production of cell therapies using patient- or donor-sourced cells. Our proprietary iPSC product platform is supported by an intellectual property portfolio of over 500 issued patents and 500 pending patent applications.

Our Strategy

Our mission is to bring off-the-shelf, iPSC-derived cellular immunotherapies with disease-transforming potential to patients with cancer and autoimmune diseases. The key pillars of our strategy include:

•
Advance our industry-leading iPSC product platform. Human iPSCs, with their unique capacity to be indefinitely expanded and differentiated in culture into any cell type of the body, hold revolutionary potential for creating better cell therapies. The groundbreaking discovery that fully-differentiated human cells can be induced to a pluripotent state through the expression of certain genes was recognized with the 2012 Nobel Prize in Science and Medicine. We believe iPSCs can be used to overcome key limitations inherent to the manufacture, development and commercialization of today’s cell therapies, including the requirement to source, isolate, engineer and expand cells from an individual patient or healthy donor with each batch of production. These batch-to-batch manufacturing requirements are logistically complex and expensive, and can result in variable cell product identity, purity and potency as well as manufacturing failures.

We have established a proprietary iPSC product platform and have amassed significant internal expertise in the production of off-the-shelf, multiplexed-engineered, iPSC-derived NK and T-cell product candidates for therapeutic use. Our proprietary iPSC product platform includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating, qualifying, and cryopreserving clonal master iPSC lines; differentiating clonal master cell iPSC lines to produce NK cells and T-cells at scale; cryopreserving and storing iPSC-derived NK cells and T-cells under conditions that support multi-year stability; applying our regulatory experience and quality expertise to enable clinical investigation of off-the-shelf, multiplexed-engineered, iPSC-derived cellular immunotherapy candidates. We have established and operate our own fully-integrated Good Manufacturing Practice (GMP) facility for scaled manufacture of iPSC-derived NK cells and T-cells, which is intended to support all phases of clinical development as well as initial commercialization.

•
Apply our proprietary iPSC product platform to develop and commercialize off-the-shelf, iPSC-derived, cell-based cancer immunotherapies. While autologous CAR T-cell therapies have emerged as highly effective treatments for patients with relapsed / refractory hematologic malignancies, adoption of FDA-approved CAR T-cell therapy has been relatively modest to date due to complex logistics, high cost, manufacturing capacity constraints, and toxicities that necessitate administration only in large hospitals and treatment centers with intensive care units, as compared to more accessible outpatient infusion centers and community hospitals. In addition, autologous CAR T-cell therapies for the treatment of solid tumors have been hampered by tumor-associated antigen heterogeneity, inefficient CAR T-cell trafficking to the tumor, and immunosuppression inherent to the tumor microenvironment, and there are no FDA-approved CAR T-cell therapies for the treatment of solid tumors.

We believe there is significant opportunity for the development of iPSC-derived, cell-based cancer immunotherapies which have the potential to be selectively designed to incorporate multiple therapeutic mechanisms of action, stored in inventory for off-the-shelf availability, and combined and administered with standard-of-care, outpatient treatment regimens to increase patient reach. We are currently advancing multiple off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell and CAR T-cell cancer immunotherapy candidates in first-in-human clinical studies. In conducting these studies of our product candidates, we seek to treat patients with cancer who are relapsed or refractory to FDA-approved therapies where the unmet need is high. We also seek to mount a multi-antigen attack against cancer by combining our product candidates with standard-of-care therapies, such as monoclonal antibody therapy. To this end, we have incorporated a proprietary high-affinity, non-cleavable CD16 (hnCD16) Fc receptor into several of our CAR-targeted cell product candidates, which receptor has two unique features designed to augment antibody-dependent cellular cytotoxicity (ADCC): a high-affinity homozygous 158V variant to promote binding to the Fc domain of IgG antibodies, and a modification to block its cleavage and down-regulation upon receptor activation. As a result, certain of our CAR NK cell and CAR T-cell product candidates target more than one antigen expressed on tumor cells in combination with monoclonal antibody therapy, which may lead to deeper and more durable responses in cancer patients. Additionally, in the setting of solid tumors, we also seek to overcome certain of the key limitations that have stifled anti-tumor activity of autologous CAR T-cell therapy by incorporating novel synthetic receptors into our cell product candidates including, for example, a novel synthetic CXCR2 receptor to promote effector cell trafficking to the tumor site and a novel synthetic TGFβ receptor to resist immunosuppressive signals in the tumor microenvironment.

•
Expand the potential therapeutic reach of our off-the-shelf, iPSC-derived CAR NK cell and CAR T-cell product candidates to patients with severe, life-threatening autoimmune diseases. Autoimmune diseases affect organs throughout the body and are often characterized by the presence of auto-antibodies, which are produced by aberrant B cells and can attack healthy cells and tissues. The chronic and debilitating nature of autoimmune diseases leads to both high medical costs and reduced quality of life, creating a significant burden for patients, their families and the health care system. Over 80 diseases are classified as autoimmune diseases affecting up to 8% of the U.S. population. Despite the availability of many approved drugs, there remains substantial unmet clinical need, as existing therapies are rarely considered curative and the majority of patients do not adequately respond to these therapies.

In a ground-breaking academic clinical study published in Nature Medicine in September 2022, an investigational autologous CD19-targeted CAR T-cell therapy was administered to five patients with systemic lupus erythematosus (SLE). Rapid B-cell depletion and elimination of auto-antibody production was observed following infusion of therapy, and all patients achieved clinical remission with significant improvement in Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K) score. Given that the targeting and rapid depletion of B cells are common mechanisms of action for the successful treatment of B-cell malignancies and certain autoimmune diseases, we believe that our off-the-shelf CAR NK cell and CAR T-cell product candidates may be uniquely suited to address a broad range of autoimmune diseases through the potential reset of the CD19+ B-cell lineage. We are currently conducting study start-up of a multi-center, Phase 1 clinical trial of our FT819 CAR T-cell program for the treatment of patients with moderate to severe SLE, including those with active lupus nephritis or with active extrarenal lupus. In addition, we are currently assessing the potential to expand our FT522 and FT576 CAR NK programs beyond oncology into autoimmunity, including each program’s potential to treat certain autoimmune diseases by more broadly targeting autoantibody-producing lineages.

•
Discover and incorporate novel synthetic controls of cell function into our off-the-shelf, iPSC-derived CAR NK cell and CAR T-cell product candidates that significantly expand patient reach and enhance therapeutic differentiation. One of the most significant barriers that limit patient reach and disease application of cellular immunotherapy is the requirement for patients to receive and endure intense conditioning chemotherapy. Conditioning chemotherapy often results in severe blood cell deficiencies and related toxicities, thereby requiring administration in large hospitals and treatment centers with intensive care units, and prevents effective combination with standard-of-care treatment regimens widely used in the community setting. We are exploring the integration of novel synthetic controls into our iPSC product platform that may enable our off-the-shelf, iPSC-derived cell product candidates to be administered without intense conditioning chemotherapy and in the community setting on an outpatient basis. We believe that the use of a more tolerable treatment paradigm for cellular immunotherapies may significantly expand patient reach and enhance therapeutic differentiation.

FT522 is our first iPSC-derived cell product candidate to incorporate our novel alloimmune defense receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. FT522 incorporates a synthetic ADR receptor that targets the cell surface receptor 4-1BB (CD137), a member of the tumor necrosis factor receptor superfamily that is upregulated on activated CD4+, CD8+, and regulatory T-cells as well as activated NK cells of the host immune system. The ADR receptor is designed to (a) selectively recognize and destroy alloreactive host immune cells that would otherwise be capable of rejecting the product candidate, (b) maintain other components of the host immune system to preserve hematopoietic cell function, and (c) activate the product candidate to enhance its potency and persistence. Published preclinical studies have shown that ADR-armed allogeneic cells are protected from both T- and NK-cell mediated rejection (Mo et al. Nature Biotechnology, 39, 56–63 (2021)), providing proof-of-concept that ADR-armed allogeneic cells can persist and function in immunocompetent patients. We believe we have the opportunity to establish clinical proof-of-concept for our ADR technology early in dose escalation of our ongoing multi-center, Phase 1 study for FT522 in B-cell lymphoma. In addition, we are preclinically assessing the potential to expand our FT522 program into autoimmune diseases.

•
Selectively share our proprietary iPSC product platform with strategic partners. The research, development and commercialization of cell therapies for the treatment of human diseases is rapidly expanding. We believe we are well positioned to form partnerships with third parties seeking to develop and commercialize iPSC-derived cell therapies for the treatment of human diseases. For example, we are collaborating with Ono to research and develop off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell and CAR T-cell product candidates for the treatment of solid tumors. In addition, we formed Senescea Therapeutics, Inc., a majority-owned subsidiary of the Company, with Memorial Sloan Kettering Cancer Center (MSKCC) to research and develop iPSC-derived cell therapies for the treatment of diseases associated with cell senescence. We will continue to seek partnerships with companies and institutions for the research, development and commercialization of iPSC-derived cell therapies for the treatment of human diseases.

Our Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapy Pipeline

Utilizing our proprietary iPSC product platform, we are developing off-the-shelf, multiplexed-engineered CAR NK cell and CAR T-cell product candidates for the treatment of cancer and autoimmune diseases. Our iPSC-derived cell product candidates are selectively designed to incorporate novel synthetic controls of cell function, can be mass produced at significant scale in a cost-effective manner, are well-defined and uniform in composition, and can be stored in inventory and delivered off-the-shelf to maximize patient reach. We believe our therapeutic approach is uniquely designed to overcome numerous limitations associated with the production of cell therapies using patient- or donor-sourced cells.

FT819: CAR T-cell Program

FT819 is our first iPSC-derived CAR T-cell product candidate and, to our knowledge, is the first-ever iPSC-derived CAR T-cell product candidate to undergo clinical investigation in the world. FT819 was developed under an ongoing sponsored research collaboration with MSKCC that is being led by Michel Sadelain, M.D., Ph.D., Director of the Center for Cell Engineering and the Stephen and Barbara Friedman Chair at MSKCC. Dr. Sadelain was awarded the 2024 Breakthrough Prize in Life Sciences for trailblazing the development of CAR T-cell immunotherapy.

We have exclusively licensed from MSKCC foundational intellectual property covering iPSC-derived cellular immunotherapy, including T-cells and NK cells derived from iPSCs engineered with CARs, for human therapeutic use. We have also licensed from MSKCC intellectual property covering compositions of novel CAR constructs, including the use of a novel 1XX co-stimulatory domain, and of genetically engineered CAR T-cells, including methods of making these cells using CRISPR for certain targeted gene modifications. Embodiments of this additional intellectual property include preclinical data published by Dr. Sadelain demonstrating that directing a CD19-specific CAR to the T-cell receptor alpha chain (TRAC) locus resulted in uniform CAR expression in human peripheral blood T-cells, enhanced T-cell potency, and delayed effector T-cell differentiation and exhaustion (Eyquem et al. Nature. 543, 113–117, 2017), and that CAR T-cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor activity, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion (Feucht et al. Nature Medicine. 25, 82–88, 2019).

FT819 incorporates two novel synthetic controls of cell function: a novel 1XX CAR construct inserted directly into the TRAC locus that targets CD19; and the complete disruption of TCR expression for the prevention of graft-versus-host disease (GvHD), a potentially life-threatening complication associated with allogeneic T-cell therapy. Together, these features of FT819 are designed to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression, and mitigate risk of GvHD. In preclinical studies, we have shown that iPSC-derived TCR-CAR+ CAR T-cells targeting CD19:

•
displayed antigen-specific anti-tumor potency in vitro, including cytokine release and targeted cellular cytotoxicity, comparable to peripheral blood CD19-specific CAR T-cells;
•
did not respond or proliferate against HLA-mismatched (CD19-) peripheral blood mononuclear cells as targets in a mixed lymphocyte reaction, indicating the risk of GvHD is alleviated;
•
controlled tumor progression in vivo comparable to peripheral blood CD19-specific CAR T-cells in a preclinical mouse model of acute lymphoblastic leukemia; and
•
enhanced tumor clearance and durable control of leukemia in vivo, as compared to primary CAR19 T-cells, in a xenograft mouse model of disseminated lymphoblastic leukemia.

Additional preclinical data published in August 2022 showed the generation of iPSC-derived TCR-CAR+ CD8αβ T-cells, which were able to repeatedly lyse tumor cells in vitro and durably control leukemia in vivo, with persistence in the bone marrow, spleen, and blood, in a systemic NALM6 leukemia model (Sjoukje et al. Nature Biomedical Engineering. 6, 1284–1297, 2022).

We are currently evaluating FT819 in an ongoing, multi-center, Phase 1 clinical trial to assess its safety, pharmacokinetics, clinical activity, and to determine the recommended Phase 2 dose, in patients with relapsed / refractory B-cell malignancies, including B-cell lymphoma (BCL). In addition, we have expanded our clinical investigation into autoimmune diseases. In July 2023, the FDA allowed our Investigational New Drug (IND) application for the conduct of a multi-center, Phase 1 clinical trial of FT819 to assess its safety and clinical activity, and to determine the recommended Phase 2 dose, in patients with moderate to severe SLE, including those with active lupus nephritis or active extrarenal lupus.

B-cell Malignancies

At the 2022 American Society of Hematology (ASH) Annual Meeting, we presented interim clinical data for 8 patients with aggressive large B-cell lymphoma (LBCL) treated with a single dose of FT819 in our ongoing Phase 1 study (see table below). Patients were heavily pre-treated having received a median of 4.5 prior lines of therapy (range 3-7), including 6 of 8 patients (75%) having previously received autologous CD19-targeted CAR T-cell therapy. Each of the 8 patients received standard conditioning chemotherapy consisting of cyclophosphamide (Cy) at 500 mg/m2 and fludarabine (Flu) at 30 mg/m2 for three days followed by a single dose of FT819 ranging from 90 million cells to 360 million cells. As of a September 8, 2022 data cutoff date:

•
Tolerability. The FT819 treatment regimen was well tolerated. No dose-limiting toxicities (DLTs), and no Grade 3 or greater FT819-related treatment-emergent adverse events (TEAEs) or serious TEAEs, were observed. With respect to TEAEs of special interest, there were no observations of immune effector-cell associated neurotoxicity syndrome (ICANS) or GvHD, and one patient experienced Grade 2 cytokine release syndrome (CRS). There were no study discontinuations or deaths due to TEAEs.
•
Activity. One of two patients naïve to CAR T-cell therapy achieved an objective response at Day 30, which was a complete response (CR) in a patient with diffuse large B-cell lymphoma (DLBCL) previously treated with 5 prior lines of therapy; and two of six patients previously treated with CAR T-cell therapy achieved an objective response at Day 30, which included a CR in a patient with DLBCL previously treated with 7 prior lines of therapy who did not respond to autologous CD19-targeted CAR T-cell therapy.

Aggressive Large B-cell Lymphoma[1,2,3]
FT819 Regimen A: Single Dose (n=8)
	CAR T-cell Therapy Naïve			Prior CAR T-cell Therapy
Cells	90M	180M	360M	90M	180M	360M
N	1	n/a	1	4	1	1
OR / CR	0 / 0	n/a	1 / 1	2 / 1	0 / 0	0 / 0

OR = objective response; CR= complete response; M = million

1 As of data cutoff date of September 8, 2022

[2] Includes diffuse large B-cell lymphoma and high-grade B-cell lymphoma

[3] Day 30 protocol-defined response assessment per Lugano 2014 criteria

We amended the FT819 clinical protocol to allow for the use of bendamustine at 90 mg/m2 for two days as an alternative to Cy / Flu conditioning chemotherapy. Dose escalation in the multi-center, Phase 1 clinical trial of FT819 is currently ongoing at a single dose of FT819 at 1.08 billion cells for BCL. We currently do not plan to assess FT819 at a dose level above 1.08 billion cells, and any further clinical development of FT819 in patients with relapsed / refractory B-cell malignancies will be determined upon completion of the dose escalation at this current dose level.

Autoimmune Diseases

Autoimmune diseases affect organs throughout the body and are often characterized by the presence of auto-antibodies, which are produced by aberrant B cells and can attack healthy cells and tissues. In a ground-breaking academic clinical study published in Nature Medicine in September 2022, an investigational autologous CD19-targeted CAR T-cell therapy was administered to five patients with SLE. Rapid B-cell depletion and elimination of auto-antibody production was observed following infusion of therapy, and all patients achieved clinical remission with significant improvement in SLEDAI-2K score. Naïve B-cell reconstitution occurred after an average time of 110 days of CAR T-cell infusion.

Given that the targeting and rapid depletion of B cells is a common mechanism of action for the successful treatment of B-cell malignancies and certain autoimmune diseases, we are expanding our clinical investigation of FT819 to autoimmune diseases. We are currently conducting study start-up of a multi-center, Phase 1 clinical trial of FT819 for the treatment of patients with moderate to severe SLE, including those with active lupus nephritis or with active extrarenal lupus. We intend to treat patients with standard conditioning chemotherapy followed by a single dose of FT819, with dose escalation initiating at 360 million cells. Primary endpoints include the incidence of adverse events and the frequency of dose-limiting toxicities, and secondary endpoints include characterizing pharmacokinetics and pharmacodynamics, assessing disease-related biomarkers, and evaluating efficacy.

We believe FT819 has potential applicability across multiple autoimmune diseases.

FT825: CAR T-cell Program

FT825 is our first iPSC-derived CAR T-cell product candidate for the treatment of solid tumors being developed in collaboration with Ono Pharmaceutical. The use of autologous CAR T-cell therapies for the treatment of solid tumors has been hampered by tumor-associated antigen heterogeneity, inefficient CAR T-cell trafficking to the tumor, immunosuppression inherent to the tumor microenvironment, and differentiating tumor-associated antigen expression between tumor and normal tissue. To date there are no FDA-approved CAR T-cell therapies for the treatment of solid tumors. FT825 is specifically designed to overcome these challenges in treating solid tumors, and incorporates seven novel synthetic controls of cell function: a 1XX CAR construct inserted directly into the TRAC locus that is armed with a novel human epidermal growth factor receptor 2 (HER2) binding domain designed to preferentially target tumor cells; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC; a synthetic IL-7/IL-7 receptor fusion (IL-7RF), a potent cytokine complex that is intended to promote T-cell stemness; a synthetic CXCR2 receptor to promote cell trafficking; a synthetic TGFβ receptor to redirect immunosuppressive signals in the tumor microenvironment; the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments; and the complete disruption of TCR expression for the prevention of GvHD.

In preclinical studies of FT825 presented at the 2023 Society for Immunotherapy of Cancer (SITC) Annual Meeting, the product candidate’s HER2 binding domain (H2CasMab-2) exhibited robust, dose-dependent cytolytic activity in vitro against both HER2-high and HER2-low cell lines from multiple tumor types, and showed a highly selective and differentiated targeting profile in vitro against HER2-expressing cancer cell lines from healthy tissue in comparison to other HER2-directed agents such as trastuzumab (see figure below). FT825 also exhibited enhanced trafficking and resistance to TGFβ-induced suppression in vitro (see figure below). In addition to its CAR-mediated anti-tumor activity against HER2, co-activation of the product candidate’s hnCD16 Fc receptor through combination with monoclonal antibody therapy showed enhanced anti-tumor activity.

In January 2024, and alongside our collaborator Ono Pharmaceutical (see “Our Partnership with Ono Pharmaceutical”), we announced the initiation of enrollment of a multi-center, Phase 1 clinical trial of FT825 for the treatment of advanced solid tumors. The Phase 1 study is designed to evaluate the safety and activity of a single dose of FT825 as monotherapy or in combination with monoclonal antibody therapy. The dose escalation and dose expansion portions of the Phase 1 study will evaluate safety, tolerability, and pharmacokinetics as well as anti-tumor activity by overall response rate, duration of response and disease control rate.

FT522: CAR NK Cell Program

FT522 is our first iPSC-derived CAR NK cell product candidate that incorporates our novel Alloimmune Defense Receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. While approved autologous CAR T-cell therapies have demonstrated compelling efficacy in treating patients with relapsed / refractory hematologic malignancies, several key challenges limit its adoption and patient reach including the need to co-administer conditioning chemotherapy to patients. Conditioning chemotherapy induces toxicities, necessitates administration in large hospitals and treatment centers with intensive care units, and prevents effective combination with standard-of-care treatment regimens widely used in the community setting. Its use has also been associated with treatment-emergent secondary malignancies, such as myelodysplastic syndrome. In addition, the FDA recently announced an investigation into reports of secondary T-cell malignancies among patients receiving autologous CAR T-cell therapies and, as part of such investigation, the FDA is requiring that all commercially-approved BCMA-directed or CD19-directed autologous CAR T-cell therapies include a black box warning describing the risk of T-cell malignancies on each product’s label.

FT522 incorporates five novel synthetic controls of cell function: a proprietary CAR that targets CD19; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC in combination with a monoclonal antibody; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that is intended to augment NK cell activity; the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments; and a novel synthetic ADR targeting the cell surface receptor 4-1BB (CD137), a member of the tumor necrosis factor receptor superfamily that is upregulated on activated CD4+, CD8+, and regulatory T-cells as well as activated NK cells of the host immune system. In combination with monoclonal antibody therapy, these features of FT522 are designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients, enable dual-antigen targeting of antigens expressed on B cells, and extend the functional persistence of FT522.

In preclinical studies, we showed that ADR-armed CAR NK cells selectively targeted and eliminated alloreactive immune cells in an in vitro co-culture assay with allogeneic peripheral blood mononuclear cells (see figure below); targeted and eliminated activated T-regulatory cells, overcoming a major suppressive mechanism associated with poor anti-tumor activity; and were potentiated through 4-1BB engagement, promoting NK cell expansion and persistence. In addition, in a disseminated Nalm6 leukemia model comprised of alloreactive T-cells and CD19+ tumor cells resistant to T-cell killing (MHC class 1-null), ADR-armed, CD19-targeted, iPSC-derived CAR NK cells exhibited uncompromised effector function in vivo compared to ADR-null, CD19-targeted, iPSC-derived CAR NK cells, suggesting that ADR-armed NK cells functionally persist, proliferate, and kill tumor cells while resisting rejection by alloreactive T-cells. These preclinical data suggest that FT522 has the potential to robustly deplete CD19+ B cells, evade host immune cell rejection, and drive clinical responses without administration of intense conditioning chemotherapy to patients.

B-cell Lymphoma

We are currently conducting a multi-center, Phase 1 clinical trial of FT522 to assess its safety, pharmacokinetics, and clinical activity in patients with relapsed / refractory BCL. The Phase 1 study includes two regimens: Regimen A, or the “conditioning” arm, which consists of 3 days of standard conditioning chemotherapy; 1 dose of rituximab; and 3 doses of FT522; and Regimen B, or the “no conditioning” arm, which consists of 1 dose of rituximab and 3 doses of FT522 without conditioning chemotherapy. Enrollment into Regimen A is ongoing at the first dose level of 300 million cells per dose and, upon clearance of dose-limiting toxicities at this first dose level, we intend to initiate enrollment into Regimen B at the first dose level of 300 million cells per dose. Each regimen may proceed with dose escalation independently. We believe we have the opportunity to establish clinical proof-of-concept for our ADR technology, and for our FT522 program without conditioning chemotherapy, early in dose escalation.

Autoimmune Diseases

We are also assessing the potential to expand our FT522 program into autoimmune diseases. While therapeutic strategies designed to deplete B cells, including treatment with CD20-targeted monoclonal antibody therapy, have been shown effective for induction and maintenance of remission in certain patients with autoimmune diseases, aberrant production of auto-antibodies by plasma cells is also an inherent characteristic of autoimmune diseases. Notably, recent findings suggest that long-lived plasma cells often accumulate later in the course of disease and are refractory to immunosuppressants and B-cell depletion therapies, leading to the persistent secretion of auto-antibodies despite B-cell targeted intervention strategies. We believe our FT522 program in combination with CD38-targeted monoclonal antibody therapy may be uniquely suited to address a broad range of autoimmune diseases through the potential reset of both CD19+ B-cell and CD38+ plasma-cell autoantibody-producing lineages.

FT576: CAR NK Cell Program

FT576 is our iPSC-derived CAR NK cell product candidate that is designed to target B-cell maturation antigen (BCMA) expressed on plasma cells, a type of immune cell that is found mainly in the bone marrow and is responsible for making and secreting antibodies to fight infection. Several drugs that target plasma cells, including CD38-targeted monoclonal antibody therapy, have been approved for the treatment of multiple myeloma, a deadly form of blood cancer that is characterized by uncontrolled growth of abnormal plasma cells in the bone marrow. In addition, autologous CAR T-cell therapies have shown significant efficacy in multiple myeloma, and two autologous CAR T-cell therapies targeting BCMA have been approved by the FDA. Despite these advancements, multiple myeloma is rarely cured, creating a high unmet need for patients with relapsed / refractory disease.

We entered into a license agreement with the Max Delbrück Center for Molecular Medicine (MDC) under which we were granted certain exclusive rights to intellectual property covering novel humanized CAR constructs that uniquely and specifically bind BCMA. In data published by MDC scientists, BCMA-targeted CAR T-cells armed with its unique humanized extracellular antigen-binding domains showed higher affinity and greater specificity than other BCMA-targeted antigen-binding domains. These differentiated properties conveyed both greater selectivity in recognizing plasma cells and more robust killing of plasma cells in vitro, including malignant plasma cells with low expression levels of BCMA. Additionally, in in vivo proof-of-concept studies, MDC scientists demonstrated that BCMA-targeted CAR T-cells mediated anti-tumor activity in xenotransplant mouse models of B-cell lymphoma, where BCMA surface expression is typically up to 4-fold lower as compared to mouse models of multiple myeloma.

FT576 incorporates four novel synthetic controls of cell function: a proprietary CAR that targets BCMA; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that is intended to augment NK cell activity; and the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments. In combination with CD38-targeted monoclonal antibody therapy, these features of FT576 are designed to avoid NK cell fratricide, enable dual-antigen targeting of BCMA and CD38 antigens expressed on plasma cells, and extend functional persistence. In preclinical studies, FT576 demonstrated that the high-avidity binding of its BCMA-targeted CAR construct enabled sustained tumor control against various multiple myeloma cell lines, including in long-term in vivo xenograft mouse models.

Multiple Myeloma

We are currently evaluating FT576 in an ongoing, multi-center, Phase 1 clinical trial to assess its safety, pharmacokinetics, and clinical activity in patients with relapsed / refractory multiple myeloma, and to determine the recommended Phase 2 dose and schedule, as monotherapy (Regimen A) and in combination with CD38-targeted monoclonal antibody therapy (Regimen B). At the 2022 ASH Annual Meeting, we presented interim clinical data for 9 patients with relapsed / refractory multiple myeloma treated with a single dose of FT576, including six patients in Regimen A and three patients in Regimen B treated in our ongoing Phase 1 study. Patients were heavily pre-treated having received a median of 5 prior lines of therapy (range 3-10), including 6 of 9 patients (67%) that were refractory to last therapy. Each of the 9 patients received standard conditioning chemotherapy consisting of cyclophosphamide (Cy) at 300 mg/m2 and fludarabine (Flu) at 30 mg/m2 for three days followed by a single dose of FT576 ranging from 100 million cells to 300 million cells. As of an October 7, 2022 data cutoff date:

•
Tolerability. No dose-limiting toxicities (DLTs) were observed, and both regimens were well tolerated. Two patients (22%) experienced Grade 3 or greater FT576-related treatment-emergent adverse events (TEAEs), all of which resolved. There were no FT576-related serious TEAEs. With respect to TEAEs of special interest, there were no events of any grade of cytokine release syndrome (CRS), immune effector cell-associated neurotoxicity syndrome (ICANS), or GvHD. There were no study discontinuations or deaths due to TEAEs.
•
Regimen A Activity. Six patients were treated with a single dose of FT576 as monotherapy in the first dose cohort at 100 million cells (n=3) and the second dose cohort at 300 million cells (n=3). In the second dose cohort, one patient, who had received 5 prior lines of therapy, was triple-refractory to an immunomodulatory drug, a proteasome inhibitor, and anti-CD38 monoclonal antibody therapy, and was refractory to last therapy (pomalidomide, daratumumab and dexamethasone), achieved a very good partial response (VGPR) with the other two patients showing stable disease.

Further evidence of FT576 activity was observed in the second dose cohort, with two patients for whom serum BCMA levels were evaluable showing a substantial treatment-induced decrease in soluble BCMA.
•
Regimen B Activity. Three patients were treated with a single dose of FT576 in combination with a CD38-targeted monoclonal antibody therapy in the first dose cohort at 100 million cells, with one patient achieving a partial response (PR) and one patient achieving a minor response (MR). All three patients showed a substantial treatment-induced decrease in soluble BCMA.

We amended the FT576 study protocol to allow for the use of bendamustine at 90 mg/m2 for two days as an alternative to Cy / Flu conditioning chemotherapy. Dose escalation in the multi-center, Phase 1 clinical trial of FT576 is currently ongoing, with three-dose cohorts being assessed in both Regimens A and B at up to 2.5 billion cells per dose. We currently do not plan to assess FT576 at a dose level above 2.5 billion cells per dose, and any further clinical development of FT576 in patients with relapsed / refractory multiple myeloma will be determined upon completion of the dose escalation at this current dose level.

Autoimmune Diseases

We are also assessing the potential to expand our FT576 program into autoimmunity. Auto-antibody-secreting plasma cells are increasingly recognized as essential drivers of pathophysiology in certain autoimmune diseases, such as myasthenia gravis. Existing myasthenia gravis therapies do not adequately or specifically target long-lived plasma cells that reside in dedicated survival niches in the bone marrow or inflamed tissue. These long-lived plasma cells are unresponsive to immunosuppressive and B-cell therapies. We believe our FT576 program, which has the potential to target BCMA expressed on the surface of long-lived plasma cells, may represent an innovative therapeutic strategy for the treatment of certain autoimmune diseases.

Discontinued Product Candidates

Janssen Collaboration. During 2022, Janssen Biotech, Inc. (Janssen) exercised a commercial option for two collaboration candidates: an iPSC-derived CAR NK cell product candidate for the treatment of B-cell lymphoma, for which the FDA allowed an IND application in December 2022; and an iPSC-derived CAR NK cell product candidate for the treatment of multiple myeloma, for which the companies were preparing to submit an IND application to the FDA in early 2023. In addition, the companies were researching and preclinically developing two iPSC-derived CAR T-cell programs for the treatment of solid tumors. On January 3, 2023, we received notice of termination from Janssen of our collaboration and option agreement dated April 2, 2020 by and between the parties (the Janssen Agreement), pursuant to which the companies had agreed to collaborate to develop iPSC-derived CAR NK cell and CAR T-cell product candidates for the treatment of cancer. The termination was finalized on April 3, 2023 and, during the first quarter of 2023, we completed wind down our activities with Janssen, including discontinuing development of all collaboration products.

Internal Programs. On January 5, 2023, we announced the completion of a strategic review of our NK cell programs and our election to focus on advancing our most innovative and differentiated product candidates, which have a multiplexed-engineered cellular framework of novel synthetic controls designed to promote multi-antigen targeting, increase potency, extend functional persistence, and enable patient dosing with reduced conditioning chemotherapy. As a result of our NK cell program prioritization, our FT516, FT596, FT538, and FT536 NK cell programs were discontinued.

Workforce Reduction. As a result of the termination of the Janssen collaboration and the NK cell program prioritization, during the first quarter of 2023 we reduced our workforce to approximately 220 employees. We incurred charges of $12.9 million for severance and other employee termination-related costs during the year ended December 31, 2023.

Our Partnership with Ono Pharmaceutical

Under a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) entered into in September 2018 and amended in June 2022 (the Ono Agreement), we are conducting research and preclinical development of iPSC-derived CAR NK cell and CAR T-cell product candidates for the treatment of solid tumors.

In November 2022, we announced that Ono had exercised its preclinical option to FT825 / ONO-8250, an off-the-shelf, multiplexed-engineered, iPSC-derived CAR T-cell product candidate targeting HER2-expressing solid tumors (also referred to as Candidate 2 below), and that we exercised our preclinical option to co-develop and co-commercialize FT825 / ONO-8250 in the United States and Europe under a joint arrangement with Ono. As a result, we received an option exercise fee of $12.5 million from

Ono. In January 2024, we announced the initiation of enrollment of a Phase 1 clinical trial of FT825 / ONO-8250 for the treatment of advanced solid tumors.

The companies are also currently conducting preclinical development of a second iPSC-derived CAR-targeted effector cell product candidate for the treatment of solid tumors (referred to as Candidate 3 below) under the Ono Agreement.

Under the original Ono Agreement entered into in September 2018, we and Ono intended to research and preclinically develop two iPSC-derived CAR T-cell product candidates, one of which was designated to target an antigen expressed on certain lymphoblastic leukemias (Candidate 1) and the second of which was designated to target an antigen expressed on certain solid tumors (Candidate 2) (each a Candidate and, collectively, the Candidates). We granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights to develop and commercialize: (a) Candidate 1 in Asia, where we retained rights for development and commercialization in all other territories of the world; and (b) Candidate 2 in all territories of the world, where we retained rights to co-develop and co-commercialize Candidate 2 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for each Candidate. For each Candidate, the preclinical option expired upon the earliest of: (a) the achievement of the pre-defined preclinical milestone under the joint development plan; (b) termination by Ono of research and development activities for the Candidate; and (c) the date that is the later of (i) four years after the effective date, and (ii) completion of all applicable activities contemplated under the joint development plan. Ono paid us an upfront, non-refundable and non-creditable payment of $10.0 million in connection with entering into the Ono Agreement. Additionally, as consideration for our conduct of research and preclinical development under a joint development plan, Ono agreed to pay us annual research and development fees set forth in the annual budget included in the joint development plan, which fees were estimated to be $20.0 million in aggregate over the course of the joint development plan.

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

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute to us proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to develop and commercialize Candidate 3 in all territories of the world, where we retained rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment to us of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Ono agreed to pay us annual research and development fees set forth in the annual budget included in the joint development plan for Candidate 3.

Under the terms of the Ono Agreement (as amended by the 2022 Ono Amendment), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), we are eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, we are eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with the Royalties subject to certain reductions.

On November 30, 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and development fees have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and development fees over the course of the joint development plan.

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

As of February 15, 2024, our intellectual property portfolio is composed of over 450 issued patents and 150 patent applications that we license from academic and research institutions, and over 450 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology and Platform

As of February 15, 2024, we own over 25 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T-cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any U.S. patents issued from these patent applications are expected to have statutory expiration dates ranging from 2031 to 2043.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers the generation of human iPSCs from somatic cells and, as of February 15, 2024, includes 21 issued U.S. patents (including U.S. Patents 8,071,369, 7,682,828 and 9,497,943) claiming compositions used in the reprogramming of mammalian somatic cells to a less differentiated state (including to a pluripotent state), and methods of making a cell more susceptible to reprogramming. Specifically, the portfolio includes a composition of matter patent issued in the United States covering a cellular composition comprising a somatic cell having an exogenous nucleic acid that encodes an OCT4 protein. OCT4 is the key pluripotency gene most commonly required for the generation of iPSCs. These issued patents and any U.S. patents that may issue from these pending patent applications are expected to have statutory expiration dates ranging from 2024 to 2029.

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

We also have licensed exclusive rights to five families of patent applications from the University of Minnesota. As of February 15, 2024 this portfolio includes over 80 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe methods of enhancing NK cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK cells, and describe methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2035 and 2038.

We also have exclusively licensed from MSKCC intellectual property covering the production and composition of iPSC-derived T-cells and their use in cellular immunotherapy, and have a license from MSKCC to two patent families covering novel CAR constructs as well as off-the-shelf CAR T-cells, including the use of CRISPR and other innovative technologies for their production. Collectively, this portfolio covers compositions of CAR constructs, compositions of T-cells and NK cells derived from pluripotent cells which are engineered with CARs, methods of engineering pluripotent cell lines, methods of deriving CAR T-cells from CAR expressing pluripotent stem cells, and methods of using CRISPR for producing off-the-shelf T-cell immunotherapies. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2034 and 2038.

In addition, we have licensed exclusive rights from the Max Delbruck Center for Molecular Medicine to intellectual property directed to novel humanized antibody fragments, antigen-binding domains and CAR constructs that uniquely target and specifically bind BCMA. Under the license agreement, we are granted an exclusive license for use in allogeneic engineered pluripotent stem cells. Any patents issuing from patent applications pending in the U.S. and internationally in this portfolio are expected to have statutory expiration dates between 2033 and 2037.

We have also licensed exclusive rights from the Dana-Farber Cancer Institute (DFCI) to certain intellectual property covering novel antibody fragments that uniquely and specifically bind the alpha-3 domain of MICA/B. We are granted exclusive worldwide rights for use in iPSC-derived cellular therapeutics for the treatment of human disease under the license agreement. Any patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates in 2038.

Additionally, we have licensed exclusive rights from BCM to intellectual property covering the composition and use of a novel ADR that selectively targets activated T-cells to protect engineered allogeneic cell products expressing the ADR from elimination in the host immune system. Under the license agreement with BCM, we are granted exclusive worldwide rights to use ADR in the field of iPSC-derived cell products, including T-cells and NK cells derived from iPSCs engineered with ADRs. As of February 15, 2024, the portfolio includes one issued patent and 14 pending applications broadly applicable to making and using ADR-expressing effector cells, including T-cells and NK cells differentiated from iPSCs engineered with ADRs. We expect U.S. patents related to this technology to have statutory expiration dates starting in 2039.

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

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 15, 2024, we own 16 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes over 150 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T-cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune diseases and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2032 and 2044.

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

The license agreement will continue until the abandonment of all patent rights or expiration of the last to expire licensed patent. The University of Minnesota may terminate the agreement if we default in the performance of any of our obligations and fail to cure the default within a specified grace period. The University of Minnesota may also terminate the agreement if we cease to carry out our business or become bankrupt or insolvent. We may terminate the agreement for any reason upon prior written notice to the University of Minnesota and payment of all amounts due to the University of Minnesota through the date of termination.

Memorial Sloan-Kettering Cancer Center (MSKCC)

In May 2018, we entered into an amended and restated license agreement with MSKCC. The agreement amends and restates the exclusive license agreement we entered into with MSKCC in August 2016, under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK cells derived from iPSCs engineered with CARs. Pursuant to the amended and restated license agreement, we continue to hold exclusive rights to the foregoing patents and patent applications, and obtained additional licenses to certain patents and patent applications relating to compositions and methods covering novel CAR constructs as well as off-the-shelf CAR T-cells, including the use of CRISPR and other innovative technologies for their production.

Under our amended and restated agreement with MSKCC, we have royalty-bearing worldwide licenses to make, use and sell licensed products in all fields for human therapeutic uses. The licensed patent rights are described in more detail above under “Intellectual Property Relating to iPSC Technology.” For those patent families where our rights are exclusive, MSKCC retains the right to practice the patent rights for research, teaching and non-clinical research purposes, and to license other academic and non-profit research institutes to practice the patent rights for research, teaching and non-clinical research purposes. Our licenses are also subject to pre-existing rights of the U.S. government.

Under the terms of the amended and restated agreement, we are required to pay MSKCC an annual license maintenance fee during the term of the agreement, and are also required to make payments of up to $12.5 million for development, regulatory and commercial milestones achieved with respect to each licensed products. If commercial sales of a licensed product commence, we will also be required to pay royalties at percentage rates up to the high-single digits on net sales of licensed products. Our royalty payments are subject to reduction for any third-party payments required to be made until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, MSKCC is also entitled to receive a percentage of the sublicensing income received by us. Additionally, in the event a licensed product achieves a specified clinical milestone, MSKCC is then eligible to receive additional milestone payments, where the amount of such payments owed to MSKCC are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone.

Under the amended and restated agreement with MSKCC, we are obligated to use commercially reasonable efforts to develop and make commercially available licensed products. In particular, we are required to conduct activities and commit a minimum amount of funding toward specific development milestones of licensed products on an annual basis.

The agreement will continue until the abandonment of all patent rights or expiration of the last to expire licensed patent. MSKCC may terminate the agreement if we default in the performance of any of our obligations and fail to cure the default within a specified grace period, if we cease to carry out our business or become bankrupt or insolvent, or if we institute a proceeding to challenge the patent rights. We may terminate the agreement for any reason upon prior written notice to MSKCC.

Max Delbruck Center

In December 2018, we entered into a license agreement with Max Delbruck Center for Molecular Medicine for rights relating to novel humanized antibody fragments, antigen-binding domains and CAR constructs that uniquely target and specifically bind BCMA. Under our license agreement with MDC, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights, and to perform licensed processes, in each case, using cells derived from allogeneic engineered stem cells. MDC retains a non-exclusive right to use the technology for its own internal research, teaching, and educational purposes.

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

Dana-Farber Cancer Institute (DFCI)

In April 2020, we entered into a license agreement with the DFCI for rights relating to novel antibody fragments that uniquely and specifically bind the alpha-3 domain of MICA/B. Under our license agreement with DFCI, we acquired an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights in the field of iPSC-derived cellular therapeutics for the treatment of human disease, and a non-exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights in the field of cellular therapeutics for the treatment of human disease. DFCI retains the right to practice and to license to other academic, government and non-profit institutes to practice the patent rights for research, teaching and education purposes, as well as to license third parties to practice the patents rights to make or sell research reagents or other research tools solely for use in research. Our licenses are also subject to pre-existing rights of the U.S. government.

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

Baylor College of Medicine (BCM)

In April 2020, we entered into a license agreement with BCM for rights pertaining to a novel ADR that selectively targets activated T-cells to protect engineered allogeneic effector cells expressing the ADR from elimination in the host immune system. Under our agreement, we obtained an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights in the field of iPSC-derived cell products, including T-cells and NK cells derived from iPSCs engineered with ADRs. BCM retains the right to practice and license to other academic, government and research institutes for non-commercial research purposes. Our licenses are also subject to pre-existing rights of the U.S. government.

Under the terms of the license agreement, we are obligated to make a minimum annual royalty payment to BCM starting in 2024. We are also required to make development and regulatory milestone payments to BCM for the first three (3) distinct licensed products, where the milestone payments total up to $7 million for the first licensed product, and are reduced by fifty percent (50%) for each of the second and third licensed products. If commercial sales of a licensed product commence, we will pay BCM a low single-digit percentage royalty on net sales of licensed products in countries where the product is protected by licensed patent rights. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights in that country, with possible reductions for payments that we are required to make to third parties. In the event that we sublicense the patent rights, BCM is entitled to receive a percentage of our sublicensing income.

Under the license agreement, we are obligated to use reasonable efforts to develop and introduce licensed products to the commercial market including by meeting certain diligence timelines. These timelines are extendable by us for one year upon a one-time payment, subject to BCM’s discretion for further extensions.

The license agreement remains in effect until the expiration of the last to expire licensed patent. BCM has the right to terminate the agreement if we materially default in the performance of any terms and fail to correct the default within a specified grace period after BCM’s written notice. Termination by BCM is also possible if we are subject to insolvency or similar proceedings, assignment of all or substantially all of our assets for the benefit of creditors, or the appointment of a trustee, in each case that are not dismissed, stayed or suspended within thirty (30) days following such events. We retain the right to terminate the agreement for any cause, upon prior written notice to BCM and payment of all amounts due to BCM under the agreement.

Manufacturing

Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapies

The manufacture of our off-the-shelf, multiplexed-engineered, iPSC-derived CAR NK cell and CAR T-cell product candidates involves a three-stage process:

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

We currently manufacture our iPSC-derived cell product candidates for use in research, preclinical development, and clinical development. We operate two cGMP-compliant manufacturing facilities for the clinical production of our iPSC-derived cell product candidates. Both of our manufacturing facilities are located in San Diego, California, and are custom designed for the production of off-the-shelf cell product candidates using clonal master iPSC lines as the starting cell source. Each of these state-of-the-art facilities have been commissioned and qualified, and we have been issued drug manufacturing licenses for each facility by the State of California, Department of Health Services, Food and Drug Branch. With the extension of manufacturing to our corporate headquarters in 2022, we are positioned to support manufacturing and production of our product candidates for all phases of clinical development as well as initial commercialization.

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

Marketing, Market Access and Sales

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
•
approval of the protocol and related documentation by an independent institutional review board (IRB), or ethics committee at each clinical trial site before each trial may be initiated;
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
•
review of the product candidate by an FDA advisory committee where appropriate, if applicable;
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
•
Phase 4—In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies to further assess the candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. The FDA has statutory authority to require post-market clinical trials to address safety issues. A sponsor may also voluntarily conduct additional clinical studies after approval to gain more information about their product. All of these trials must be conducted in accordance with GCP requirements in order for the data to be considered reliable for regulatory purposes.

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

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act (the Cures Act), as amended, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug, or as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or RMAT. Further, the Right to Try Act of 2017 among other things, provides a federal framework for certain patients to request access to certain IND products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try

Act. We review each individual request for access through the Cures Act, the Right to Try Act and similar state laws, and may or may not provide access depending upon the facts of each request.

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA must be accompanied by a user fee. PDUFA also imposes an annual prescription drug product program fee for biologics and drugs. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business having fewer than 500 employees. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

RTOR. The FDA may review applications for oncology products under Real-Time Oncology Review (RTOR) established by the FDA’s Oncology Center of Excellence. RTOR, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Products considered for review under RTOR must, among other things, be likely to demonstrate substantial improvements on a clinically relevant endpoint(s) over available therapy, and must have easily interpreted endpoints. In addition, no aspect of the application should be likely to require a longer review time, such as, for example, a requirement for a REMS. To determine eligibility for RTOR, the FDA requires top-line efficacy and safety results from an applicant’s pivotal clinical trial(s), as well as completion of database lock for the clinical trial(s). The FDA will generally make a decision regarding acceptance into RTOR within twenty (20) business days of receipt of the request from the applicant. If an applicant is not accepted into RTOR, the applicant will follow routine application submission procedures.

Fast Track designation, priority review, accelerated approval, breakthrough therapy designation, RMAT designation, designated platform technology status, and RTOR do not change the standards for approval but may expedite the development or approval process. Moreover, even if a product candidate or platform technology qualifies for one or more of these programs, the FDA may later decide that the product candidate or platform technology no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

A biological product or drug can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety or the biological period and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or, for drugs, patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Pediatric Research Equity Act

Under the Pediatric Research Equity Act (PREA), as amended, a BLA or supplement must contain data to assess the safety and effectiveness of the biological product or drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The intent of the PREA is to compel sponsors whose products have pediatric applicability to study those products in pediatric populations. The FDCA requires manufacturers of biological products and drugs that include a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration to submit a pediatric study plan to the FDA as part of the IND application. The plan must be submitted not later than 60 days after the end-of-Phase 2 meeting with the FDA; or if there is no such meeting, before the initiation of any Phase 3 trials or a combined Phase 2 and Phase 3 trial; or if no such trial will be conducted, no later than 210 days before submitting a marketing application or supplement. The FDA may grant deferrals for submission of data or full or partial waivers. Generally, the PREA does not apply to any biological product or drug for an indication for which orphan designation has been granted.

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

In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services (CMS), which decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, coverage determination is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted include the following:

•
The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% reduction which remains in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•
The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA) which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

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

For example, the California Consumer Privacy Act (CCPA), created individual privacy rights for California consumers (as defined in the law) and requires compliance with privacy and security obligations for entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The California Privacy Rights Act (CPRA) amended the CCPA and expands consumer privacy rights in California, including by expanding consumers’ rights with respect to certain sensitive personal information and by establishing a state agency vested with the authority to enforce the CCPA. The CPRA also applies to personal information collected about employees, applicants and retirees, as well as that which is collected in a business-to-business capacity. While there is currently an exception in the CCPA for protected health information that is subject to HIPAA, the CCPA may nevertheless impact our business activities. Several other U.S. states have passed or enacted legislation similar to the CCPA, but contain key differences in the scope, application, and enforcement which may complicate compliance efforts.

In addition the EU General Data Protection Regulation (EU GDPR), as well as other national data protection legislation in force in relevant European Economic Area (EEA) Member States, and the UK equivalent of the same (UK GDPR) (collectively referred to as the GDPR in this Annual Report), and UK Data Protection Act 2018 regulates the collection and processing of personal data in the EEA and the United Kingdom (UK). The GDPR covers any business, regardless of its location, that provides goods or services to individuals in the EU/UK or monitors their behavior in the EEA/UK, and, thus, could incorporate any activities we undertake in EEA/UK. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information, obtaining consent of the individuals to whom the personal data relates, having legal bases for processing personal data, providing transparency information to individuals, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their data protection rights, reporting personal data breaches to the competent national data protection authority and affected individuals, appointing data protection officers, ensuring certain accountability measures are in place and record keeping. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, (£17.5 million for the UK GDPR), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The UK’s data protection regime is independent from but currently still aligned to the EU’s data protection regime. However, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce significant changes from the EU GDPR. This may lead to additional compliance costs and could increase our overall risk exposure as we may no longer be able to take a unified approach across the EEA and the UK, and we will need to amend our processes and procedures to align with the new framework.

The GDPR also impose restrictions in relation to the international transfer of personal data from the EEA and UK to other countries in respect of which the European Commission or the UK government has not issued a so-called “adequacy decision” or “ adequacy regulation”, including the US in certain circumstances, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as the European Commission’s Standard Contractual Clauses for transfers outside of the EEA (SCCs) and a similar transfer mechanism for transfers of personal data outside of the UK, the International Data Transfer Agreement or Addendum (IDTA). Where relying on the SCCs or IDTA for data transfers, exporters are also required to carry out transfer impact assessments to assess the risk of the data transfer on a case-by-case basis, including an analysis of the laws in the destination country. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted.

In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework (Framework), the successor of the EU-U.S. Privacy Shield framework, which the Court of Justice of the European Union invalidated in 2020. On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. However, the Framework’s validity has already been challenged in court.

Implementing mechanisms to endeavor to ensure compliance with the GDPR and relevant local legislation in EEA Member States and the UK may be onerous and may interrupt or delay our development activities, and adversely affect our business, financial condition, results of operations, and prospects. In addition to the foregoing, a breach of the CCPA, GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, and orders to cease/change our use of data, enforcement notices, or potential civil claims including class action-type litigation.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation, intense and dynamic competition and a strong emphasis on proprietary products. While we believe that our proprietary iPSC product platform, scientific knowledge and experience in the field of cellular immunotherapy provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions, as well as standard-of-care treatments, new products undergoing development and combinations of existing and new therapies. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies, including antibody-based therapies such as bi-specific antibodies, and combinations thereof, that may become available in the future.

Cellular immunotherapies for the treatment of cancer and autoimmune diseases have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Six autologous CAR T-cell therapies have been approved by the FDA for the treatment of relapsed / refractory hematologic malignancies: Kymriah (Novartis AG) for B-cell acute lymphoblastic leukemia (ALL) and for diffuse large B-cell lymphoma (DLBCL); Yescarta (Kite Pharma) for aggressive large B-cell lymphoma (LBCL); Tecartus (Kite Pharma) for mantle cell lymphoma or B-cell ALL; Breyanzi (Bristol-Myers Squibb Company) for aggressive LBCL; Abecma (Bristol-Myers Squibb Company) for multiple myeloma; and Carvykti (Janssen Biotech) for multiple myeloma.

We are developing our iPSC-derived CAR NK cell and CAR T-cell product candidates for the treatment of cancer and autoimmune diseases. While we believe our proprietary iPSC product platform and our off-the-shelf, multiplexed-engineered, iPSC-derived cell product candidates are highly differentiated, a number of clinical-stage companies are currently focused on the development of cellular immunotherapies for the treatment of cancer and autoimmune diseases. These competitive companies include, among others, Allogene Therapeutics, Inc., Arcellx, Inc., AstraZeneca plc, Autolus Therapeutics plc, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., CARGO Therapeutics, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Cellectis SA, Century Therapeutics, Inc., CRISPR Therapeutics AG, Galapagos NV, ImmunityBio, Inc., Janssen Biotech (Johnson & Johnson), Legend

Biotech Corporation, Kite Pharma (Gilead Sciences, Inc.), Kyverna Therapeutics, Inc., Nkarta, Inc., Novartis AG, Poseida Therapeutics, Inc., Sana Biotechnology, Inc. and Takeda Pharmaceutical Company Limited. Preclinical-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. As of December 31, 2023, we employed 181 employees, all of whom are full-time employees, including 82 in research and development, 49 in clinical development, manufacturing and regulatory affairs and 50 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe that our relationship with our employees is good, and we provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management.

Equity, Diversity, and Inclusion

We believe that an equitable, diverse, and inclusive workforce is a necessary foundation for innovation and dedication of our employees. Accordingly, we strive to promote diversity, inclusion and equal opportunity across the organization. We are committed to actively seeking out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences. As of December 31, 2023, women made up 55% of our workforce and represented 50% of leadership positions at the director-level and above.

In addition, as of December 31, 2023, ethnic or racial minorities made up 54% of all of our employees, with 32% Asian, 12% Hispanic, 4% Black, 2% Native Hawaiian or other Pacific Islander and 4% of two or more races. Ethnic or racial minorities made up 43% of our director-level and above employees, with 35% Asian, 3% Hispanic, 3% Black, and 2% of two or more races. The age breakdown of our employee workforce consisted of 49% of employees between the ages of 25 – 39 years old, 45% of employees between the ages of 40 – 50 years old, and 6% of employees 55 and older.

Health and Safety

The success of our business is fundamentally connected to the well-being, health and safety of our employees, and we are committed to providing a safe, healthy and secure workplace for our employees. We have an environmental, health and safety program and several cross-functional committees to support our environmental, health and safety program. We routinely train and educate our employees on workplace safety and security and maintain various compliance programs to support this commitment. We continue to monitor and adjust our safety training and protocols as needed to ensure the safety and wellbeing of our workforce.

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

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. We believe that our relationship with our employees is good. We believe our commitment to our human capital resources is an important component of our business that enables us to deliver superior performance in our industry. We provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management. We provide all employees a wide range of professional development experiences, both formal and informal. The safety and wellbeing of our employees is a paramount value for us. Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of flexible and convenient health and wellness programs. Such programs are designed to support employees’ physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. Additionally, we provide competitive compensation and benefits. In addition to salaries, these programs can include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and family care resources.

Environmental Sustainability

We recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. Our headquarters located in San Diego, California was designed to be energy efficient through the use of LED lighting, energy efficient air handling units, a fully integrated building management system, and other tools. Our facilities are also outfitted with smart building solutions, such as occupancy sensors and air conditioning units reducing airflow based on occupancy. Water-saving bathroom faucets and toilets are installed throughout the building to help reduce water consumption. The exterior of our building is made up of draught tolerant landscaping to reduce the volume of water needed to maintain plant life around the building. Employees are also provided free access to electric vehicle charging stations. Our commitment to environmental sustainability is ongoing and we continue to be mindful of how we can minimize our environmental footprint as a company.

Corporate Information

We were incorporated in Delaware in 2007, and are headquartered in San Diego, California. Our principal executive office is located at 12278 Scripps Summit Drive, San Diego, California 92131, and our telephone number is (858) 875-1800. Our website address is www.fatetherapeutics.com. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website a part of this Annual Report on Form 10-K.

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

Risks Related to Our Financial Condition

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

As of December 31, 2023, our cash and cash equivalents and investments were $316.2 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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
•
the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to MSKCC in connection with the stock price appreciation milestones;

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
•
the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and
•
our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono, the University of Minnesota, and MSKCC, to advance the research, development and commercialization of therapeutic products.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment and interest obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the ongoing wars between Russia and Ukraine and between Israel and Hamas on the global economy remain unknown and difficult to predict, these events caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2023, we had an accumulated deficit of $1.2 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates, and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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
•
our prioritization of certain of our product candidates for advancement or the emergence of competing product candidates developed by others, including a decision to cease research and development of any existing product candidate due to the potential obsolescence of our product candidate by a competing product or product candidate or our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or more a favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position;
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

For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We also announced the termination of our Collaboration and Option Agreement with Janssen, which took effect on April 3, 2023. As a result of the termination, we performed wind-down activities for the collaboration in the first quarter of 2023, including winding down the development of two product candidates that had been expected to enter the clinic in 2023.

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
•
delays in filing an IND application or IND amendment with the FDA to initiate or amend clinical trials of our current product candidates and any other product candidates that we may identify;
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

•
failure to manufacture certain of our product candidates consistently, and at acceptable quality levels and costs, in accordance with our protocol-specified manufacturing requirements and applicable regulatory requirements;
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to any future public health crises or other serious disasters or the ongoing wars between Russia and Ukraine and between Israel and Hamas, or other factors;
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

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we and any contract manufacturing organizations (CMOs) or other third party manufacturers that we may engage for manufacturing our product candidates, will need to meet, all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our existing product candidates are currently manufactured by us and our current manufacturing operations, including protocols, processes, materials, and facilities, may not support regulatory approval of our existing product candidates. We may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or any CMOs or other third-party manufacturers that we may engage for manufacturing our product candidates are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or any CMOs or other third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities and on the requisite timelines to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or any third-party manufacturers to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

A disruption to our manufacturing operations, or the inability by us or our third-party suppliers or manufacturers to manufacture sufficient quantities of our product candidates at acceptable quality levels or costs, or at all, would materially and adversely affect our business.

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

We are substantially dependent on our own internal manufacturing facilities in San Diego, California for the production of our product candidates, and we rely, and may continue to rely, on third parties for the manufacture of certain components to manufacture our product candidates for use in conducting clinical trials. The facilities used to manufacture our product candidates, including our own facilities, must be evaluated by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit an application to the FDA or other foreign regulatory agencies. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it later finds deficiencies or withdraws any such approval in the future, we may not be able to locate additional or replacement facilities to produce such product candidates or materials in a timely manner and on commercially reasonable terms, or at all. This would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Because we rely on our own manufacturing facilities to produce our product candidates and on third parties for the manufacture of certain components, we are required to transfer certain manufacturing process know-how and certain intermediates to third parties, including larger-scale facilities operated by a CMO or by us, to facilitate manufacture of our product candidates for clinical trials and commercialization. Transferring manufacturing testing and processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. We and any CMOs or third parties that we engage to manufacture our product candidates will need to conduct significant development work to transfer these processes and manufacture each of our product candidates for clinical trials and commercialization. In addition, we may be required to demonstrate the comparability of material generated by any CMO or third parties that we engage for manufacturing our product candidates with material previously produced and used in testing. Any inability to manufacture comparable drug product by us or any CMOs or third parties that we engage to manufacture our product candidates could delay the continued development of our product candidates.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, war or armed conflicts such as the ongoing wars between Russia and Ukraine and between Israel and Hamas, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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
•
clinicians’ and patients’ perceptions as to the potential risks and benefits of the product candidate under study, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States, or with CAR T-cell therapies broadly following FDA’s investigation into reports of T-cell malignancies for BCMA- and CD19-directed CAR T-cell therapies;
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

Moreover, development of certain of our product candidates as treatment for autoimmune diseases represents a novel approach where B cells may play a role in initiating or maintaining disease treatment, and potential patients and their doctors may choose to use conventional therapies, such as corticosteroids or systemic immunosuppressive medications, rather than enroll patients in our clinical trials.

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

We focus on the development of programmed cellular immunotherapies for patients with cancer and autoimmune diseases, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We are also expanding our research and development efforts into areas outside of oncology, such as autoimmune diseases, where we have limited or no experience. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR T-cell immunotherapies following reports of T-cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. To date, there are relatively few approved cell therapies, and the development of any cell therapy may be placed on hold by the FDA upon the detection of any unexpected safety event to evaluate the potential relevance of such novel technology to the occurrence of such safety event, highlighting the technical and regulatory risk of working with new technology. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for cell therapy product candidates based on other, better known or more extensively studied technologies and therapeutic approaches.

Regulatory requirements in the United States and in other countries governing the development of cell therapy products and therapeutic products created with gene editing technology have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. The FDA previously established the Office of Tissues and Advanced Therapies (OTAT) within the Center for Biologics Evaluation and Research (CBER) to consolidate the review of cell therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload and new commitments under the Prescription Drug User Fee Act agreement for fiscal years 2023-2027. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products made with gene editing technology, such as ours. The regulatory review divisions and committees, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies or clinical trials, and delay or prevent development, approval, and commercialization of our product candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

We may seek regenerative medicine advanced therapy (RMAT) designation for certain of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We may seek RMAT designation from the FDA for certain of our product candidates. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A Biologics License Application (BLA) for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

We may seek approval of our product candidate into RTOR. This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

Participation in RTOR is voluntary. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

We may be subject to certain regulations, including federal and state healthcare fraud and abuse laws, physician payment transparency laws, anti-bribery and anti-corruption laws and health information privacy and security laws. Any actual or perceived failure to comply with these regulations could have a material adverse effect on our business and financial condition.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information regarding the risks related to such laws and regulations please see “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•
business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing wars between Russia and Ukraine and between Israel and Hamas.

These and other risks associated with our potential international operations may materially adversely affect our ability to attain or maintain profitable operations, which could have a material adverse effect on our business and results of operations.

We may decide to conduct clinical trials for our product candidates outside the United States, and the FDA may not accept data from trials conducted in such locations.

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

As a result of any public health crises, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of any public health crises, natural disasters (including due to the effects of climate change), ongoing wars, including the wars between Russia and Ukraine and between Israel and Hamas, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborators’ or partners’ support for our product candidates.

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

Furthermore, our intellectual property rights may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of the patent rights and technology that we own or have licensed was funded in part by the U.S. government. As a result, the government has certain rights, including march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf. These rights may permit the government to disclose our information to third parties and to exercise march-in rights to use or allow third parties to use our technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights or by any third party of its reserved rights could harm our competitive position, business, financial condition, results of operations, and prospects.

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

We have obtained rights to develop, market and sell some of our product candidates through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. In particular, under our Amended and Restated Exclusive License Agreement dated May 15, 2018 (Amended MSKCC License) with MSKCC, in the event a licensed product achieves a specified clinical milestone, MSKCC is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSKCC is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. If we fail to comply with our obligations under our license agreements, including any payment obligations, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

We are and may become involved in litigation or other proceedings from time to time relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, in May 2022, we filed a patent infringement lawsuit in the Southern District of California against Shoreline Biosciences, Inc. (see “Item 3. Legal Proceedings” for a more detailed description of this matter). When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the U.S. Patent and Trademark Office (the USPTO) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR T-cell immunotherapies following reports of T-cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. FDA’s investigation into CAR T-cell therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information regarding the risks related to insurance coverage and reimbursement, see “Business - Government Regulation - Coverage and Reimbursement.”

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

We focus our research and development on product candidates for rare diseases, including cancer and autoimmune diseases. The FDA often approves new therapies initially for use in patients with relapsed or refractory disease. We expect to initially seek approval of our product candidates in these settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. Certain of our product candidates also target similar patient populations as autologous cell therapy product candidates, including approved autologous CAR T products. Our therapies may not be as safe and effective as approved autologous CAR T therapies and as a result, such product candidates may only be approved for patients who are ineligible for autologous CAR T therapy.

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

Our product candidates are designed and are being developed as therapeutic entities for use as cellular immunotherapies, and all of our current product candidates are based on our novel iPSC product platform. Additionally, some of our product candidates utilize novel genome editing technologies. To date, there is limited clinical trial experience testing iPSC-derived therapeutic product candidates using genome edited cells. The fields of cellular and genome edited therapies are evolving, and as more therapeutic product candidates derived from pluripotent and genome edited cells are reviewed by regulatory authorities, regulatory authorities may impose additional requirements for approval that were not previously anticipated. There have also been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. Additionally, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR T-cell immunotherapies following reports of T-cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. There can be no assurance that any product candidates developed from or related to our iPSC product platform or any of our research programs will not cause severe or undesirable side effects or result in significant delays or unanticipated costs, or that such development problems can be solved. Any adverse developments in the fields of cellular immunotherapy or genome edited therapy, such as FDA’s investigation into CAR T-cell therapies and other similar actions could negatively affect our ability to develop and commercialize our product candidates.

We face intense competition in an environment of rapid technological and scientific progress from other biotechnology and pharmaceutical companies that are commercializing, have developed or may develop product candidates for the treatment of the diseases that we may target, including companies developing novel therapies and platform technologies. If these companies develop product candidates or platform technologies more rapidly than we do, if their commercialized products or product candidates are more effective, more cost effective, or have fewer side effects, or if they compete in various other aspects of our business, our ability to develop and successfully commercialize product candidates and to execute on our business plans will be adversely affected.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive or more commercially viable than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete and we may not be successful in marketing those product candidates, once approved, against competitors.

Our ability to compete effectively with other biotechnology and pharmaceutical companies depends on our ability to distinguish our company and our product candidates from our competitors and their product candidates.

Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, or significantly greater resources than we do and may be able to offer solutions competitive with ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if any products that we may develop are more effective than those of our competitors, current or potential customers may accept competitive products in lieu of purchasing our products. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially and adversely affected.

The loss of any member of our senior management team or our inability to attract and retain key personnel and consultants could adversely affect our business.

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. The loss of any members of our senior management team could adversely impact our operations if we experience difficulties in recruiting and hiring qualified successors. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we misclassify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our business could be negatively affected by cyberattacks or a deficiency in our cybersecurity.

A cyberattack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Moreover, certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial loss due to remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Furthermore, as cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyberattacks.

We face risks of potential liability related to the privacy of personal information, including health information we utilize in the development of our products, as well as information we obtain from clinical trials sponsored by us from research institutions and directly from individuals.

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act , as amended by the California Privacy Rights Act (the CCPA), which establish data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling or sharing of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have passed in several other states, which may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

Certain state laws may be more stringent or broader in scope than the CCPA, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

An increasing number of foreign data protection laws, regulations and industry standards may also apply to personal information we obtain from individuals outside of the United States. For example, the GDPR, imposes strict requirements for processing the personal data of individuals within the EEA and UK, including health-related data, and on the transfer of personal data out of the EEA and UK to non-adequate territories such as the United States; any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Failure to comply with the requirements of the GDPR may result in potential fines for companies of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenue and other administrative penalties. In addition, under the GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to protect their interests. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the introduction of the new Data Reform Bill into the UK legislative process. In addition, EEA Member States have adopted national laws to supplement the EU GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance, and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable data privacy and security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, and could result in adverse publicity that could harm our business. Moreover, even if we take all necessary action to comply with legal and regulatory requirements, we could be subject to a data breach or other unauthorized access of personal information, which could subject us to fines and penalties, as well as litigation and reputational damage. If we fail to keep apprised of and comply with applicable international, federal, state, or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or any collaborators’ ability to seek to commercialize our clinical candidates. Any threatened or actual government enforcement action or litigation could also generate adverse publicity, damage our reputation, result in liabilities, fines and loss of business, and require that we devote substantial resources that could otherwise be used in other aspects of our business.

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

Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from breaches experienced by us or our third-party service providers. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify customers or other counterparties of a security breach. Although we may have contractual protections with our third-party service providers, contractors and consultants, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or security incident. Any contractual protections we may have from our third-party service providers, contractors or consultants may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors, vendors, and consultants may be vulnerable to damage from cybersecurity risks, including attempts to gain unauthorized access to and to harm sensitive or confidential information and networks, insider threats, and ransomware. These vulnerabilities may be heightened as a result of flexible work arrangements, including hybrid or remote work policies implemented by us and our third-party contractors, that were first adopted in response to the COVID-19 pandemic and have continued by many businesses in an effort to attract and retain talent.

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

Risks Related to the Ownership of Our Common Stock

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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas; and
•
general economic and market conditions, including inflationary pressures and stock market volatility.

These and other market and industry factors, including the effects of any future public health crises or other public health concerns, wars or armed conflicts, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, the upcoming presidential election in the U.S. or similar events, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

Changes in our stock price may also trigger financial obligations under our licensing arrangements. For example, pursuant to the terms of the Amended MSKCC License, MSKCC is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSKCC is contingent upon certain increases in the price of our common stock following the date of achievement of a specified clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under the Amended MSKCC License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. Accordingly, MSKCC received the first milestone payment of $20.0 million in November 2021; however, uncertainty of the price of our common stock results in an inability to ascertain the precise timing of any remaining future milestone payments in advance.

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

As of February 20, 2024, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 54.8% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 59.4%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2023, we filed a registration statement on Form S-3 pursuant to which we may issue and sell up to $300.0 million in common stock, preferred stock, debt securities, warrants and/or units, in one or more series or classes, including up to $100.0 million in shares of common stock that may be issued in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act). Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may subject us to unfavorable repayment terms, including increased interest rates, impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

As of December 31, 2023, we had federal and California net operating loss carryforwards of $526.4 million and $522.1 million, respectively, some of which begin to expire in various amounts in 2027 and 2028, respectively. As of December 31, 2023, we also had federal and California research and development tax credit carryforwards of $40.3 million and $34.7 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2023. We have not analyzed periods subsequent to December 2023. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2023, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

General Risk Factors

We are and could be further subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and in June 2023, a derivative action was filed in the same court (see "Item 3. Legal Proceedings" for a more detailed description of this matter). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, wars or armed conflicts, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, interest rate fluctuations, rising inflations or recession, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy, and rising inflation could also strain our suppliers, possibly resulting in supply disruption. Additionally, the upcoming 2024 U.S. Presidential election could cause additional legal, political and economic uncertainty. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which ongoing wars and conflicts, current economic climate and financial market conditions could adversely impact our business.

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

In recent years, there has been increasing public focus and scrutiny from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards and frameworks. Topics taken into account in such assessments include, among others, our efforts and impacts with respect to climate change and the role of our board of directors in supervising various sustainability issues.

Some investors may use third-party ESG ratings and reports to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG practices are inadequate. At the same time, anti-ESG sentiment has gained some momentum across the United States, with several states having enacted or proposed “anti-ESG” policies or legislation, which may conflict with other laws or regulations. The criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to ESG are inadequate and choose not to invest in us.

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

Geopolitical risks associated with ongoing wars and conflicts, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

There are ongoing conflicts, including the wars between Russia and Ukraine and between Israel and Hamas, and although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Sanctions imposed by the United States, Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials, the financial markets and the global economy.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 1C. Cybersecurity

We have implemented and maintain a cybersecurity risk management program that includes processes for the identification, assessment, and mitigation of cybersecurity risks. We conduct annual cybersecurity training for all of our employees and periodically engage third-party consultants to conduct penetrating testing and vulnerability assessments. Additionally, we use automated tools designed to monitor, identify, and address cybersecurity risks. Further, we have a process to evaluate and review the cybersecurity practices of our key vendors prior to onboarding, including through a general security assessment and contractual requirements, as appropriate.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled “Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches” in Item 1A- Risk Factors.

Governance Related To Cybersecurity Risks

Our cybersecurity process is overseen by our Information Technology department, which is managed by our Head of IT. The Head of IT role is currently held by an individual who has approximately two decades of professional IT management experience. In addition, our Security Leadership Team (SLT), which is comprised of the Head of IT as well as leaders from our operations, finance, and legal departments, is responsible for documenting, reviewing, and assessing our cybersecurity processes, monitoring for cybersecurity incidents, and periodically reporting on cybersecurity risks and risk management to a committee of our executive team (Executive Committee). The Executive Committee, which is led by our Chief Financial Officer, undertakes reviews of our cybersecurity program and assesses any security incident updates from the SLT on a quarterly basis.

The Executive Committee meets with the Audit Committee of our Board of Directors on a quarterly basis to report on and discuss material updates to our cybersecurity program. The Audit Committee provides oversight of our cybersecurity program as part of its periodic review of enterprise risk management and provides regular reports to our Board of Directors regarding our cybersecurity processes, including updates on the status of ongoing cybersecurity projects, the results of cybersecurity risk assessments, and the emerging cybersecurity threat landscape. Additionally, the Board of Directors reviews the enterprise risk management program on at least an annual basis.

ITEM 2. Properties

Facilities

As of December 31, 2023, we occupied approximately 200,000 square feet of office, laboratory and Good Manufacturing Practice (GMP) manufacturing space in San Diego, California under a non-cancelable operating lease through May 2036. In addition, we have additional operating leases for office and laboratory space in San Diego, California. We believe that these facilities are adequate for our current needs.

ITEM 3. Legal Proceedings

We are currently pursuing claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, is pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, Steven Holtzman, and William Sandborn. Our claims stem from Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. Fact and expert discovery is ongoing, and we are seeking monetary damages. Trial is presently scheduled to begin on July 19, 2024.

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of iPSCs. On June 7,

2023, we and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. On July 14, 2023 each party filed motions for summary judgment. On August 30, 2023, the court granted Shoreline’s motion for summary judgment and denied our motion for partial summary judgment as moot. Judgment in favor of Shoreline was entered on August 31, 2023. On October 16, 2023, the district court denied Shoreline’s motion for an award of costs and attorney’s fees. On September 27, 2023, we and Whitehead filed a Notice of Appeal with the Court of Appeals for the Federal Circuit challenging the trial court’s claim construction and grant of summary judgment in favor of the defendants; the defendants cross-appealed challenging the district court’s earlier denial of a motion to dismiss and partial motion for summary judgment on other grounds. The Federal Circuit docketed the case on October 5, 2023. There can be no assurance that we will prevail on any such appeal. We filed our opening appeal brief on February 2, 2024.

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleges that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint in its entirety. Briefing on our motion to dismiss was completed on December 6, 2023. The court may, in its discretion, either hold oral argument on the motion to dismiss or issue a ruling on the motion based upon the parties’ briefing. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California. The derivative lawsuit names members of our board of directors and certain officers as defendants. The Company is named as a nominal defendant. The plaintiff asserts derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. On August 14, 2023, the court stayed the derivative lawsuit pending the court’s decision on our motion to dismiss in the Securities Action filed September 22, 2023. We intend to vigorously defend against this action.

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

Holders of Common Stock

As of February 20, 2024, there were approximately 19 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2023.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of programmed cellular immunotherapies to patients with cancer and autoimmune diseases. Our development of programmed cellular immunotherapies is based on a simple notion: we believe that better cell therapies start with better cells.

To create better cell therapies, we have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used to mass produce multiplexed-engineered cellular immunotherapies which are well-defined and uniform in composition, can be stored in inventory for off-the-shelf availability, can be combined and administered with other therapies, and can have broader patient reach.

Utilizing our proprietary iPSC product platform, we are advancing off-the-shelf, multiplexed-engineered natural killer (NK) and T-cell product candidates which are selectively designed to incorporate novel synthetic controls of cell function, and are intended to deliver multiple therapeutic mechanisms to patients for the treatment of cancer and autoimmune diseases. We have a deep pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted NK and T-cell product candidates currently under development with multiple clinical trials ongoing. In addition, we have entered into research collaborations and license agreements with academic institutes to support the development of our iPSC product platform and our off-the-shelf product candidates, including, among others, the Regents of the University of Minnesota and Memorial Sloan Kettering Cancer Center (MSKCC).

We have also entered into collaborations with pharmaceutical companies to research, develop and commercialize off-the-shelf, multiplexed-engineered, iPSC-derived NK and T-cell product candidates for the treatment of cancer. In September 2018, we entered into a collaboration and option agreement (Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono), under which we are currently researching and developing iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of solid tumors. In April 2020, we entered into a collaboration and option agreement (Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the research, development and commercialization of iPSC-derived CAR NK and CAR T-cell product candidates for the treatment of cancer. On January 3, 2023, we received notice of termination of the Janssen Agreement from Janssen, which took effect on April 3, 2023.

We were incorporated in Delaware in 2007 and are headquartered in San Diego, California. Since our inception in 2007, we have devoted substantially all of our resources to our cell programming approach and the research and development of our product candidates, the creation, licensing and protection of related intellectual property, and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.

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
•
conduct Good Manufacturing Practice (GMP) production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND application-enabling preclinical development;

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

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

In June 2022, we entered into the 2022 Ono Amendment. Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to develop and commercialize Candidate 3 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Under the 2022 Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

In November 2022, Ono exercised its preclinical option to Candidate 2, and we exercised our preclinical option to co-develop and co-commercialize (CDCC Option) in the United States and Europe under a joint arrangement with Ono. As a result, we recognized an option exercise fee of $12.5 million from Ono during the year ended December 31, 2022. We received the option exercise fee payment during the year ended December 31, 2023.

On November 30, 2023, we entered into the 2023 Ono Amendment. Under the 2023 Ono Amendment, aggregate estimated research and development fees have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and development fees over the course of the joint development plan.

We account for the Ono Agreement as a revenue contract under ASC 606. The initial transaction price as amended under the 2023 Ono Amendment was determined to be $40.7 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $30.7 million. We identified our promised goods and services under the Ono Agreement to include our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research services are performed.

During the years ended December 31, 2023 and 2022, we recognized $11.2 million and $16.6 million, respectively, of collaboration revenue under the Ono Agreement. As of December 31, 2023, aggregate deferred revenue related to the Ono Agreement, Ono Letter Agreement, and Ono Amendments was $0.7 million.

Agreement with Janssen Biotech, Inc.

On April 2, 2020, we entered into the Janssen Agreement as well as a Stock Purchase Agreement (the Stock Purchase Agreement) with Johnson & Johnson Innovation - JJDC, Inc. (JJDC). On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind down activities, including discontinuing development of all collaboration product candidates under the Janssen Agreement. We were reimbursed for all wind down activities associated with the termination of the Janssen Agreement during the second quarter of this year.

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

Additionally, prior to termination of the Janssen Agreement, we received fees from Janssen for the conduct of all research, preclinical development and IND-enabling activities performed by us under the Janssen Agreement. In addition, Janssen had exercised a commercial option for two collaboration candidates: an iPSC-derived, CAR NK cell product candidate for the treatment of B-cell lymphoma, for which the U.S. Food and Drug Administration (FDA) allowed an Investigational New Drug (IND) application in December 2022; and an iPSC-derived, CAR NK cell product candidate for the treatment of multiple myeloma, for which the companies were preparing to submit an IND application to the FDA in early 2023.

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

We plan to continue to significantly invest in our current level of research and development activities for the foreseeable future as we continue the clinical and preclinical development and manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono, University of Minnesota and MSKCC. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts, such as the ongoing wars between Russia and Ukraine and between Israel and Hamas, on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement dated May 15, 2018 (Amended MSKCC License) with MSKCC, interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

California Institute for Regenerative Medicine Award

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the Award). In November 2019, we submitted an IND application for FT516 in advanced solid tumors.

Pursuant to the terms of the Award, we, in our sole discretion, have the option to treat the Award either as a loan or as a grant. During the first quarter of 2023, we elected to treat the Award as a grant and derecognized the liability associated with the Award and recorded such amount in other income during the year ended December 31, 2023.

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (CARES) Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. In connection with the CARES Act, we adopted a policy to recognize an ERC when it is reasonably assumed we will comply with the conditions and the grant will be received and include in other income in the statement of operations. The Company received a cash payment and recorded $5.1 million and $0.5 million of other income during the years ended December 31, 2023 and 2022, respectively.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the stock price appreciation milestones for the Amended MSKCC License, contracts containing leases, accrued expenses, stock-based compensation, and the estimated total costs expected to be incurred under our collaboration agreements. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies reflect the more significant procedures, estimates and assumptions used in the preparation of our consolidated financial statements.

Collaborative Arrangements

We analyze our collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and our collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, we will account for those aspects of the arrangement within the scope of ASC 606.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction. The classification of transactions under our arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

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

A performance obligation is defined as a promise to transfer a product or a service to a customer. If a promise to transfer a product or a service is not separately identifiable from other promises in the contract, such promises should be combined into a single performance obligation. We determined that the promised goods and services for our collaboration agreements should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research services are performed.

The transaction price is the amount of consideration we are entitled to receive in exchange for the transfer of control of a product or a service to a customer. To determine the transaction price, we consider the existence of any significant financing component, the effects of any variable elements, noncash considerations and consideration payable to the customer. For our collaboration agreements, we calculate the transaction price as an estimate of the total research and development plan reimbursement.

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

Stock Price Appreciation Milestones

We estimate the fair value of the stock price appreciation milestones under the Amended MSKCC License using a Monte Carlo simulation model, which relies on our current stock price at the end of each quarter as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. We account for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the assessment of achieving a specified clinical milestone, the expected volatility of our common stock, the risk-free interest rate and the estimated term, which is based in part on the last valid patent claim date. We achieved the specified clinical milestone in July 2021 and met the first milestone during fiscal 2021. Accordingly, we remitted a payment to MSKCC of $20.0 million in the year ended December 31, 2021. We remeasure the fair value of the remaining stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating income or expense.

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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Increase/
	2023	2022	(Decrease)
	(in thousands)
Collaboration revenue	$63,533	$96,300	$(32,767)
Research and development expenses	172,596	320,454	(147,858)
General and administrative expenses	81,448	84,232	(2,784)
Total other income, net	29,583	26,665	2,918

Revenue. During the year ended December 31, 2023, we recognized revenue of $63.5 million under our collaboration agreements with Janssen and Ono. During the year ended December 31, 2022, we recognized revenue of $96.3 million under our collaboration agreements with Janssen and Ono. The decrease in revenue was attributable primarily to the termination of our collaboration with Janssen in April 2023. The following table summarizes the revenue recognized with respect to each collaboration partner for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
Janssen Biotech, Inc.	$52,312	$79,662
Ono Pharmaceutical Co., Ltd.	11,221	16,638
Total collaboration revenue	$63,533	$96,300

Research and development expenses. Research and development expenses were $172.6 million for the year ended December 31, 2023, compared to $320.5 million for the year ended December 31, 2022. The decrease in research and development expenses includes the impact of the termination of our collaboration with Janssen in April 2023 and was attributable primarily to the following:

•
$63.6 million decrease in employee compensation and benefits expense, which includes a $30.3 million decrease in employee-stock based compensation expense;
•
$48.4 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements; and
•
$29.0 million decrease in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $81.4 million for the year ended December 31, 2023, compared to $84.2 million for the year ended December 31, 2022. The decrease in general and administrative expenses was attributable primarily to the following:

•
$10.6 million decrease in employee compensation and benefits expense, which includes a $5.0 million decrease in employee stock-based compensation expense;
•
$1.8 million decrease in office and computer supplies; and
•
$10.6 million increase in patent and legal expense.

Other income. Other income was $29.6 million and $26.7 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we recorded $4.0 million in income attributable to the CIRM Award, $5.1 million in income attributable to the ERC, and $2.5 million in other income attributable to the change in fair value of the stock price appreciation milestone under the Amended MSKCC License. Other income for the year ended December 31, 2023 also consisted of $17.2 million interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums). During the year ended December 31, 2022, we recorded $20.3 million in other income attributable to the fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the year ended December 31, 2022 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2023, we had an accumulated deficit of $1.2 billion and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2023	2022
	(in thousands)
Net cash used in operating activities	$(132,263)	$(248,208)
Net cash provided by investing activities	112,665	166,751
Net cash provided by financing activities	85	9,207
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,513)	$(72,250)

Operating Activities

Cash used in operating activities decreased from $248.2 million for the year ended December 31, 2022 to $132.3 million for the year ended December 31, 2023. The primary drivers of this change in cash used in operating activities was our decrease of $120.8 million in net loss primarily due to the termination of the Janssen agreement, restructuring activities and discontinuation of programs implemented in January 2023.

Investing Activities

During the years ended December 31, 2023 and 2022, investing activities provided cash of $112.7 million and $166.8 million, respectively. During the year ended December 31, 2023 we purchased $358.8 million of investments, which were partially offset by $477.6 million in maturities of investments. During the year ended December 31, 2022 we purchased $404.8 million of investments, which were partially offset by $607.1 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $0.1 million for the year ended December 31, 2023, which consisted of $0.1 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

Financing activities provided cash of $9.2 million for the year ended December 31, 2022, which consisted of $9.2 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through December 31, 2023 we have funded our consolidated operations primarily through the public and private sale of common stock, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2023, we had aggregate cash and cash equivalents and investments of $316.2 million.

Registration Statements on Form S-3

In November 2023, the SEC declared effective a shelf registration statement on Form S-3 filed by us in November 2023 (File No. 333-275402). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement would be established at the time of such offering. We are eligible to issue an aggregate of $300.0 million in securities under the shelf registration statement. Additionally, we entered into a sales agreement with Jefferies Group LLC (Jefferies) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $300.0 million registered under the shelf registration statement) through Jefferies as the sales agent. To date, we have not sold any securities pursuant to the sales agreement with Jefferies or the shelf registration statement.

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

We are also subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and wars or other armed conflicts. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity, debt securities, or through existing or future potential collaborations. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, the full impact of inflation rates, global political and economic instability, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts, on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, and these events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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
•
the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to MSKCC in connection with the stock price appreciation milestones;
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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including the ongoing wars between Russia and Ukraine and between Israel and Hamas, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2023 are $162.9 million.

On May 15, 2018, we entered into the Amended MSKCC License with MSKCC. In the event a licensed product achieves a specified clinical milestone, MSKCC is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSKCC is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. See Note 2 of the consolidated financial statements for additional detail.

As of December 31, 2023, we recorded a liability of $1.3 million associated with the remaining stock price appreciation milestones for the Amended MSKCC License.

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
•
Under a license agreement with MSKCC, pursuant to which we license certain patents relating to compositions and uses of T-cells derived from iPSCs, CARs and genetic modifications using CRISPR, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $12.5 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property up to the high-single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low- to mid-single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income. Additionally, in the event a licensed product achieves a specified clinical milestone, MSKCC is then eligible to receive additional milestone payments, where the amount of such payments owed to MSKCC are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. See Note 2 of the notes to the consolidated financial statements for additional detail related to the stock price appreciation milestone payments.
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

•
Under a license agreement with Max Delbruck Center for Molecular Medicine (MDC), pursuant to which we license certain patents relating to novel humanized antibody fragments, antigen-binding domains and CAR constructs that uniquely target and specifically bind B-cell Maturation Antigen, we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $11.0 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.
•
Under a license agreement with Baylor College of Medicine, pursuant to which we license certain patents relating to the composition and use of a novel allo-immune defense receptor (ADR), we are required to make annual maintenance payments and payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate milestone payments we may be obligated to make per product are $7.0 million. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of any sublicense income.

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

Inflation

Inflation has increased during the periods covered by this Annual Report on Form 10-K, and may continue to increase or remain elevated for the near future. Inflationary factors, such as increases in the prices of material, interest rates and cost of labor may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Fate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Accrued research and development expenses – clinical trials
Description of the Matter

The Company recorded research and development expenses of $172.6 million for the year ended December 31, 2023. Research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations, investigative sites and sponsored research organizations that conduct certain research and development activities on the Company’s behalf for clinical trials.

Auditing the Company’s research and development expenses and related accruals was challenging due to the complex nature of evaluating the completeness and accuracy of the expenses and accruals. Research and development expenses are recognized as the services are being performed by the vendors, which requires management to accurately estimate the time period over which services will be performed and the level of effort to be expended in each period.

How We Addressed the Matter in Our Audit

To test the clinical trial expenses and related accruals, our audit procedures included, among others, confirming with a sample of vendors the progress of activities under research and development contracts at period end, testing a sample of cash disbursements after period end to assess the completeness of the expense recognition, and testing a sample of research and development expenses recorded during the period and evaluating the timing and amount of the expense recognition.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2009.

San Diego, California

February 26, 2024

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,870	$61,333
Accounts receivable	1,826	38,480
Short-term investments	273,305	374,894
Prepaid expenses and other current assets	14,539	27,367
Total current assets	331,540	502,074
Long-term investments	980	4,942
Property and equipment, net	96,836	110,020
Operating lease right-of-use assets	61,675	66,069
Restricted cash	15,177	15,227
Collaboration contract assets	—	7,196
Other assets	9	33
Total assets	$506,217	$705,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,719	$8,265
Accrued expenses	27,514	53,932
CIRM award liability	—	4,000
Deferred revenue	685	42,226
Operating lease liabilities, current portion	6,176	5,628
Total current liabilities	39,094	114,051
Operating lease liabilities, net of current portion	97,360	103,710
Stock price appreciation milestones	1,346	3,861
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding—2,761,108 at December 31, 2023 and 2,794,549 at December 31, 2022	3	3
Common stock, $0.001 par value; authorized shares—250,000,000; issued and outstanding— 98,627,076 at December 31, 2023 and 97,294,917 at December 31, 2022	99	97
Additional paid-in capital	1,580,032	1,536,497
Accumulated other comprehensive income (loss)	15	(1,854)
Accumulated deficit	(1,211,732)	(1,050,804)
Total stockholders’ equity	368,417	483,939
Total liabilities and stockholders’ equity	$506,217	$705,561

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022
Collaboration revenue	$63,533	$96,300
Operating expenses:
Research and development	172,596	320,454
General and administrative	81,448	84,232
Total operating expenses	254,044	404,686
Loss from operations	(190,511)	(308,386)
Other income:
Interest income	17,186	5,842
Change in fair value of stock price appreciation milestones	2,515	20,307
Other income	9,882	516
Total other income	29,583	26,665
Net loss	$(160,928)	$(281,721)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,869	(1,092)
Comprehensive loss	$(159,059)	$(282,813)
Net loss per common share, basic and diluted	$(1.64)	$(2.91)
Weighted–average common shares used to compute basic and diluted net loss per share	98,411,162	96,826,058

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	2,794,549	$3	95,726,962	$96	$1,448,584	$(762)	$(769,083)	$678,838
Exercise of stock options, net of issuance costs	—	—	941,780	1	9,180	—	—	9,181
Issuance of common stock upon vesting of restricted stock units	—	—	626,175	—	—	—	—	—
Stock–based compensation	—	—	—	—	78,733	—	—	78,733
Unrealized loss on investments, net	—	—	—	—	—	(1,092)	—	(1,092)
Net loss	—	—	—	—	—	—	(281,721)	(281,721)
Balance at December 31, 2022	2,794,549	$3	97,294,917	$97	$1,536,497	$(1,854)	$(1,050,804)	$483,939
Exercise of stock options, net of issuance costs	—	—	93,787	—	76	—	—	76
Issuance of common stock upon vesting of restricted stock units	—	—	1,071,167	1	—	—	—	1
Conversion of preferred shares to common stock	(33,441)	—	167,205	1	—	—	—	1
Stock–based compensation	—	—	—	—	43,459	—	—	43,459
Unrealized gain on investments, net	—	—	—	—	—	1,869	—	1,869
Net loss	—	—	—	—	—	—	(160,928)	(160,928)
Balance at December 31, 2023	2,761,108	$3	98,627,076	$99	$1,580,032	$15	$(1,211,732)	$368,417

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Operating activities:
Net loss	$(160,928)	$(281,721)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,282	13,758
Stock–based compensation	43,459	78,733
Accretion and amortization of premiums and discounts on investments, net	(11,398)	(256)
Amortization of collaboration contract asset	7,196	2,676
Deferred revenue	(41,541)	(6,381)
Change in fair value of stock price appreciation milestones	(2,515)	(20,307)
Grant income from CIRM award	(4,000)	—
Changes in assets and liabilities:
Accounts receivable	36,654	(29,804)
Prepaid expenses and other assets	12,876	(18,330)
Accounts payable and accrued expenses	(28,940)	14,252
Right-of-use assets and lease liabilities, net	(1,408)	(828)
Net cash used in operating activities	(132,263)	(248,208)
Investing activities
Purchases of property and equipment	(6,153)	(35,566)
Purchases of investments	(358,810)	(404,796)
Maturities of investments	477,628	607,113
Net cash provided by investing activities	112,665	166,751
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	85	9,207
Net cash provided by financing activities	85	9,207
Net change in cash, cash equivalents and restricted cash	(19,513)	(72,250)
Cash, cash equivalents and restricted cash at beginning of the year	76,560	148,810
Cash, cash equivalents and restricted cash at end of the year	$57,047	$76,560
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$—	$1,055
Right-of-use assets obtained in exchange for lease obligations	$—	$682

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to bringing off-the-shelf, multiplexed-engineered, iPSC-derived cellular immunotherapies to patients for the treatment of cancer and autoimmune diseases.

As of December 31, 2023, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Cash and cash equivalents	$41,870	$61,333
Restricted cash	15,177	15,227
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$57,047	$76,560

For the years ended December 31, 2023 and 2022, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded if and when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating losses and negative cash flows are indicators of impairment, management believes that future cash flows to be received support the carrying value of its long-lived assets and, accordingly, has not recognized any impairment losses since the Company’s inception.

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

Stock Price Appreciation Milestones

The Company estimates the fair value of the stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement with Memorial Sloan Kettering Cancer Center (MSKCC) using a Monte Carlo simulation model, which relies on the Company’s current stock price as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. The Company accounts for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market at each reporting date. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the probability of achieving a specified clinical milestone, the expected volatility of the Company’s common stock, the risk-free interest rate, and the estimated term, which is based in part on the last valid patent claim date. The Company remeasures the fair value of the stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as non-operating income or expense on the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of the Company’s common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, the Company reassesses the probability of the achievement of such corporate performance goals and any increase or decrease in share-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For stock awards for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved.

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

Employee Retention Credit

The CARES Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when received and include in other income in the statement of operations. The Company received a cash payment and recorded $5.1 million and $0.5 million of other income during the years ended December 31, 2023 and 2022, respectively.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive loss includes unrealized gains and losses on available-for-sale securities.

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

Potentially dilutive securities that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2023	2022
Common stock options	9,850,841	7,267,226
Restricted stock units	3,065,087	5,862,733
Series A convertible preferred stock (if converted)	13,805,540	13,972,745
Total	26,721,468	27,102,704

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

Restructuring

In January 2023, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, extend cash runway and focus resources on the Company’s most promising programs. In connection with the restructuring, the Company reduced its workforce by 60%. Affected employees were informed on January 5, 2023. The restructuring was completed by March 31, 2023. The Company incurred charges of $12.9 million during the year ended December 31, 2023 for severance and other employee termination-related costs, of which $10.9 million were related to research and development expenses and $2.0 million were related to general and administrative expenses. All restructuring and related expenses have been fully recognized by the Company.

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

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which the Company is eligible to share at least 50% of the profits and losses. The Company will continue to receive committed funding from Ono through September 2024 and has maintained worldwide rights of manufacture for Candidate 3. The preclinical option expires upon the earlier of: (a) September 30, 2024 or (b) the achievement of the pre-defined preclinical milestone under the joint development plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the preclinical option until no later than June 2026. Under the 2022 Ono Amendment, aggregate estimated research and development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

On November 7, 2022, Ono exercised its option for continued development of Candidate 2. Upon Ono’s exercise, the Company granted Ono a license to develop and commercialize Candidate 2. The Company elected its preclinical option to co-develop and co-commercialize Candidate 2. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company determined the exercise represented an option with no material right under the Ono Agreement. The Company has completed its performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The Company and Ono will proceed with a joint development plan for the ongoing development of Candidate 2. The costs of this development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. During the year ended December 31, 2023, the Company recognized contra-research and development expense of $8.0 million. There were no such amounts recognized during the year ended December 31, 2022 As of December 31, 2023, the Company has received $6.2 million in aggregate cost-sharing payments from Ono.

On November 30, 2023, the Company entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and development fees have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and development fees over the course of the joint development plan.

Under the terms of the Ono Agreement (as amended by the 2022 Ono Amendment), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, the Company is eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with the Royalties subject to certain reductions.

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

The Company determined that the Ono Agreement, Ono Letter Agreement, and Ono Amendments were within the scope of ASC 808 and applicable to such guidance. The Company concluded that certain units of account within the Ono Agreement and Ono Amendments represented a customer and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. In accordance with this guidance, the Company identified its performance obligations, including its grant of a license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research services, and its participation in a joint steering committee. The Company determined that its grant of a license to Ono to certain of its intellectual property subject to certain conditions was not distinct from other performance obligations because such grant is dependent on the conduct and results of the research services. Additionally, the Company determined that its conduct of research services was not distinct from other performance obligations since such conduct is dependent on the guidance of the joint steering committee. Accordingly, the Company determined that all performance obligations should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research services. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

In accordance with ASC 606, the Company determined that the initial transaction price under the 2023 Ono Amendment equaled $40.7 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $30.7 million. The upfront payment of $10.0 million was recorded as deferred revenue and was recognized as revenue over time in conjunction with the Company’s conduct of research services as the research services are the primary component of the combined performance obligations. Revenue associated with the upfront payment was recognized based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research services. The Company recorded the $5.0 million prepayment of the first-year research and development fees as deferred revenue, and such fees were recognized as revenue as the research services were delivered.

As a direct result of the Company’s entry into the Ono Agreement and the Ono Letter Agreement, the Company incurred an aggregate of $7.8 million in sublicense consideration to existing licensors of the Company. The $7.8 million in sublicense consideration represents an asset under ASC 340 and is being amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. During the years ended December 31, 2022, the Company recognized $4.1 million of such expense. During the year ended December 31, 2023, the Company recognized no such expense.

The Company recognized revenue of $11.2 million and $16.6 million under the Ono Agreement and Ono Letter Agreement during the years ended December 31, 2023 and 2022, respectively. Such revenue comprised $11.2 million associated with research services during the year ended December 31, 2023. Such revenue comprised $2.5 million associated with research services and $1.6 million associated with the upfront payment, and $12.5 million associated with the option exercise during the year ended December 31, 2022. As of December 31, 2023, aggregate deferred revenue related to the Ono Agreement and Ono Letter Agreement was $0.7 million, all of which is classified as current.

As of December 31, 2023, the Company has received $32.7 million in cash of aggregate research and development fees from Ono.

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

Under the terms of the Janssen Agreement and the Stock Purchase Agreement taken together, the Company received $100.0 million, of which $50.0 million was an upfront cash payment and $50.0 million was in the form of an equity investment by JJDC. The Company determined the common stock purchase by JJDC represented a premium of $9.93 per share, or $16.0 million in aggregate (the Equity Premium), and the remaining $34.0 million was recorded as issuance of common stock in shareholders’ equity. In addition, under the Stock Purchase Agreement, the Company exercised the right to require JJDC to purchase an aggregate of $50.0 million in shares in a private placement at the same price per share as paid by investors in a public offering. In June 2020, JJDC purchased 1.8 million shares of the Company’s common stock at a price of $28.31 per share. Additionally, the Company received full funding for the conduct of all research, preclinical development and Investigational New Drug Application (IND)-enabling activities performed by the Company under the Janssen Agreement.

As a direct result of the Company’s entry into the Janssen Agreement, the Company incurred $17.1 million in sublicense fees to certain of its existing licensors. The $17.1 million in sublicense consideration represents an asset under ASC 340, Other Assets and Deferred Costs (ASC 340) and is amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the years ended December 31, 2023 and 2022, the Company recognized $7.2 million and $4.3 million of such expense, respectively. As of December 31, 2023, there was no remaining balance on the Janssen Agreement contract asset.

The Company recognized revenue of $52.3 million under the Janssen Agreement for the year ended December 31, 2023, of which $41.2 million was previously deferred. Such revenue comprised $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise for the year ended December 31, 2023. The Company recognized revenue of $79.7 million under the Janssen Agreement for the year ended December 31, 2022. Such revenue comprised $42.3 million associated with research and development services and $23.1 million associated with the upfront fee and Equity Premium, $13.0 million associated with a commercial option exercise and milestone achievements, and $1.3 million associated with collaboration services for the year ended December 31, 2022.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended MSKCC License) with MSKCC. The Amended MSKCC License amends and restates the Exclusive License Agreement entered into between the Company and MSKCC on August 19, 2016 (the Original MSKCC License), pursuant to which the Company entered into an exclusive license agreement with MSKCC for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs.

Pursuant to the Amended MSKCC License, MSKCC granted to the Company additional licenses to certain patents and patent applications relating to new CAR constructs and off-the-shelf CAR T-cells, including the use of clustered regularly interspaced short palindromic repeat (CRISPR) and other innovative technologies for their production, in each case to research, develop, and commercialize licensed products in the field of all human therapeutic uses worldwide. The Company has the right to grant sublicenses to certain licensed rights in accordance with the terms of the Amended MSKCC License, in which case it is obligated to pay MSKCC a percentage of certain sublicense income received by the Company.

The Company is obligated to pay to MSKCC an annual license maintenance fee during the term of the agreement, and milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

In the event a licensed product achieves a specified clinical milestone, MSKCC is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of the Company’s common stock, where the amount of such payments owed to MSKCC is contingent upon certain increases in the price of the Company’s common stock following the date of achievement of such clinical milestone. These payments are based on common stock price multiples, with the numerator being the fair value of the ten-trading day trailing average closing price of the Company’s common stock and the denominator being the ten-trading day trailing average closing price of the Company’s common stock as of the effective date of the Amended MSKCC License, adjusted for any stock splits, cash dividends, stock dividends, other distributions, combinations, recapitalizations, or similar events. Under the terms of the Amended MSKCC License, upon a change of control of the Company, in certain circumstances, the Company may be required to pay a portion of these payments to MSKCC based on the price of the Company’s common stock in connection with such change of control.

The following table summarizes the common stock multiples and the stock price appreciation milestone payments under the terms of the agreement:

Common stock multiple	5.0x	10.0x	15.0x
Ten-trading day trailing average common stock price	$50.18	$100.36	$150.54
Stock price appreciation milestone payment (in millions)	$20.0	$30.0	$25.0

In July 2021, the Company achieved the specified clinical milestone for a licensed product under the Amended MSKCC License and the Company’s ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, the Company remitted the first milestone payment of $20.0 million to MSKCC during the year ended December 31, 2021.

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of December 31, 2023:

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.0%	4.0%
Expected volatility	84.0%	78.1%
Estimated term (in years)	15.0	16.0
Closing stock price as of measurement date	$3.74	$10.09

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the years ended December 31, 2023 and 2022, the Company recorded $2.5 million and $20.3 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of December 31, 2023 and 2022, the Company recorded a liability of $1.3 million and $3.9 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Pursuant to the terms of the Award, the Company, in its sole discretion, has the option to treat the Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the Award as a grant and derecognized the liability associated with the Award and recorded such amount in other income during the year ended December 31, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2023 and 2022 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2023
Classified as current assets:
Money market fund	1 or less	$35,273	$—	$—	$35,273
U.S. Treasury debt securities	1 or less	82,811	(34)	27	82,804
Non-US government securities	1 or less	999	—	—	999
Municipal securities	1 or less	5,000	(3)	—	4,997
Corporate debt securities	1 or less	47,144	(51)	14	47,107
Commercial paper	1 or less	137,339	(62)	121	137,398
Total short-term investments		$308,566	$(150)	$162	$308,578
Classified as non-current assets:
Corporate debt securities	Greater than 1	$977	$—	$3	$980
Total long-term investments		$977	$—	$3	$980

December 31, 2022
Classified as current assets:
Money market fund	1 or less	$37,645	$—	$—	$37,645
U.S. Treasury debt securities	1 or less	86,221	(263)	37	85,995
Non-US government securities	1 or less	2,425	(2)	—	2,423
Municipal securities	1 or less	18,963	(208)	—	18,755
Corporate debt securities	1 or less	126,691	(1,138)	5	125,558
Commercial paper	1 or less	152,056	(230)	4	151,830
Total short-term investments		$424,001	$(1,841)	$46	$422,206
Classified as non-current assets:
Municipal securities	Greater than 1	$5,000	$(58)	$—	$4,942
Total long-term investments		$5,000	$(58)	$—	$4,942

As of December 31, 2023 and 2022, the Company had $0.9 million and $0.8 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2023 and 2022, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

5. Fair Value Measurements

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Financial assets:
Money market fund	$35,273	$35,273	$—	$—
U.S. Treasury debt securities	82,804	82,804	—	—
Non-US government securities	999	—	999	—
Municipal securities	4,997	—	4,997	—
Corporate debt securities	48,087	—	48,087	—
Commercial paper	137,398	—	137,398	—
Total assets measured at fair value on a recurring basis	$309,558	$118,077	$191,481	$—

Financial liabilities:
Stock price appreciation milestones	$1,346	$—	$—	$1,346
Total financial liabilities measured at fair value on a recurring basis	$1,346	$—	$—	$1,346

As of December 31, 2022:
Financial assets:
Money market fund	$37,645	$37,645	$—	$—
U.S. Treasury debt securities	85,995	85,995	—	—
Non-US government securities	2,423	—	2,423	—
Municipal securities	23,697	—	23,697	—
Corporate debt securities	125,558	—	125,558	—
Commercial paper	151,830	—	151,830	—
Total assets measured at fair value on a recurring basis	$427,148	$123,640	$303,508	$—

Financial liabilities:
Stock price appreciation milestones	$3,861	$—	$—	$3,861
Total financial liabilities measured at fair value on a recurring basis	$3,861	$—	$—	$3,861

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

There were no Level 3 assets held by the Company as of December 31, 2023.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2021	$24,168
Changes in fair value of stock price appreciation milestones liability	(20,307)
Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(2,515)
Balance at December 31, 2023	$1,346

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Furniture and fixtures	$1,309	$1,209
Computer and office equipment	3,132	2,937
Software	2,130	2,122
Leasehold improvements—building	59,038	56,782
Scientific equipment	78,853	77,354
Total property and equipment, gross	144,462	140,404
Less accumulated depreciation and amortization	(47,626)	(30,384)
Total property and equipment, net	$96,836	$110,020

Depreciation expense related to property and equipment was $18.3 million and $13.8 million, for the years ended December 31, 2023 and 2022, respectively.

7. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued payroll and other employee benefits	$10,563	$17,899
Accrued clinical trial related costs	8,833	16,858
Accrued other	8,118	19,175
Total current accrued expenses	$27,514	$53,932

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

As of December 31, 2023, future undiscounted minimum contractual payments under the Company’s operating leases were $162.9 million, which will be paid over a remaining weighted-average lease term of 10.7 years. The weighted-average discount rate for the operating lease liabilities was 8.34%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Straight-line lease expense	$13,159	$15,010
Variable lease expense	2,250	2,614
Total operating lease expense	$15,409	$17,624

Future undiscounted minimum payments under the Company’s operating leases as of December 31, 2023 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2024	$14,659
2025	15,087
2026	15,540
2027	16,006
2028	15,057
Thereafter	86,579
Total undiscounted lease payments	$162,928
Less: imputed interest	(59,392)
Total lease liability	$103,536

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

Sublease income is recognized in other income. Sublease income for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Sublease income	$729	$—

9. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of Class A Convertible Preferred Stock, $0.001 par value per share (the Class A Preferred), at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. In April 2023, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock which amends the definition of Beneficial Ownership Limitation to be 14.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to a Notice of Conversion. In April 2023, 33,441 shares of the Company’s Class A Preferred were converted into 167,205 shares of the Company’s common stock.

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

Stock Option and Incentive Plans and Inducement Equity Plan

2022 Stock Option and Incentive Plan

On June 9, 2022, the Company adopted the 2022 Stock Option and Incentive Plan (the 2022 Plan). The 2022 Plan authorizes 9.5 million shares of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, performance-based awards, and other awards to individuals who are then employees, officers, directors or consultants of the Company. The shares of common stock underlying any awards from the 2022 Plan and a previously existing equity plan from 2013 or 2007 that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) are added back to the shares of common stock available for issuance under the 2022 Plan.

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

As of December 31, 2023, there were 257,310 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

Stock Options. The following table summarizes stock option activity and related information under all equity plans for the year ended December 31, 2023:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2022	7,267,226	$22.37
Granted	5,875,000	6.39
Exercised	(93,787)	3.24
Cancelled	(3,197,598)	20.26
Outstanding at December 31, 2023	9,850,841	$13.71	6.83	$903
Options vested and expected to vest at December 31, 2023	9,850,841	$13.71	6.83	$903
Options exercisable at December 31, 2023	6,297,349	$15.81	5.56	$392

For the years ended December 31, 2023 and 2022, the weighted average grant date fair value of stock options granted per share was equal to $4.83 and $24.07, respectively.

As of December 31, 2023 and 2022, the unrecognized compensation cost related to outstanding options was $23.0 million and $35.1 million, respectively, which was expected to be recognized as expense over approximately 1.9 years and 2.2 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the years ended December 31, 2023 and 2022, was $0.3 million and $23.8 million, respectively. Total cash received upon the exercise of stock options was $0.3 million for the year ended December 31, 2023.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the year ended December 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2022	5,862,733	$48.13
Granted	1,161,540	6.68
Vested	(1,071,167)	42.71
Cancelled	(2,888,019)	44.12
Outstanding at December 31, 2023	3,065,087	$37.96	2.59	$11,463
Restricted stock units expected to vest at December 31, 2023	2,044,470	$28.74	2.38	$7,646

As of December 31, 2023 and 2022, the unrecognized compensation cost related to outstanding restricted stock units (excluding those with unachieved performance-based conditions) was $38.3 million and $137.7 million, respectively, which was expected to be recognized as expense over approximately 2.0 years and 2.8 years, respectively.

During the year ended December 31, 2021, 1,997,377 performance-based restricted stock units (PRSUs) were granted, none of which have vested. No PRSUs were granted during the years ended December 31, 2023 and 2022. There were 1,020,617 and 1,797,619 PRSUs outstanding at December 31, 2023 and 2022, respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$20,849	$51,103
General and administrative	22,610	27,630
Total stock-based compensation expense	$43,459	$78,733

Stock Option Grants Valuation. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Years Ended December 31,
	2023	2022
Risk–free interest rate	3.8%	1.9%
Expected volatility	89.3%	76.2%
Expected term (in years)	6.5	5.8
Expected dividend yield	0.0%	0.0%

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2023	2022
Convertible preferred stock (if converted)	13,805,540	13,972,745
Common stock options	9,850,841	7,267,226
Restricted stock units	3,065,087	5,862,733
Awards available under the 2022 Plan	8,633,496	10,274,169
Awards available under the Inducement Plan	689,750	741,000
Employee stock purchase plan	—	729,000
Total	36,044,714	38,846,873

10. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2023	2022
Tax computed at federal statutory rate	$(33,794)	$(59,161)
State tax, net of federal tax benefit	(4,851)	(11,109)
Non-deductible compensation	25	2,086
Permanent differences	(2,305)	(1,340)
Stock compensation	12,801	3,356
R&D tax credits	(5,773)	(14,484)
Reserve for uncertain tax positions	4,254	12,564
Other	1,928	(1,376)
Valuation allowance	27,715	69,464
Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Capitalized R&D expense	$134,209	$127,250
Net operating losses	112,810	84,608
R&D tax credits	55,492	49,736
Intangible asset amortization	9,220	8,012
Deferred revenue	144	8,714
Stock compensation	8,322	13,128
Lease liability	21,761	22,961
Other	672	2,526
Total deferred tax assets	342,630	316,935
Deferred tax liabilities:
Depreciation	(5,639)	(6,814)
Right-of-use assets	(13,029)	(13,874)
Total deferred tax liabilities	(18,668)	(20,688)
Net of deferred tax assets and liabilities	323,962	296,247
Valuation allowance	(323,962)	(296,247)
Net deferred tax assets	$—	$—

A valuation allowance of $324.0 million and $296.2 million at December 31, 2023 and 2022, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2023, the Company had federal and California net operating loss (NOL) carryforwards of $526.4 million and $522.1 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2023, the Company had federal and California research and development (R&D) credit carryforwards of $40.3 million and $34.7 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study December 31, 2023 and concluded there were no ownership changes during 2023. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States, various state jurisdictions, and the Netherlands with varying statutes of limitations. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and state tax authorities for years beginning in 2020 and 2019, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2023	2022
Beginning unrecognized tax benefits	$52,767	$37,255
Increase related to current year tax positions	9,724	9,101
Increase related to prior year tax positions	90	6,411
Decrease related to prior year tax positions	(2,901)	—
Ending unrecognized tax benefits	$59,680	$52,767

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2023 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2023 would reduce the effective tax rate if recognized. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

11. Employee Benefits

Effective January 1, 2009, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 20 percent of the IRS Standard Limit. The Company’s total contributions to the 401(k) Plan were $1.9 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

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

Litigation

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleges that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint in its entirety. Briefing on our motion to dismiss was completed on December 6, 2023. The court may, in its discretion, either hold oral argument on the motion to dismiss or issue a ruling on the motion based upon the parties’ briefing. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California. The derivative lawsuit names members of our board of directors and certain officers as defendants. The Company is named as a nominal defendant. The plaintiff asserts derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. On August 14, 2023, the court stayed the derivative lawsuit pending the court’s decision on our motion to dismiss in the Securities Action filed September 22, 2023. We intend to vigorously defend against this action.

From time to time, the Company may be involved in various other lawsuits, legal proceedings, or claims that arise in the ordinary course of business. Management believes there are no claims or actions pending against the Company as of December 31, 2023, which will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position, or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

13. Subsequent Events

California Institute for Regenerative Medicine Award

On February 22, 2024, the Company was awarded a $7.9 million grant from the California Institute for Regenerative Medicine (CIRM) to support the conduct of the Company’s Phase 1 study of FT819 in patients with SLE.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 as the Company is classified as a smaller reporting company.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

a) None.

b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 11. Executive Compensation

The information required by this item is contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference, except as to information disclosed in the Proxy Statement pursuant to Item 402(v) of Regulation S-K relating to pay versus performance.

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

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of the Registrant	8-K	001-36076	3.1	April 19, 2023

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

10.1#	2007 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-190608	10.1	August 29, 2013

10.2#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	10-K	001-36076	10.2	February 24, 2021

10.3#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.4#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.5#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.6#	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-36076	10.1	August 8, 2023

10.7#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	10-K	001-36076	10.8	February 24, 2021

10.8#	Forms of Stock Option Agreement under the Registrant's Inducement Equity Plan	10-K	001-36076	10.9	February 24, 2021

10.9#	Forms of Restricted Stock Unit Award Agreement under the Registrant's Inducement Equity Plan	10-K	001-36076	10.10	February 24, 2021

10.10	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.11	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.12	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.13	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.14	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.15	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.16	Form of Indemnification Agreement	S-1/A	333-190608	10.20	August 29, 2013

10.17†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.19	February 24, 2021

10.18†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.20	February 24, 2021

10.19†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.21	February 24, 2021

10.20†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 24, 2010	10-K	001-36076	10.22	February 24, 2021

10.21	Securities Purchase Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	August 8, 2016

10.22	Registration Rights Agreement, dated August 6, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	August 8, 2016

10.23	Securities Purchase Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.1	November 22, 2016

10.24	Registration Rights Agreement, dated November 21, 2016, by and among the Registrant and the Purchasers	8-K	001-36076	10.2	November 22, 2016

10.25#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

10.26#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

10.27	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.28	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.29†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.30†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.31#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	10-K	001-36076	10.38	March 5, 2019

10.32†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

10.33#	Offer Letter by and between the Registrant and Edward Dulac III, dated May 20, 2020	8-K	001-36076	10.1	August 19, 2020

10.34†	Letter Agreement, dated December 4, 2020, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	10-K	001-36076	10.39	February 24, 2021

10.35†	Patent License Agreement by and between the Registrant and Max-Delbrück-Centrum für Molekulare Medizin in der Helmholtz-Gemeinschaft, dated August 30, 2019	10-K	001-36076	10.40	February 24, 2021

10.36	Open Market Sale AgreementSM, dated November 8, 2023, by and between the Registrant and Jefferies LLC	S-3	333-275402	1.2	November 8, 2023

10.37†	License Agreement, dated April 9, 2020, by and between the Registrant and Dana-Farber Cancer Institute, Inc.	10-K	001-36076	10.40	February 28, 2022

10.38#	2022 Stock Option and Incentive Plan and form agreements thereunder	S-8	333-26552	99.1	June 9, 2022

10.39†	Amendment 01 to Collaboration and Option Agreement, dated June 28, 2022, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	10-Q	001-36076	10.2	August 3, 2022

10.40	Letter Agreement, dated November 7, 2022, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	8-K	001-36076	10.1	November 7, 2022

10.41	Amendment 03 to Collaboration and Option Agreement, dated November 30, 2023, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	—	—	—	Filed herewith

10.42†	Exclusive License Agreement, dated April 17, 2020, by an between the Registrant and Baylor College of Medicine	—	—	—	Filed herewith

14.1	Amended Code of Business Conduct and Ethics	—	—	—	Filed herewith

21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	February 28, 2023

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

97.1	Compensation Recovery Policy	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: February 26, 2024	By:	/s/ J. Scott Wolchko J. Scott Wolchko President and Chief Executive Officer (Principal Executive Officer and Authorized Signatory)

Date: February 26, 2024	By:	/s/ Edward J. Dulac III Edward J. Dulac III Chief Financial Officer (Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ J. Scott Wolchko	President and Chief Executive Officer and Director	February 26, 2024
J. Scott Wolchko	(Principal Executive Officer)

/s/ Edward J. Dulac III	Chief Financial Officer	February 26, 2024
Edward J. Dulac III	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	February 26, 2024
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	February 26, 2024
John D. Mendlein, Ph.D., J.D.

/s/ Shefali Agarwal	Director	February 26, 2024
Shefali Agarwal, M.D.

/s/ Timothy P. Coughlin	Director	February 26, 2024
Timothy P. Coughlin

/s/ Robert S. Epstein	Director	February 26, 2024
Robert S. Epstein

/s/ Robert Hershberg	Director	February 26, 2024
Robert Hershberg, M.D., Ph.D.

/s/ Karin Jooss	Director	February 26, 2024
Karin Jooss, Ph.D.

/s/ Michael Lee	Director	February 26, 2024
Michael Lee

/s/ Yuan Xu	Director	February 26, 2024
Yuan Xu, Ph.D.