Form 10-Q
period 2024-03-31
FATE THERAPEUTICS INC
filed 2024-05-09
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, 113,831,969 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

•
Our product candidates and programs represent novel therapeutic approaches to treating cancer and autoimmune diseases, and our product candidates may cause undesirable side effects or have other properties that could delay or halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived natural killer (NK) cell and T-cell product candidates currently undergoing clinical development. We may elect to deprioritize or discontinue the clinical development of one or more of our product candidates for any number of reasons, including due to changes in our business strategy, in our prioritization of our product candidates, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to discontinue clinical development in one disease area in order to pursue the development of such product candidate in another disease area.
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
•
The manufacture and distribution of our product candidates are complex and subject to a multitude of risks. These risks could substantially limit the clinical and commercial supply of our product candidates and increase our costs, and the development and commercialization of our product candidates could be significantly delayed or restricted if the U.S. Food and Drug Administration (FDA) or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.
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
•
We recently qualified as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply with only certain reduced reporting and disclosure requirements applicable to such companies could make our stock less attractive to investors.
•
Global economic and market conditions, any continued and prolonged public health emergency similar to the COVID-19 pandemic, wars and other armed conflicts, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, could adversely impact various aspects of our business, results of operations and financial condition, and could cause disruptions to our supply chain and the development and manufacture of our product candidates.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,322	$41,870
Accounts receivable	858	1,826
Short-term investments	262,222	273,305
Prepaid expenses and other current assets	9,973	14,539
Total current assets	394,375	331,540
Long-term investments	7,595	980
Property and equipment, net	92,116	96,836
Operating lease right-of-use assets	60,620	61,675
Restricted cash	15,177	15,177
Other assets	9	9
Total assets	$569,892	$506,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,765	$4,719
Accrued expenses	32,043	27,514
Deferred revenue	159	685
Operating lease liabilities, current portion	6,402	6,176
Total current liabilities	45,369	39,094
Operating lease liabilities, net of current portion	95,668	97,360
Stock price appreciation milestones	2,740	1,346
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at March 31, 2024 and December 31, 2023; Class A Convertible Preferred shares issued and outstanding—2,761,108 at March 31, 2024 and December 31, 2023	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding— 113,798,942 at March 31, 2024 and 98,627,076 at December 31, 2023	114	99
Additional paid-in capital	1,685,928	1,580,032
Accumulated other comprehensive income (loss)	(194)	15
Accumulated deficit	(1,259,736)	(1,211,732)
Total stockholders’ equity	426,115	368,417
Total liabilities and stockholders’ equity	$569,892	$506,217

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Collaboration revenue	$1,925	$58,980
Operating expenses:
Research and development	32,138	65,629
General and administrative	20,855	21,943
Total operating expenses	52,993	87,572
Loss from operations	(51,068)	(28,592)
Other income (expense):
Interest income	4,149	3,694
Change in fair value of stock price appreciation milestones	(1,394)	1,718
Other income	309	4,299
Total other income	3,064	9,711
Net loss	$(48,004)	$(18,881)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(209)	1,208
Comprehensive loss	$(48,213)	$(17,673)
Net loss per common share, basic and diluted	$(0.47)	$(0.19)
Weighted-average common shares used to compute basic and diluted net loss per share	101,104,345	98,054,687

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Operating activities
Net loss	$(48,004)	$(18,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,821	4,191
Stock-based compensation	10,981	10,983
Accretion and amortization of premiums and discounts on investments, net	(2,631)	(2,295)
Amortization of collaboration contract assets	—	7,196
Deferred revenue	(525)	(40,488)
Change in fair value of stock price appreciation milestones	1,394	(1,718)
Grant income from 2018 CIRM Award	—	(4,000)
Changes in operating assets and liabilities:
Accounts receivable	968	24,980
Prepaid expenses and other assets	4,565	11,901
Accounts payable and accrued expenses	(4,507)	(20,393)
Right-of-use assets and lease liabilities, net	(412)	(336)
Net cash used in operating activities	(33,350)	(28,860)
Investing activities
Purchases of property and equipment	(86)	(3,208)
Purchases of investments	(86,335)	(114,452)
Maturities of investments	103,735	127,000
Net cash provided by investing activities	17,314	9,340
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	299	207
Proceeds from public offering of common stock, net of issuance costs	75,193	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	19,996	—
Net cash provided by financing activities	95,488	207
Net change in cash, cash equivalents and restricted cash	79,452	(19,313)
Cash, cash equivalents and restricted cash at beginning of the period	57,047	76,560
Cash, cash equivalents and restricted cash at end of the period	$136,499	$57,247
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$14	$612
Accrued issuance costs included in additional paid-in-capital	$558	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to bringing off-the-shelf, multiplexed-engineered, induced pluripotent stem cell (iPSC)-derived cellular immunotherapies to patients for the treatment of cancer and autoimmune diseases.

As of March 31, 2024, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offering

In March 2024, the Company completed a public offering of common stock in which investors purchased 14,545,454 shares of the Company’s common stock at a public offering price of $5.50 per share under a shelf registration statement. Gross proceeds from the public offering were approximately $80.0 million, and, after giving effect to $5.3 million of costs related to the public offering, net proceeds were approximately $74.7 million.

Private Placement of Pre-Funded Warrants

In March 2024, in conjunction with the public offering, the Company issued in a private placement, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,636,364 shares of the Company’s common stock (2024 Pre-Funded Warrants) (see Note 8). The purchase price of the 2024 Pre-Funded Warrants was $5.499 per pre-funded warrant, which equals the per share public offering price for the shares of common stock issued in the March 2024 public offering, less the $0.001 exercise price for each pre-funded warrant, for aggregate net proceeds of approximately $20.0 million.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements relate to its stock price appreciation milestone obligations, contracts containing leases, and accrued expenses. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$121,322	$42,020
Restricted cash	15,177	15,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$136,499	$57,247

For each of the three months ended March 31, 2024 and 2023, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the SEC on February 26, 2024. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The 3,893,674 pre-funded warrants associated with the January 2021 public equity offering and the private placement concurrent with the March 2024 public equity offering (see Note 8) are included in the weighted-average common shares outstanding in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents for the periods presented include convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option and incentive plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Basic and diluted net loss per share attributable to stockholders for the three months ended March 31, 2024 and 2023 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(48,004)	$(18,881)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	100,447,435	97,797,377
Weighted-average pre-funded warrants	656,910	257,310
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	101,104,345	98,054,687
Net loss per share, basic and diluted
Basic and diluted	$(0.47)	$(0.19)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Convertible preferred stock	13,805,540	13,972,745
Outstanding options to purchase common stock	13,308,902	11,874,180
Outstanding restricted stock units	3,468,958	3,970,765
Total	30,583,400	29,817,690

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

On November 7, 2022, Ono exercised its option for continued development of Candidate 2. Upon Ono’s exercise of the option, the Company granted Ono a license to develop and commercialize Candidate 2. The Company elected its preclinical option to co-develop and co-commercialize Candidate 2. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company determined the exercise represented an option with no material right under the Ono Agreement. The Company has completed its performance obligations with respect to the exercise of the option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The Company and Ono will proceed with a joint development plan for the ongoing development of Candidate 2. The costs of this development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. During the three months ended March 31, 2024, the Company recognized contra-research and development expense of $0.8 million. As of March 31, 2024, the Company has received $8.0 million in aggregate cost-sharing payments from Ono.

On November 30, 2023, the Company entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment and collectively with the 2022 Ono Amendment, the Ono Amendments). Under the 2023 Ono Amendment, aggregate estimated research and development fees payable by Ono to the Company have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and development fees over the course of the joint development plan.

Under the terms of the Ono Agreement (as amended by the Ono Amendments), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its preclinical option to Candidate 3), the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, the Company is eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with the Royalties subject to certain reductions.

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

As a direct result of the Company’s entry into the Ono Agreement, the Ono Amendments, and the Ono Letter Agreement, the Company incurred an aggregate of $7.8 million in sublicense consideration to existing licensors. The $7.8 million in sublicense consideration represents an asset under ASC 340 and was amortized to research and development expense ratably with the Company’s revenue recognition under the Ono Agreement. The Company recognized no such expense during the three months ended March 31, 2024 and 2023.

The Company recognized revenue of $1.9 million under the Ono Agreement for the three months ended March 31, 2024. All such revenue was associated with research services for the three months ended March 31, 2024. During the three months ended

March 31, 2023, the Company recognized revenue of $6.7 million under the Ono Agreement. All of such revenue was associated with research services for the three months ended March 31, 2023. As of March 31, 2024, aggregate deferred revenue related to the research services under the Ono Agreement was $0.2 million, all of which is classified as current.

As of March 31, 2024, the Company has received $34.1 million in aggregate research and development fees from Ono.

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

In connection with the Janssen Agreement, the Company incurred $17.1 million in sublicense fees to certain of its existing licensors. The $17.1 million in sublicense consideration represents an asset under ASC Topic 340, Other Assets and Deferred Costs (ASC 340) and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the three months ended March 31, 2023, the Company recognized $7.2 million of such expense. As of March 31, 2024, there was no remaining balance on the Janssen Agreement contract asset.

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

Prior to termination of the Janssen Agreement, the Company had received $82.0 million in aggregate research and development fees from Janssen.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (Amended MSKCC License) with MSKCC. The Amended MSKCC License amends and restates the Exclusive License Agreement entered into between the Company and MSKCC on August 19, 2016 (Original MSKCC License), pursuant to which the Company entered into an exclusive license agreement with MSKCC for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with chimeric antigen receptors (CARs).

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of March 31, 2024:

	As of March 31,	As of December 31,
	2024	2023
Risk-free interest rate	4.3%	4.0%
Expected volatility	84.1%	84.0%
Estimated term (in years)	14.8	15.0
Closing stock price as of remeasurement date	$7.34	$3.74

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three months ended March 31, 2024 and 2023, the Company recorded $1.4 million of expense and $1.7 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of March 31, 2024 and December 31, 2023, the Company recorded a liability of $2.7 million and $1.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

3. California Institute for Regenerative Medicine Awards

On April 5, 2018, the Company executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors, including in combination with monoclonal antibody therapy (the 2018 CIRM Award). The 2018 CIRM Award is subject to certain co-funding requirements by the Company, and the Company is required to provide CIRM progress and financial update reports under the 2018 CIRM Award.

Pursuant to the terms of the 2018 CIRM Award, the Company, in its sole discretion, has the option to treat the 2018 CIRM Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the 2018 CIRM Award as a grant and derecognized the liability associated with the 2018 CIRM Award and recorded such amount in other income during the three months ended March 31, 2023.

On February 22, 2024, the Company received approval from CIRM for funding of a $7.9 million grant (the 2024 CIRM Award) to support the conduct of the Company’s Phase 1 study of FT819 in patients with systemic lupus erythematosus (SLE). The Company finalized and executed the Award agreement in April 2024. Pursuant to the terms of the 2024 CIRM Award and certain co-funding requirements, the Company will receive five disbursements in varying amounts, with one disbursement receivable upon the execution of the 2024 CIRM Award, and four disbursements receivable based on the completion of certain development milestones throughout the project period of the Award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Project Period). The Company is required to provide CIRM progress and financial update reports throughout the Project Period.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2024 and December 31, 2023 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2024
Classified as current assets:
Money market fund	1 or less	$101,163	$—	$—	$101,163
U.S. Treasury debt securities	1 or less	45,844	(33)	—	45,811
Municipal securities	1 or less	3,212	(1)	—	3,211
Corporate debt securities	1 or less	87,415	(86)	7	87,336
Commercial paper	1 or less	133,581	(101)	14	133,494
Total short-term investments		$371,215	$(221)	$21	$371,015
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$1,957	$(5)	$—	$1,952
Corporate debt securities	Greater than 1	5,636	(4)	11	5,643
Total long-term investments		$7,593	$(9)	$11	$7,595

December 31, 2023
Classified as current assets:
Money market fund	1 or less	$35,273	$—	$—	$35,273
U.S. Treasury debt securities	1 or less	82,811	(34)	27	82,804
Non-US government securities	1 or less	999	—	—	999
Municipal securities	1 or less	5,000	(3)	—	4,997
Corporate debt securities	1 or less	47,144	(51)	14	47,107
Commercial paper	1 or less	137,339	(62)	121	137,398
Total short-term investments		$308,566	$(150)	$162	$308,578
Classified as non-current assets:
Corporate debt securities	Greater than 1	$977	$—	$3	$980
Total long-term investments		$977	$—	$3	$980

As of March 31, 2024 and December 31, 2023, the Company had $0.9 million and $0.9 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024
Financial assets:
Money market funds	$101,163	$101,163	$—	$—
U.S. Treasury debt securities	47,763	47,763	—	—
Municipal securities	3,211	—	3,211	—
Corporate debt securities	92,979	—	92,979	—
Commercial paper	133,494	—	133,494	—
Total financial assets measured at fair value on a recurring basis	$378,610	$148,926	$229,684	$—

Financial liabilities:
Stock price appreciation milestones	$2,740	$—	$—	$2,740
Total financial liabilities measured at fair value on a recurring basis	$2,740	$—	$—	$2,740

As of December 31, 2023
Financial assets:
Money market funds	$35,273	$35,273	$—	$—
U.S. Treasury debt securities	82,804	82,804	—	—
Non-U.S. government securities	999	—	999	—
Municipal securities	4,997	—	4,997	—
Corporate debt securities	48,087	—	48,087	—
Commercial paper	137,398	—	137,398	—
Total assets measured at fair value on a recurring basis	$309,558	$118,077	$191,481	$—

Financial liabilities:
Stock price appreciation milestones	$1,346	$—	$—	$1,346
Total financial liabilities measured at fair value on a recurring basis	$1,346	$—	$—	$1,346

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

There were no Level 3 assets held by the Company as of March 31, 2024.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three months ended March 31, 2024 (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	1,394
Balance at March 31, 2024	$2,740

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three months ended March 31, 2023 (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(1,718)
Balance at March 31, 2023	$2,143

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued clinical trial related costs	$7,975	$8,833
Accrued payroll and other employee benefits	5,414	10,563
Accrued other	18,654	8,118
Total current accrued expenses	$32,043	$27,514

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

As of March 31, 2024, future undiscounted minimum contractual payments under the Company’s operating leases were $159.3 million, which will be paid over a remaining weighted-average lease term of 10.5 years. The weighted-average discount rate for the operating lease liabilities was 8.35%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Straight-line lease expense	$3,221	$3,318
Variable lease expense	887	613
Total operating lease expense	$4,108	$3,931

No short-term lease expense was recognized during the three months ended March 31, 2024 and 2023.

Future undiscounted minimum lease payments under the Company’s operating leases as of March 31, 2024 are as follows (in thousands):

Operating Lease Payments
Remaining 2024	$11,025
2025	15,087
2026	15,540
2027	16,006
2028	15,057
2029	10,602
Thereafter	75,978
Total undiscounted lease payments	$159,295
Less: imputed interest	(57,225)
Total lease liability	$102,070

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

Sublease income is recognized in other income. Sublease income for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sublease income	$273	$—

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

The Class A Preferred are non-voting shares and are convertible into five shares of the Company’s common stock at a conversion price of $2.66 per share, which was the fair value of the Company’s common stock on the date of issuance of the Class A Preferred. Holders of the Class A Preferred have the same dividend rights as holders of the Company’s common stock. Additionally, the liquidation preferences of the Class A Preferred are pari passu among holders of the Company’s common stock and holders of the

Class A Preferred, pro rata based on the number of shares held by each such holder (treated for this purpose as if the Class A Preferred had been converted to common stock).

Pre-Funded Warrants

In January 2021, in conjunction with a public offering, the Company issued pre-funded warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock (2021 Pre-Funded Warrants). The purchase price for the 2021 Pre-Funded Warrants was $85.499 per pre-funded warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. Given that the 2021 Pre-Funded Warrants are indexed to the Company’s own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets.

In March 2024, in conjunction with a public offering, the Company issued in a private placement, in lieu of common stock to certain investors, pre-funded warrants to purchase 3,636,364 shares of the Company’s common stock (2024 Pre-Funded Warrants, and collectively with the 2021 Pre-Funded Warrants, the Pre-Funded Warrants). The purchase price for the 2024 Pre-Funded Warrants was $5.499 per pre-funded warrant, which equals the per share public offering price for the shares of common stock issued in the March 2024 public offering, less the $0.001 exercise price for each such pre-funded warrant. Given that the 2024 Pre-Funded Warrants are indexed to the Company’s own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company’s unaudited condensed consolidated balance sheets.

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

As of March 31, 2024, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended March 31, 2024:

	Number of Options	Weighted- Average Price
Balance at December 31, 2023	9,850,841	$13.71
Granted	3,745,625	6.77
Exercised	(45,438)	6.57
Cancelled	(242,126)	10.96
Balance at March 31, 2024	13,308,902	$11.83

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2023	3,065,087	$37.96
Granted	1,076,100	6.76
Vested	(580,974)	31.49
Cancelled	(91,255)	27.87
Balance at March 31, 2024	3,468,958	$29.63

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$5,716	$5,056
General and administrative	5,265	5,927
Total	$10,981	$10,983

As of March 31, 2024, the unrecognized compensation cost related to outstanding options was $36.5 million and is expected to be recognized as expense over a weighted-average period of approximately 2.2 years.

As of March 31, 2024, the unrecognized compensation cost related to restricted stock units was $38.4 million which is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.8%	3.8%
Expected volatility	87.1%	89.9%
Expected term (in years)	6.4	6.4
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2024 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,761,108	$3	98,627,076	$99	$1,580,032	$15	$(1,211,732)	$368,417
Exercise of stock options, net of issuance costs	—	—	45,438	—	299	—	—	299
Issuance of common stock upon vesting of restricted stock units	—	—	580,974	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,981	—	—	10,981
Public offering of common stock, net of issuance costs	—	—	14,545,454	15	74,620	—	—	74,635
Private placement of pre-funded warrants, net of issuance costs	—	—	—	—	19,996	—	—	19,996
Unrealized loss on investments	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	(48,004)	(48,004)
Balance at March 31, 2024	2,761,108	$3	113,798,942	$114	$1,685,928	$(194)	$(1,259,736)	$426,115

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

9. Subsequent Events

In May 2024, the Company achieved a development milestone in accordance with the Ono Agreement. The Company is entitled to a milestone payment of $5.0 million from Ono.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2024.

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

To create better cell therapies, we have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our cell therapy product candidates. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe clonal master iPSC lines can be used to mass produce multiplexed-engineered cellular immunotherapies which are well-defined and uniform in composition, can be stored in inventory for off-the-shelf availability, can be combined and administered with other therapies, and can have broader patient reach.

Utilizing our proprietary iPSC product platform, we are advancing off-the-shelf, multiplexed-engineered natural killer (NK) and T-cell product candidates which are selectively designed to incorporate novel synthetic controls of cell function, and are intended to deliver multiple therapeutic mechanisms to patients for the treatment of cancer and autoimmune diseases. We have a deep pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted NK and T-cell product candidates currently under development with multiple clinical trials ongoing. In addition, we have entered into research collaborations and license agreements with academic institutions to support the development of our iPSC product platform and our off-the-shelf product candidates, including, among others, the Regents of the University of Minnesota and Memorial Sloan Kettering Cancer Center (MSKCC).

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities headquartered in San Diego, California. Our results of operations include the operations of the Company and its subsidiaries. To date, the aggregate operations of our subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

On November 30, 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and development fees payable to us by Ono have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and development fees over the course of the joint development plan.

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

During the three months ended March 31, 2024, we recognized $1.9 million of collaboration revenue and $0.8 million of contra-research and development expense under the Ono Agreement. During the three months ended March 31, 2023, we recognized $6.7 million of collaboration revenue and $1.0 million of contra-research and development expense under the Ono Agreement.

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

On January 3, 2023, we received notice of termination from Janssen of the Janssen Agreement. The termination took effect on April 3, 2023, and during the three months ending March 31, 2023, we performed wind-down activities, including discontinuing development of all collaboration product candidates under the Janssen Agreement. We were reimbursed for all wind-down activities associated with the termination of the Janssen Agreement during the second quarter of 2023.

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts, such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income (Expense)

Other income (expense) consists of changes in the fair value of stock price appreciation milestones associated with the Amended MSKCC License with MSKCC, interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

California Institute for Regenerative Medicine Awards

On April 5, 2018, we executed an award agreement with the California Institute for Regenerative Medicine (CIRM) pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial (the 2018 CIRM Award). In November 2019, we submitted an IND application for FT516 in advanced solid tumors.

Pursuant to the terms of the 2018 CIRM Award, we, in our sole discretion, have the option to treat the 2018 CIRM Award either as a loan or as a grant. During the first quarter of 2023, we elected to treat the 2018 CIRM Award as a grant and derecognized the liability associated with the 2018 CIRM Award and recorded such amount in other income during the year ended December 31, 2023.

On February 22, 2024, the Company received approval from CIRM for funding of a $7.9 million grant (the 2024 CIRM Award) to support the conduct of the Company’s Phase 1 study of FT819 in patients with systemic lupus erythematosus (SLE). We finalized and executed the Award agreement in April 2024. Pursuant to the terms of the Award and certain co-funding requirements, we will receive five disbursements in varying amounts, with one disbursement receivable upon the execution of the 2024 CIRM Award, and four disbursements receivable based on the completion of certain development milestones throughout the project period of the 2024 CIRM Award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Project Period). We are required to provide CIRM progress and financial update reports throughout the Project Period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the stock price appreciation milestones for the Amended MSKCC License, contracts containing leases, accrued expenses, stock-based compensation, and the estimated total costs expected to be incurred under our collaboration agreements. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2024.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		Increase/
	2024	2023	(Decrease)
Collaboration revenue	$1,925	$58,980	$(57,055)
Research and development expense	32,138	65,629	(33,491)
General and administrative expense	20,855	21,943	(1,088)
Total other income	3,064	9,711	(6,647)

Collaboration Revenue. During the three months ended March 31, 2024 and 2023, we recognized revenue of $1.9 million and $59.0 million, respectively, under our collaboration agreements with Janssen and Ono. The decrease in collaboration revenue was primarily attributable to the Janssen contract termination in April 2023. The following table summarizes the revenue recognized with respect to each collaboration partner for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Janssen Biotech, Inc.	$—	$52,312
Ono Pharmaceutical Co., Ltd.	1,925	6,668
Total collaboration revenue	$1,925	$58,980

Research and development expenses. Research and development expenses were $32.1 million for the three months ended March 31, 2024, compared to $65.6 million for the three months ended March 31, 2023. The decrease in research and development expenses was attributable primarily to the following:

•
$13.0 million decrease in employee compensation and benefits expense, including a $0.7 million increase in employee stock-based compensation expense, due to our restructuring in the first quarter of 2023;
•
$10.5 million decrease in third-party professional consultant and clinical trial related expense; and
•
$7.2 million decrease in licensing fees.

General and administrative expenses. General and administrative expenses were $20.9 million for the three months ended March 31, 2024, compared to $21.9 million for the three months ended March 31, 2023. The decrease in general and administrative expenses was attributable primarily to a $2.8 million decrease in employee compensation and benefits expense, including a $0.7 million decrease in employee stock-based compensation expense, partially offset by an increase to patent and legal expenses of $2.2 million.

Other income (expense), net. Other income (expense), net was $3.1 million and $9.7 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we recorded $1.4 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended March 31, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended March 31, 2023, we recorded $4.0 million in income attributable to the 2018 CIRM Award, and $1.7 million in income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSK License. Other income (expense), net for the three months ended March 31, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2024, we had an accumulated deficit of $1.3 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $33.4 million compared to cash used in operating activities of $28.9 million during the three months ended March 31, 2023. The primary drivers of this change in cash used in operating activities was our increase of $29.1 million in net loss primarily due to the termination of the Janssen agreement and related decrease in revenue.

Investing Activities

During the three months ended March 31, 2024, investing activities provided cash of $17.3 million compared to cash provided by investing activities of $9.3 million during the three months ended March 31, 2023. The change was primarily attributable to an increase in the net maturities of investments of $17.4 million during the three months ended March 31, 2024 compared to the net maturities of investments of $12.5 million during the three months ended March 31, 2023. All other investing activities for the periods presented were attributable to the purchase and maturities of investments.

Financing Activities

For the three months ended March 31, 2024, financing activities provided cash of $95.5 million, which primarily consisted of (i) the issuance of 14,545,454 shares of common stock at a purchase price of $5.50 per share in an underwritten offering of common stock in March 2024, (ii) the issuance of pre-funded warrants to purchase an aggregate of 3,636,364 shares of common stock at a purchase price of $5.499 per pre-funded warrant, which represents the offering price per share of common stock in the underwritten offering less the $0.001 exercise price per share of each pre-funded warrant, in a private placement concurrent with the underwritten offering and (iii) the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the three months ended March 31, 2023, financing activities provided cash of $0.2 million, which consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through March 31, 2024, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2024, we had aggregate cash and cash equivalents and investments of $391.1 million.

Offerings Pursuant to Registration Statement on Form S-3 and Private Placement of Pre-Funded Warrants

In November 2023, the SEC declared effective a shelf registration statement on Form S-3 filed by us in November 2023 (File No. 333-275402). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement are established at the time of such offering. We were initially eligible to issue an aggregate of $300.0 million in securities under the shelf registration statement. Additionally, we entered into a sales agreement with Jefferies LLC (Jefferies) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $300.0 million registered under the shelf registration statement) through Jefferies as the sales agent.

In March 2024, we entered into an underwriting agreement with BofA Securities, Inc., Jefferies, and Leerink Partners LLC with respect to an underwritten offering, under which we sold 14,545,454 shares of our common stock at a purchase price of $5.50 per share pursuant to the shelf registration statement. To date, we have not sold any securities pursuant to the sales agreement with Jefferies and are eligible to issue an aggregate of approximately $220.0 million under the shelf registration statement (including the $100.0 million issuable pursuant to the sales agreement with Jefferies).

In March 2024, concurrent with the underwritten offering, we entered into a securities purchase agreement with a fund affiliated with Redmile Group, LLC under which we sold pre-funded warrants to purchase up to 3,636,364 shares of our common stock, at a purchase price of $5.499 per pre-funded warrant, in a private placement exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933 (the Securities Act), as amended. Pursuant to the terms of the purchase agreement, we agreed to register for resale the shares of common stock issuable upon the exercise of the pre-funded warrants (Warrant Shares). On April 18, 2024, we filed a resale registration statement on Form S-3 (File No. 333-278792), registering the Warrant Shares. The resale registration statement on Form S-3 was declared effective on April 29, 2024.

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

We believe our existing cash and cash equivalents and investments as of March 31, 2024 and as of the date of filing of this Quarterly Report on Form 10-Q will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and wars and other armed conflicts. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity, debt securities, or through existing or future potential collaborations. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, the full impact of rising inflation rates, global political and economic instability, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, and these events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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
•
the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, including in our ongoing lawsuits against Shoreline Biosciences, Inc. and Dr. Dan S. Kaufman, and the cost of enforcing any of our other contractual rights;
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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

Contractual Obligations and Commitments

We lease certain office, laboratory, and manufacturing space under non-cancelable operating leases. In addition to rent, our leases are subject to certain fixed amenities fees. These leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 7 to the unaudited condensed consolidated financial statements for additional detail.

We entered into a license agreement with MSKCC under which we obtained rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with CARs. In the event a licensed product achieves a specified clinical milestone, MSKCC is then eligible to receive certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSKCC are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. In July 2021, we achieved the specified clinical milestone for a licensed product under the Amended MSKCC License and our ten-trading day trailing average common stock price exceeded the first, pre-specified threshold. As a result, we remitted payment to MSKCC for the first milestone payment of $20.0 million. See Note 2 to the unaudited condensed consolidated financial statements for additional detail surrounding our stock price appreciation milestone obligations.

We have no material contractual obligations not fully recorded on our unaudited condensed consolidated balance sheets or fully disclosed in the notes to the financial statements.

Inflation

Inflation has persisted during the periods covered by this Quarterly Report on Form 10-Q, and may continue to increase or remain elevated for the near future. Inflationary factors, such as increases in the prices of material, interest rates and costs of labor, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates continue to rise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, who serve as our principal executive officer and our principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer each concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently pursuing claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, is pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, and Messrs. William Sandborn and Steven Holtzman. Our claims stem from, among other acts, Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. Kaufman cross-claimed alleging breach of the Scientific Advisor Agreement by the Company. On April 11, 2024, we filed a motion for summary judgment against Kaufman’s cross-claims. Shoreline filed a motion for summary judgment of no tortious interference and no aiding and abetting Kaufman’s fraud and deceit. On April 12, 2024, we filed a motion for summary adjudication of Kaufman’s duties under the Scientific Advisor Agreement and on certain of his affirmative defenses. We also filed a motion for summary adjudication on many of Shoreline’s affirmative defenses. Kaufman also filed a motion for summary adjudication on only the fraud and deceit, tortious interference, and restitution and unfair competition claims asserted against him. Fact and expert discovery is ongoing, and we are seeking monetary damages.

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). On June 7, 2023, we and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. On July 14, 2023 each party filed motions for summary judgment. On August 30, 2023, the court granted Shoreline’s motion for summary judgment and denied our motion for partial summary judgment as moot. Judgment in favor of Shoreline was entered on August 31, 2023. On October 16, 2023, the district court denied Shoreline’s motion for attorney’s fees. On September 27, 2023, we and Whitehead filed a Notice of Appeal with the Court of Appeals for the Federal Circuit challenging the trial court’s claim construction and grant of summary judgment in favor of the defendants; the defendants cross-appealed challenging the district court’s earlier denial of a motion to dismiss and partial motion for summary judgment on other grounds. The Federal Circuit docketed the case on October 5, 2023. We filed our opening appeal brief on February 2, 2024. There can be no assurance that we will prevail on any such appeal.

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleges that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint in its entirety. Briefing on our motion to dismiss was completed on December 6, 2023. The court may, in its discretion, either hold an oral argument or issue a ruling on the motion to dismiss based upon the parties’ briefing. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California. The derivative lawsuit names members of our board of directors and certain officers as defendants. The Company is named as a nominal defendant. The plaintiff asserts derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. On August 14, 2023, the court stayed the derivative lawsuit pending the court’s decision on our motion to dismiss in the Securities Action filed September 22, 2023. We intend to continue to vigorously defend against this action.

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

All of our product candidates are currently in research or early clinical development. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety, purity and potency, or efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval. In addition, we have historically focused on the development of cell therapies for cancer. We have limited prior experience in developing treatments for autoimmune diseases, and there are no cell therapies approved in the United States to treat autoimmune diseases.

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
•
difficulties in manufacturing or distributing a product candidate, including the inability to manufacture and distribute a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under protocols and processes and with materials and facilities acceptable to the U.S. Food and Drug Administration (FDA) for the conduct of clinical trials or for marketing approval;
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
•
challenges and delays in trial execution which may result from our testing of multiple product candidates in the same indication in different clinical trials, as well as competition from biotechnology and pharmaceutical companies, universities, and other research institutions for patients, qualified investigators and clinical trial sites;
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

For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We also announced the termination of the Collaboration and Option Agreement we entered into with Janssen Biotech, Inc. (Janssen) on April 20, 2020 (the Janssen Agreement), which termination took effect on April 3, 2023. As a result of the termination, we performed wind-down activities for the collaboration in the first quarter of 2023, including winding down the development of two product candidates that had been expected to enter the clinic in 2023.

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

We are heavily dependent on our ability to complete the clinical development of, and obtain regulatory approval for, our product candidates. We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

•
difficulties in identifying eligible patients for participation in clinical trials of our product candidates;
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
•
delays in filing an Investigational New Drug Application (IND) or IND amendment with the FDA to initiate or amend clinical trials of our current product candidates and any other product candidates that we may identify;
•
difficulties in obtaining agreement with regulatory authorities on the preclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our current product candidates and any other product candidates that we may develop;
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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to any future public health crises or other serious disasters or the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, or other factors;
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
•
imposition of a temporary or permanent clinical hold by data monitoring committees or regulatory agencies for a number of reasons, including after review of an IND submission or amendment, a new safety finding that presents unreasonable risk to clinical trial participants, a negative finding from an inspection of our clinical trial operations or trial sites, developments in trials conducted by us or our competitors that raise concerns about the safety risk to patients of novel therapeutics derived from pluripotent or genome edited therapies and/or negative public perception of the same, or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•
the serious, life-threatening diseases of the patients in our oncology clinical trials, who may die or suffer adverse medical events during the course of the trials for reasons that may not be related to our product candidates;
•
failure of patients to complete clinical trials or adhere to study protocols due to safety issues, side effects, disruptions in study conduct, or other reasons;
•
approval of competitive agents or changes in the standard of care or treatment landscape on which a clinical development plan was based, which may require new or additional trials, or render our product candidates or clinical trial designs obsolete;
•
clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs;
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

The manufacture and distribution of our cell product candidates, particularly our induced pluripotent stem cell (iPSC)-derived cell product candidates, is complex and subject to a multitude of risks. These risks could substantially increase our costs and limit the clinical and commercial supply of our product candidates, and the development and commercialization of our product candidates could be substantially delayed or restricted if the FDA or other regulatory authorities impose additional requirements on our manufacturing operations or if we are required to change our manufacturing operations to comply with regulatory requirements.

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

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we and any contract manufacturing organizations (CMOs) or other third party manufacturers that we may engage for manufacturing our product candidates will need to meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our existing product candidates are currently manufactured by us and our current manufacturing operations, including protocols, processes, materials, and facilities, may not support regulatory approval of our existing product candidates. We may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or any CMOs or other third-party manufacturers that we may engage for manufacturing our product candidates are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or any CMOs or other third-party manufacturers that we may engage for manufacturing our product candidates will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities and on the requisite timelines to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or any third-party manufacturers that we may engage for manufacturing our product candidates to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, war or armed conflicts such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

All of our current product candidates are based on our novel iPSC platform, and some of our product candidates utilize novel genome editing technologies. To date, no iPSC-derived therapeutic product candidates have been approved in the United States or worldwide, and there have been only a limited number of regulatory approvals of genome edited therapeutics, and similarly a limited number of clinical trials involving the use of a therapeutic product candidate manufactured using a master iPSC line or genome edited cells. The development of such complex cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop iPSC-derived and genome edited cellular immunotherapies is ongoing; this is particularly true in relation to the development of cell therapies for the treatment of autoimmune diseases where there is limited clinical data available and where we have limited prior experience. We may determine to incorporate information learned from this research into the design of our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations, or they may exhibit undesirable side effects as more patient data become available. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. As with any new biologic or product developed using novel technologies, our product candidates have an unknown immunogenicity profile. As a result, our cellular immunotherapy product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

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

If we encounter difficulties enrolling patients in our clinical trials, including as a result of challenges in identifying and recruiting eligible patients to participate in our trials or competition for patients, our clinical development activities could be delayed or otherwise adversely affected.

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and who meet certain criteria, in a timely manner. In addition, we will be competing with other clinical trials of product candidates being developed by our competitors in the same therapeutic areas, and potential patients who might be eligible for enrollment in one of our clinical trials may instead choose to enroll in a trial being conducted by one of our competitors. A number of cell therapy companies have recently commenced clinical trials for the treatment of autoimmune diseases, which may increase competition for investigators and for patients for our ongoing and any future clinical trials that we may initiate for the treatment of autoimmune diseases.

Our ability, and the ability of investigators, to enroll patients in our ongoing and planned clinical trials of our product candidates is affected by factors including:

•
our ability to identify clinical trial sites and recruit clinical trial investigators with the appropriate capabilities, competencies and experience;
•
our ability to open clinical trial sites;
•
the ability to identify, solicit and recruit a sufficient number of patients;
•
severity of the disease under investigation;
•
the design of the clinical trial and whether the FDA agrees to the design and implementation of the trial;
•
the relatively small size and nature of the patient populations for certain of our clinical trials;
•
eligibility criteria for the clinical trials in question;

•
clinicians’ and patients’ perceptions as to the potential risks and benefits of the product candidate under study, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States, or with our chimeric antigen receptor (CAR) T-cell therapies broadly following FDA’s investigation into reports of T-cell malignancies for B-cell maturation antigen (BCMA)- and CD19-directed autologous CAR T cell therapies, and perceived risks associated with the novel use of cell therapies for the treatment of autoimmune diseases, where there are no FDA-approved cell therapies and limited clinical precedent;
•
changing medical practice patterns or guidelines related to the indications we are investigating;
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
•
the availability of components and agents necessary to enroll and treat prospective patients in our clinical trials, including agents which may be required to condition patients or monoclonal antibodies which are intended for administration to patients in combination with our product candidates, in certain of our clinical trials;
•
the ability to monitor patients adequately during and after treatment, including through remote monitoring if required as a result of precautionary changes implemented at clinical trial sites as a result of any public health crisis; and
•
the proximity and availability of clinical trial sites for prospective patients.

Moreover, development of certain of our product candidates as treatment for autoimmune diseases represents a novel approach, and no cell therapies have been approved for commercial use for the treatment of autoimmune diseases. As a consequence, use of cell therapies such as our product candidates for the treatment of autoimmune diseases may not gain the acceptance of the public or medical community. Our ability to enroll patients in our clinical trials for treatment of autoimmune diseases will depend upon the treatment practices of physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates, and enrollment in our clinical trials may be impaired if physicians are reluctant to enroll patients into our clinical trials in lieu of, or in addition to, using existing treatments with which they are more familiar and for which more clinical data may be available. In addition, patient populations targeted for autoimmune diseases by our product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so these patients will need to deem the potential benefits of our cell therapy product candidates to be worth the risk of unknown potential adverse side effects. Furthermore, autoimmune disease patients and their physicians may choose to use conventional therapies, such as corticosteroids or systemic immunosuppressive medications, rather than participate in our clinical trials.

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

During the conduct of clinical trials, patients may report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions and may require us to pause our clinical trials or require additional testing to confirm these determinations, if they occur. Drug-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, may be reported by subjects or patients. Many times, drug-related side effects are only detectable after investigational products are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. Furthermore, because certain autoimmune diseases we seek to treat may be less serious than the later stage cancers traditionally being treated with cell therapies or other immunotherapy products, we believe the FDA and other regulatory authorities will apply a different benefit-risk threshold such that any potential harmful side effects may outweigh the benefits of our product candidates and require us to cease clinical trials or result in denial of regulatory approval of our product candidates in autoimmune disease indications. Tolerance for adverse events in the autoimmune disease patient populations being pursued with cell-based therapies, such as in SLE patients in our FT819 clinical trial, is expected to be lower than it is in oncology, and the risks of negative impacts from these toxicities may therefore be greater for our autoimmune programs than for our oncology programs or the oncology programs of others. If any of our product candidates cause undesirable side effects or have unfavorable benefit-risk profiles, this may cause us or regulatory authorities to interrupt, delay, or halt clinical trials, and the development of the product candidate may fail or be delayed. If the product candidate receives regulatory approval, such undesirable side effects could result in a more restrictive label than anticipated or in the regulatory approval being revoked. Any such delay or failure as a result of undesirable side effects would harm our business, financial condition, results of operations and prospects.

Certain of our product candidates are being developed for the treatment of patient populations with significant comorbidities, particularly in the case of oncology patients, that may result in deaths or serious adverse events or unacceptable side effects and require us to abandon or limit our clinical development activities.

Patients treated with our current product candidates may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. In particular, the oncology diseases we are studying have complex comorbidities and the patients enrolled in those studies are often critically ill. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. For example, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR T-cell immunotherapies following reports of T-cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. To date, there are relatively few approved cell therapies as treatments for cancer, and no cell-based therapies have been approved for commercial use for the treatment of an autoimmune disease. Currently, all approved CAR T-cell immunotherapies are in oncology indications, and there can be no assurance that the FDA will find the risks of treatment with cell therapy acceptable in other indications, such as autoimmune diseases. The development of any cell therapy may be placed on hold by the FDA upon the detection of any unexpected safety event to evaluate the potential relevance of such novel technology to the occurrence of such safety event, highlighting the technical and regulatory risk of working with new technology. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for cell therapy product candidates based on other, better known or more extensively studied technologies and therapeutic approaches.

Regulatory requirements in the United States and in other countries governing the development of cell therapy products and therapeutic products created with gene editing technology have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. For example, as regulatory expectations regarding cell therapy products and products created with gene editing technology continue to evolve, the FDA could require additional testing or new testing of products created with gene editing technology, including our product candidates, and any such additional FDA requirements for approval for any of our product candidates may adversely impact or slow development of our product candidates. The FDA previously established the Office of Tissues and Advanced Therapies (OTAT) within the Center for Biologics Evaluation and Research (CBER) to consolidate the review of cell therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload and new commitments under the Prescription Drug User Fee Act agreement for fiscal years 2023-2027. It is possible that over time new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products made with gene editing technology, such as ours. The regulatory review divisions and committees, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies or clinical trials, and delay or prevent development, approval, and commercialization of our product candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

We may rely on orphan drug exclusivity for product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. However, we may be unable to obtain orphan drug designations for any of our product candidates that we are currently developing or may pursue. Even if we do obtain orphan drug designations and are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these time frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

We may seek designation for our cell programming technology as designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA or New Drug Application (NDA); (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA or NDA for a drug that uses or incorporates the platform technology. Even if we believe our cell programming technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or lead to a faster FDA review or approval process and does not assure ultimate FDA approval of a drug. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

We may seek approval of one or more of our product candidate into real-time oncology review (RTOR). This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information, please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•
increased difficulties in managing the logistics and transportation of storing and shipping product candidates produced in the United States and shipping the product candidate to the patient abroad;
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
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas.

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

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. The FDA will generally not consider the data from a foreign clinical trial not conducted under an

IND unless (i) the trial was well-designed and well-conducted in accordance with Good Clinical Practice (GCP) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, while these clinical trials or trial sites are subject to the applicable local laws where the trials are conducted, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or halt our development of the applicable product candidates.

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

As of March 31, 2024, our cash and cash equivalents and investments were $391.1 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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
•
the extent to which we are required to pay milestone or other payments under our existing in-license agreements and any in-license agreements that we may enter into in the future, and the timing of such payments, including payments owed to Memorial Sloan Kettering Cancer Center (MSKCC) in connection with the stock price appreciation milestones;
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
•
the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and
•
our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Co., Ltd. (Ono), the University of Minnesota, and MSKCC, to advance the research, development and commercialization of therapeutic products.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment and interest obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the ongoing conflicts between Russia and Ukraine and between Israel and Hamas on the global economy remain unknown and difficult to predict, these events caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Our lack of control over the research funding for, and the development and commercialization of, certain of our product candidates being developed under the collaboration and option agreement we entered into with Ono on September 14, 2018 (the Ono Agreement) and any other product candidates that we may develop under a future arrangement could cause delays or other difficulties in the development and commercialization of any of our product candidates, which may prevent completion of research and development activities and intended regulatory filings in a timely fashion, if at all. Because we expect to continue to rely on our current collaborator and to enter into new collaborations in the future, the development and commercialization of any of our product candidates could be substantially delayed, and our ability to receive future funding could be substantially impaired, if one or more of our current or future collaborators:

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

As a result of any public health crises, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of any public health crises, natural disasters (including due to the effects of climate change), ongoing wars and other armed conflicts, including the conflicts between Russia and Ukraine and between Israel and Hamas, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

We have obtained rights to develop, market and sell some of our product candidates through intellectual property license agreements with third parties. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. In particular, under our Amended MSKCC License with MSKCC, in the event a licensed product achieves a specified clinical milestone, MSKCC is eligible to receive from us certain milestone payments totaling up to $75.0 million based on the price of our common stock, where the amount of such payments owed to MSKCC is contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone. If we fail to comply with our obligations under our license agreements, including any payment obligations, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information, please see “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act (ACA) and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform and Other Regulatory Changes” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our product candidates are designed and are being developed as therapeutic entities for use as cellular immunotherapies, and all of our current product candidates are based on our novel iPSC product platform. Additionally, some of our product candidates utilize novel genome editing technologies. To date, there is limited clinical trial experience testing iPSC-derived therapeutic product candidates using genome edited cells. The fields of cellular and genome edited therapies are evolving, and as more therapeutic product candidates derived from pluripotent and genome edited cells are reviewed by regulatory authorities, regulatory authorities may impose additional requirements for approval that were not previously anticipated. There have also been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. Additionally, in November 2023, the FDA announced that it would be conducting an investigation into reports of T-cell malignancies following BCMA-directed or CD19-directed autologous CAR T-cell immunotherapies following reports of T-cell lymphoma in patients receiving these therapies. In January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. There can be no assurance that any product candidates developed from or related to our iPSC product platform or any of our research programs will not cause severe or undesirable side effects or result in significant delays or unanticipated costs, or that such development problems can be solved. Any adverse developments in the fields of cellular immunotherapy or genome edited therapy, such as FDA’s investigation into CAR T-cell therapies and other similar actions, could negatively affect our ability to develop and commercialize our product candidates.

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

The biotechnology and pharmaceutical industries are intensely competitive and characterized by rapid and significant innovation, particularly in the areas of immune-oncology and the development and commercialization of cell therapies. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology and/or therapeutics being developed at universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff, more experienced manufacturing organizations and facilities and greater sales and marketing organizations. Third parties are commercializing, have developed, are developing or may develop product candidates, platform technologies and processes that compete with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community, as well as novel treatments that are currently in preclinical or clinical development or may otherwise enter the market. We believe that a significant number of product candidates are currently under development, including various cellular immunotherapies as well as multifunctional targeted antibodies, such as bi-specific and tri-specific T-cell engagers, which may become commercially available in the future for the treatment of indications, including a variety of cancers, for which we are developing or may try to develop our product candidates. Additionally, several companies with experience and knowledge in the development of CAR T-cell therapies for oncology indications have now commenced the development of cell therapies for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations, and the product candidates these companies develop may be competitive with product candidates that we are developing for autoimmune diseases. Should one or more of these competing product candidates or other competing product candidates of which we are not aware receive regulatory approval or otherwise achieve clinical or commercial success, our regulatory strategy could be impaired, our ability to obtain regulatory approval could be delayed or prevented, or the market for our products may be reduced or eliminated, thereby harming or preventing our commercial success.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive or more commercially viable than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete and we may not be successful in marketing those product candidates, once approved, against competitors.

Our ability to compete effectively with other biotechnology and pharmaceutical companies depends on our ability to distinguish our company and our product candidates from our competitors and their product candidates.

Some of our competitors may have, and new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, and/or significantly greater resources than we do and may be able to offer solutions competitive with ours at a more attractive price. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if any products that we may develop are more effective than those of our competitors, current or potential customers may accept competitive products in lieu of purchasing our products. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our business could be negatively affected by cyberattacks or a deficiency in our cybersecurity system and infrastructure.

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

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the CCPA), which establish data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling or sharing of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have passed in several other states, which may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information.

Certain state laws may be more stringent or broader in scope than the CCPA, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

An increasing number of foreign data protection laws, regulations and industry standards may also apply to personal information we obtain from individuals outside of the United States. For example, the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s General Data Protection Regulation (UK GDPR) impose strict requirements for processing the personal data of individuals within the EEA and UK, including health-related data, and on the transfer of personal data out of the European Economic Area (EEA) and United Kingdom (UK) to non-adequate territories such as the United States; any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position. Failure to comply with the requirements of the EU GDPR may result in potential fines for companies of up to the greater of €20 million (£17.5 million for the UK GDPR) or 4% of annual global revenue and other administrative penalties. In addition, under the EU GDPR and UK GDPR, companies may face private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to protect their interests. Although the EU GDPR and the UK GDPR currently impose substantially similar obligations, it is possible that over time the UK GDPR could become less aligned with the EU GDPR, particularly with the introduction of the new Data Reform Bill into the UK legislative process. In addition, EEA Member States have adopted national laws to supplement the EU

GDPR, which may partially deviate from the EU GDPR, and the competent authorities in the EEA Member States may interpret EU GDPR obligations slightly differently from country to country, such that we do not expect to operate in a uniform legal landscape in the EEA and UK with respect to data protection regulations. The potential of the respective provisions and enforcement of the EU GDPR and UK GDPR further diverging in the future creates additional regulatory challenges and uncertainties for us. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and compliance cost to the handling of European personal data and our privacy and data security compliance, and could require us to amend our processes and procedures to implement different compliance measures for the UK and the EEA.

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

Inadequate funding for the FDA, the Securities Exchange Commission (SEC) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Risks Related to the Ownership of Our Common Stock

Our stock price has been and may continue to be volatile or may decline regardless of our operating performance.

The market price of shares of our common stock has fluctuated in the past and could be subject to wide fluctuations in the future as a result of many risks listed in this section, and other risks beyond our control, including:

•
the timing of the initiation of, and progress in, our current and planned clinical trials and preclinical studies;
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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the ongoing conflicts between Russia and Ukraine and between Israel and Hamas; and
•
general economic and market conditions, including inflationary pressures and stock market volatility.

These and other market and industry factors, including the effects of any future public health crises or other public health concerns, wars or other armed conflicts, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, the upcoming presidential election in the United States or similar events, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

As of May 2, 2024, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 49.5% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of the our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 53.1%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2023, we filed a registration statement on Form S-3 pursuant to which we were initially eligible to issue and sell up to $300.0 million in common stock, preferred stock, debt securities, warrants and/or units, in one or more series or classes, including up to $100.0 million in shares of common stock that may be issued in sales deemed to be an “at the market offering” as defined by the Securities Act of 1933, as amended (the Securities Act). In March 2024, we issued and sold 14,545,454 shares of our common stock at a purchase price of $5.50 per share in an underwritten offering pursuant to the shelf registration statement for aggregate gross proceeds of approximately $80.0 million. Accordingly, we are currently eligible to issue an aggregate of approximately $220.0 million under the shelf registration statement (including the $100.0 million issuable in “at the market offerings”). Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may subject us to unfavorable repayment terms, including increased interest rates, impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. Additionally, we have registered the shares of common stock issued to Johnson & Johnson Innovation – JJDC, Inc. under the stock purchase agreement entered into in June 2020 in connection with the Janssen Agreement pursuant to a registration statement on Form S-3. Moreover, we registered all of the 5,380,117 shares of common stock issued by us and all of the 257,310 prefunded warrants to purchase common stock in our public offering in January 2021. We registered all of the 14,545,454 shares of common stock issued by us in our underwritten offering in March 2024. In addition, we registered for resale all of the 3,636,364 shares of common stock issuable upon exercise of the pre-funded warrants sold in the concurrent private placement in March 2024.

We have also registered or intend to register all shares of our common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, certain of our executive officers, employees and affiliates have established and may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

We recently qualified as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2023, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the design and operating effectiveness of our internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

If we choose to rely on any of these reporting and disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to many other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce future disclosure or have an independent review and attestation of our internal control over financial reporting, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and in June 2023, a derivative action was filed in the same court (see “Item 1. Legal Proceedings” for a more detailed description of this matter). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, wars or other armed conflicts, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, interest rate fluctuations, rising inflations or recession, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy, and rising inflation could also strain our suppliers, possibly resulting in supply disruption. Additionally, the upcoming 2024 U.S. Presidential election could cause additional legal, political and economic uncertainty. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which ongoing wars and other armed conflicts, current economic climate and financial market conditions could adversely impact our business.

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

If our business practices do not meet evolving investor, government agency or other stakeholder expectations and standards with respect to ESG, then our reputation, our ability to attract or retain employees and the market price of our securities could be negatively impacted. New governmental regulations could result in new directives and new or more stringent forms of ESG oversight and disclosures which may lead to increased expenditures for sustainability initiatives, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

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

Geopolitical risks associated with ongoing wars and armed conflicts, including the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

There are ongoing conflicts, including the conflicts between Russia and Ukraine and between Israel and Hamas, and although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Sanctions imposed by the United States, Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials, the financial markets and the global economy.

We continue to monitor any adverse impact that the outbreak of war and the subsequent institution of sanctions by the United States and other countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and third parties with whom we conduct business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, fires, power outages, or other natural disasters, including public health crises, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, fires, power outages, or other natural disasters (including due to the effects of climate change or any public health crises) could severely disrupt our operations, or the operations of third parties upon whom we depend, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, clinical supplies of our NK and T-cell therapeutic product candidates, as well as the working and master cell banks from which these product candidates are manufactured, are maintained in freezers at our manufacturing facility and at third-party biorepositories. If these materials are damaged at our facility or at the facilities of our third-party repositories, including as a result of a power outage or natural disaster, clinical supply of our product candidates may be impacted and our clinical trials may be delayed. Further, any measures taken by governmental authorities or businesses in response to any public health crisis, such as quarantines, stay-at-home orders or travel restrictions, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we and our third-party biorepositories have in place currently may be limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of a public health crisis or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) None.

b) None.

c) Rule 10b5-1 Trading Plans

On March 26, 2024, Yuan Xu, a member of our board of directors, entered into a 10b5-1 trading plan. Dr. Xu’s plan provides for the sale of up to 633 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Xu’s trading plan, if any, will be made at or above specified market prices. The trading plan will expire on March 6, 2025. Dr. Xu’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1	Securities Purchase Agreement, dated March 19, 2024, between the Registrant and RedCo II Master Fund, L.P.	8-K	001-36076	10.1	March 21, 2024

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Edward J. Dulac III
Edward J. Dulac III
Chief Financial Officer
(Principal Financial and Accounting Officer)