Form 10-Q
period 2024-06-30
FATE THERAPEUTICS INC
filed 2024-08-13
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, 113,877,884 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived natural killer (NK) cell and T-cell product candidates currently undergoing clinical development. We may elect to deprioritize or discontinue the clinical development of one or more of our product candidates for any number of reasons, including due to changes in our business strategy, our prioritization of our product candidates, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to discontinue clinical development in one disease area in order to pursue the development of such product candidate in another disease area.
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
•
We currently qualify as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply with only certain reduced reporting and disclosure requirements applicable to such companies could make our stock less attractive to investors.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,917	$41,870
Accounts receivable	1,048	1,826
Short-term investments	267,962	273,305
Prepaid expenses and other current assets	13,461	14,539
Total current assets	319,388	331,540
Long-term investments	47,162	980
Property and equipment, net	87,534	96,836
Operating lease right-of-use assets	59,547	61,675
Restricted cash	15,177	15,177
Other assets	9	9
Total assets	$528,817	$506,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,495	$4,719
Accrued expenses	22,654	27,514
Deferred revenue	—	685
Operating lease liabilities, current portion	6,644	6,176
Total current liabilities	34,793	39,094
CIRM award liability	1,940	—
Operating lease liabilities, net of current portion	93,918	97,360
Stock price appreciation milestones	1,184	1,346
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2024 and December 31, 2023; Class A Convertible Preferred shares issued and outstanding— 2,761,108 at June 30, 2024 and December 31, 2023	3	3
Common stock, $0.001 par value; authorized shares—250,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding— 113,849,557 at June 30, 2024 and 98,627,076 at December 31, 2023	114	99
Additional paid-in capital	1,695,450	1,580,032
Accumulated other comprehensive income (loss)	(422)	15
Accumulated deficit	(1,298,163)	(1,211,732)
Total stockholders’ equity	396,982	368,417
Total liabilities and stockholders’ equity	$528,817	$506,217

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Collaboration revenue	$6,772	$933	$8,697	$59,913
Operating expenses:
Research and development	34,604	40,876	66,742	106,505
General and administrative	17,251	22,622	38,106	44,565
Total operating expenses	51,855	63,498	104,848	151,070
Loss from operations	(45,083)	(62,565)	(96,151)	(91,157)
Other income (expense):
Interest income	4,827	4,381	8,976	8,075
Change in fair value of stock price appreciation milestones	1,556	393	162	2,111
Other income	273	5,036	582	9,335
Total other income	6,656	9,810	9,720	19,521
Net loss	$(38,427)	$(52,755)	$(86,431)	$(71,636)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net	(228)	59	(437)	1,267
Comprehensive loss	$(38,655)	$(52,696)	$(86,868)	$(70,369)
Net loss per common share, basic and diluted	$(0.33)	$(0.54)	$(0.79)	$(0.73)
Weighted-average common shares used to compute basic and diluted net loss per share	117,468,124	98,400,355	109,286,235	98,228,476

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
	(unaudited)
Operating activities
Net loss	$(86,431)	$(71,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,542	8,657
Stock-based compensation	20,611	23,880
Accretion and amortization of premiums and discounts on investments, net	(5,354)	(5,235)
Amortization of collaboration contract assets	—	7,196
Deferred revenue	(685)	(40,296)
Change in fair value of stock price appreciation milestones	(162)	(2,111)
Grant income from FT516 CIRM Award	—	(4,000)
Changes in operating assets and liabilities:
Accounts receivable	778	35,646
Prepaid expenses and other assets	1,078	15,977
Accounts payable and accrued expenses	(4,187)	(24,766)
Right-of-use assets and lease liabilities, net	(846)	(665)
Net cash used in operating activities	(65,656)	(57,353)
Investing activities
Purchases of property and equipment	(137)	(5,407)
Purchases of investments	(215,001)	(206,714)
Maturities of investments	179,079	254,628
Net cash (used in) provided by investing activities	(36,059)	42,507
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	295	265
Proceeds from public offering of common stock, net of issuance costs	74,531	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	19,996	—
Proceeds from FT819 CIRM award	1,940	—
Net cash provided by financing activities	96,762	265
Net change in cash, cash equivalents and restricted cash	(4,953)	(14,581)
Cash, cash equivalents and restricted cash at beginning of the period	57,047	76,560
Cash, cash equivalents and restricted cash at end of the period	$52,094	$61,979
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$102	$612
Accrued issuance costs included in additional paid-in-capital	$—	$62

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

As of June 30, 2024, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Public Equity Offering

In March 2024, the Company completed a public offering of common stock in which investors purchased 14,545,454 shares of the Company’s common stock at a public offering price of $5.50 per share under a shelf registration statement. Gross proceeds from the public offering were approximately $80.0 million, and, after giving effect to $5.5 million of costs related to the public offering, net proceeds were approximately $74.5 million.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. To date, the aggregate operations of these subsidiaries have not been significant, and all intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in readily available operating accounts, money market accounts and money market funds. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$36,917	$46,802
Restricted cash	15,177	15,177
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$52,094	$61,979

For each of the six months ended June 30, 2024 and 2023, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $15.2 million associated with the Company’s facilities leases.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the SEC on February 26, 2024. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Lease liabilities represent an obligation to make lease payments arising from the lease and ROU assets represent the right to use the underlying asset identified in the lease for the lease term. Lease liabilities are measured at the present value of the lease payments not yet paid discounted using the discount rate for the lease established at the lease commencement date. To determine the present value, the implicit rate is used when readily determinable. For those leases where the implicit rate is not provided, the Company determines an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. ROU assets are measured as the present value of the lease payments and also include any prepaid lease payments made and any other indirect costs incurred and exclude any lease incentives received. Lease terms may include the impact of options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company aggregates all lease and non-lease components for each class of underlying assets into a single lease component.

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

Basic and diluted net loss per share attributable to stockholders for the three and six months ended June 30, 2024 and 2023 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(38,427)	$(52,755)	$(86,431)	$(71,636)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	113,574,450	98,143,045	107,010,943	97,971,166
Weighted-average pre-funded warrants	3,893,674	257,310	2,275,292	257,310
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	117,468,124	98,400,355	109,286,235	98,228,476
Net loss per share, basic and diluted
Basic and diluted	$(0.33)	$(0.54)	$(0.79)	$(0.73)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2024	2023
Convertible preferred stock	13,805,540	13,805,540
Outstanding options to purchase common stock	12,572,603	11,496,821
Outstanding restricted stock units	3,259,692	3,779,901
Total	29,637,835	29,082,262

2. Collaboration and License Agreements

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono) for the joint development and commercialization of two off-the-shelf iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, the Company was entitled to receive funding for the conduct of research and preclinical development under a joint research plan, which fees were estimated to be $20.0 million in aggregate.

In December 2020, the Company entered into a letter agreement with Ono (the Ono Letter Agreement) pursuant to which Ono delivered proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid the Company a milestone fee of $10.0 million for further research and preclinical development of Candidate 2. In addition, Ono terminated all further research and preclinical development with respect to Candidate 1, and the Company retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and preclinical development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which the Company is eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right. The Company will continue to receive committed funding from Ono through September 2024 and has maintained worldwide rights of manufacture for Candidate 3. The Candidate 3 Development Option expires upon the earlier of: (a) September 30, 2024 or (b) the achievement of the pre-defined preclinical milestone under the joint research plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the Candidate 3 Development Option until no later than June 2026. Under the 2022 Ono Amendment, aggregate estimated research and preclinical development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and preclinical development fees over the course of the joint research plan.

On November 7, 2022, Ono exercised its option to obtain a license to develop and commercialize Candidate 2 (the Candidate 2 Development Option). At the inception of the Ono Agreement, the Company determined the Candidate 2 Development Option represented an option with no material right. As such, the option exercise was treated as a separate contract with a single performance obligation of granting and delivering Ono a license to further develop and commercialize Candidate 2. The Company exercised its option (the CDCC Option) to co-develop and co-commercialize Candidate 2 in the United States and Europe. The Company and Ono are proceeding under a joint development plan for the ongoing development of Candidate 2. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The license granted by the Company to Ono in connection with Ono's exercise of the Candidate 2 Development Option is considered distinct and separable from the ongoing development of Candidate 2 being performed by the parties under the joint development plan. The Company has completed its performance obligation with respect to the Candidate 2 Development Option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The costs of this joint development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. In addition, in connection with the ongoing joint development of Candidate 2, the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory, and commercial milestones (as further described below).

On November 30, 2023, the Company entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment and collectively with the 2022 Ono Amendment, the Ono Amendments). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

Under the terms of the Ono Agreement (as amended by the Ono Amendments), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its Candidate 3 Development Option), the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if the Company elects to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, the Company is eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with the Royalties subject to certain reductions.

The Ono Agreement will terminate with respect to a Candidate if Ono does not exercise its development option for a candidate within the option period, or in its entirety if Ono does not exercise any of its development options for the candidates within their respective option periods. In addition, either party may terminate the Ono Agreement in the event of breach, insolvency or patent challenges by the other party; provided, that Ono may terminate the Ono Agreement in its sole discretion (x) on a Candidate-by-Candidate basis at any time after the second anniversary of the effective date of the Ono Agreement or (y) on a Candidate-by-Candidate or country-by-country basis at any time after the expiration of the development option period, subject to certain limitations. The Ono Agreement will expire on a Candidate-by-Candidate and country-by-country basis upon the expiration of the applicable royalty term, or in its entirety upon the expiration of all applicable payment obligations under the agreement.

The Company determined that the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) were within the scope of ASC 808 and applicable to such guidance. The Company concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and preclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. In accordance with this guidance, the Company identified its promised goods and services, including its grant of a research license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research and preclinical development services, and its participation in a joint steering committee. The Company determined that its grant of a research license to Ono to certain of its intellectual property was not distinct from its conduct of research and preclinical development services and participation in a joint steering committee. Accordingly, the Company determined that the research license, the research and preclinical development services, and the participation in a joint steering committee during the development option period, should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and preclinical development services. The Company also determined that, subject to the guidance of ASC 606, the license to develop and commercialize Candidate 2 upon exercise of the Candidate 2 Development Option was distinct and separable from the development and commercialization activities, which are accounted for under ASC 808. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

In accordance with ASC 606, the Company determined that the initial transaction price for research and preclinical development under the Ono Arrangement equaled $40.7 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and preclinical development fees of $30.7 million. The Company also concluded that the milestone fee of $10.0 million paid by Ono to the Company for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. Both the upfront payment of $10.0 million and the Candidate 2 milestone fee of $10.0 million were recorded as deferred revenue and were recognized as revenue over time in conjunction with the

Company’s conduct of research and preclinical development services based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research and preclinical development services. The Company recorded the $5.0 million prepayment of the first-year research and preclinical development fees as deferred revenue, and such fees were recognized as revenue as the research and preclinical development services were delivered.

In May 2024, following Ono's exercise of the Candidate 2 Development Option and delivery of the development and commercialization license, the Company achieved a $5.0 million clinical development milestone for Candidate 2 and the Company recognized such amount as revenue during the period.

The Company recognized revenue of $6.8 million and $8.7 million under the Ono Arrangement for the three and six months ended June 30, 2024, respectively. Such revenue consisted of $1.8 million and $3.7 million associated with research and preclinical development services for the three and six months ended June 30, 2024, respectively, and $5.0 million associated with the achievement of a clinical development milestone during the three months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized revenue of $0.9 million and $7.6 million, respectively. All of such revenue was associated with research and preclinical development services for the three and six months ended June 30, 2023.

The Company recognized contra-research and development expense of $1.1 million and $2.0 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized contra-research and development expense of $2.8 million and $3.8 million, respectively.

As a direct result of the Company’s entry into the Ono Arrangement, the Company incurred an aggregate of $9.0 million in sublicense consideration to existing licensors. The Company recognized $1.2 million of such expense during the three and six months ended June 30, 2024. The Company recognized no such expense during the three and six months ended June 30, 2023.

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

The Company recognized revenue of $52.3 million under the Janssen Agreement for the six months ended June 30, 2023, of which $41.2 million was deferred as of December 31, 2022. Such revenue consisted of $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise. No revenue was recognized during the three months ended June 30, 2023 under the Janssen Agreement.

In connection with the Janssen Agreement, the Company incurred $17.1 million in sublicense fees to certain of its existing licensors. The $17.1 million in sublicense consideration represents an asset under ASC 340, and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the six months ended June 30, 2023, the Company recognized $7.2 million of such expense. No such expense was recognized during the three months ended June 30, 2023. As of June 30, 2024, there was no remaining balance on the Janssen Agreement contract asset.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (Amended MSKCC License) with MSKCC. The Amended MSKCC License amends and restates the Exclusive License Agreement entered into between the Company and MSKCC on August 19, 2016, pursuant to which the Company entered into an exclusive license agreement with MSKCC for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with chimeric antigen receptors (CARs).

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

The Company is obligated to pay to MSKCC an annual license maintenance fee during the term of the agreement and is required to make milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of June 30, 2024:

	As of June 30,	As of December 31,
	2024	2023
Risk-free interest rate	4.4%	4.0%
Expected volatility	84.1%	84.0%
Estimated term (in years)	14.5	15.0
Closing stock price as of remeasurement date	$3.28	$3.74

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and six months ended June 30, 2024, the Company recorded other income of $1.6 million and $0.2 million, respectively, associated with the change in fair value of the stock price appreciation milestones. During the three and six months ended June 30, 2023, the Company recorded other income of $0.4 million and $2.1 million, respectively, associated with the change in fair value of the stock price appreciation milestones. As of June 30, 2024 and December 31, 2023, the Company recorded a liability of $1.2 million and $1.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

3. California Institute for Regenerative Medicine Awards

FT819 CIRM Award

In February 2024, the Company was awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the conduct of the Company’s Phase 1 study of FT819 in patients with systemic lupus erythematosus and, in April 2024, the Company executed an award agreement with CIRM (the FT819 CIRM Award). Pursuant to the terms of the FT819 CIRM Award, the Company is eligible to receive five disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and four disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Award Period). Under the FT819 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports throughout the Award Period.

Following the conclusion of the Award Period, the Company, in its sole discretion, has the option to treat the FT819 CIRM Award either as a loan or as a grant. If the Company does not elect to treat the FT819 CIRM Award as a loan within 10 years of the award date, the award will be considered a grant and the Company will be obligated to pay CIRM, on a quarterly basis, a low single-digit royalty on commercial sales of FT819 until such aggregate royalty payments equal nine times the total amount awarded to the Company under the FT819 CIRM Award.

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. In May 2024, the Company received the first disbursement under the FT819 CIRM Award in the amount of $1.9 million, which amount is recorded as a liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within 12 months of the current balance sheet. As of June 30, 2024, the entire balance is classified as non-current as the Company does not expect any amount to be payable within the next 12 months.

FT516 CIRM Award

In April 2018, the Company executed an award agreement with CIRM pursuant to which CIRM awarded the Company $4.0 million to advance the Company’s FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors (the FT516 CIRM Award). Under the FT516 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports.

Pursuant to the terms of the FT516 CIRM Award, the Company, in its sole discretion, has the option to treat the FT516 CIRM Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the FT516 CIRM Award as a grant. As such, the liability associated with the FT516 CIRM Award was derecognized and such amount was recorded as other income during the six months ended June 30, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2024 and December 31, 2023 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2024
Classified as current assets:
Money market fund	1 or less	$21,734	$—	$—	$21,734
U.S. Treasury debt securities	1 or less	46,845	(52)	—	46,793
Non-US government securities	1 or less	5,183	(6)	—	5,177
Corporate debt securities	1 or less	114,022	(177)	4	113,849
Commercial paper	1 or less	104,239	(99)	—	104,140
Total short-term investments		$292,023	$(334)	$4	$291,693
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$6,394	$—	$3	$6,397
Corporate debt securities	Greater than 1	40,860	(95)	—	40,765
Total long-term investments		$47,254	$(95)	$3	$47,162

December 31, 2023
Classified as current assets:
Money market fund	1 or less	$35,273	$—	$—	$35,273
U.S. Treasury debt securities	1 or less	82,811	(34)	27	82,804
Non-US government securities	1 or less	999	—	—	999
Municipal securities	1 or less	5,000	(3)	—	4,997
Corporate debt securities	1 or less	47,144	(51)	14	47,107
Commercial paper	1 or less	137,339	(62)	121	137,398
Total short-term investments		$308,566	$(150)	$162	$308,578
Classified as non-current assets:
Corporate debt securities	Greater than 1	$977	$—	$3	$980
Total long-term investments		$977	$—	$3	$980

As of June 30, 2024 and December 31, 2023, the Company had $1.7 million and $0.9 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024
Financial assets:
Money market funds	$21,734	$21,734	$—	$—
U.S. Treasury debt securities	53,190	53,190	—	—
Non-US government securities	5,177	—	5,177	—
Corporate debt securities	154,614	—	154,614	—
Commercial paper	104,140	—	104,140	—
Total financial assets measured at fair value on a recurring basis	$338,855	$74,924	$263,931	$—

Financial liabilities:
Stock price appreciation milestones	$1,184	$—	$—	$1,184
Total financial liabilities measured at fair value on a recurring basis	$1,184	$—	$—	$1,184

As of December 31, 2023
Financial assets:
Money market funds	$35,273	$35,273	$—	$—
U.S. Treasury debt securities	82,804	82,804	—	—
Non-U.S. government securities	999	—	999	—
Municipal securities	4,997	—	4,997	—
Corporate debt securities	48,087	—	48,087	—
Commercial paper	137,398	—	137,398	—
Total assets measured at fair value on a recurring basis	$309,558	$118,077	$191,481	$—

Financial liabilities:
Stock price appreciation milestones	$1,346	$—	$—	$1,346
Total financial liabilities measured at fair value on a recurring basis	$1,346	$—	$—	$1,346

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

There were no Level 3 assets held by the Company as of June 30, 2024.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	1,394
Balance at March 31, 2024	$2,740
Changes in fair value of stock price appreciation milestones liability	(1,556)
Balance at June 30, 2024	$1,184

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the six months ended June 30, 2023 (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(1,718)
Balance at March 31, 2023	$2,143
Changes in fair value of stock price appreciation milestones liability	(393)
Balance at June 30, 2023	$1,750

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$7,263	$10,563
Accrued clinical trial related costs	7,386	8,833
Accrued other	8,005	8,118
Total current accrued expenses	$22,654	$27,514

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

As of June 30, 2024, future undiscounted minimum contractual payments under the Company’s operating leases were $155.6 million, which will be paid over a remaining weighted-average lease term of 10.3 years. The weighted-average discount rate for the operating lease liabilities was 8.35%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of June 30, 2024 are as follows (in thousands):

Operating Lease Payments
Remaining 2024	$7,380
2025	15,087
2026	15,540
2027	16,006
2028	15,057
2029	10,602
Thereafter	75,978
Total undiscounted lease payments	$155,650
Less: imputed interest	(55,088)
Total lease liability	$100,562

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

As of June 30, 2024, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended June 30, 2024:

	Number of Options	Weighted- Average Price
Balance at December 31, 2023	9,850,841	$13.71
Granted	4,130,625	6.48
Exercised	(45,438)	6.57
Cancelled	(1,363,425)	7.25
Balance at June 30, 2024	12,572,603	$12.06

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2023	3,065,087	$37.96
Granted	1,097,000	6.72
Vested	(631,589)	31.98
Cancelled	(270,806)	38.98
Balance at June 30, 2024	3,259,692	$28.50

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$5,237	$6,851	$10,953	$11,907
General and administrative	4,393	6,046	9,658	11,973
Total	$9,630	$12,897	$20,611	$23,880

As of June 30, 2024, the unrecognized compensation cost related to outstanding options was $27.7 million and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

As of June 30, 2024, the unrecognized compensation cost related to restricted stock units was $31.0 million which is expected to be recognized as expense over a weighted-average period of approximately 2.0 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.9%	3.8%
Expected volatility	87.1%	89.6%
Expected term (in years)	6.4	6.5
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2024 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,761,108	$3	98,627,076	$99	$1,580,032	$15	$(1,211,732)	$368,417
Exercise of stock options, net of issuance costs	—	—	45,438	—	299	—	—	299
Issuance of common stock upon vesting of restricted stock units	—	—	580,974	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,981	—	—	10,981
Public offering of common stock, net of issuance costs	—	—	14,545,454	15	74,620	—	—	74,635
Private placement of pre-funded warrants, net of issuance costs	—	—	—	—	19,996	—	—	19,996
Unrealized loss on investments	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	(48,004)	(48,004)
Balance at March 31, 2024	2,761,108	$3	113,798,942	$114	$1,685,928	$(194)	$(1,259,736)	$426,115
Exercise of stock options, net of issuance costs	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon vesting of restricted stock units	—	—	50,615	—	—	—	—	—
Conversion of preferred shares to common stock	—		—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,630	—	—	9,630
Public offering of common stock, net of issuance costs	—	—	—	—	(104)	—	—	(104)
Unrealized gain on investments	—	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	—	(38,427)	(38,427)
Balance at June 30, 2024	2,761,108	$3	113,849,557	$114	$1,695,450	$(422)	$(1,298,163)	$396,982

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” under Item 1A of Part II below. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities headquartered in San Diego, California. Our results of operations include the operations of the Company and its subsidiaries. To date, the aggregate operations of our subsidiaries have not been significant, and all intercompany transactions and balances have been eliminated in consolidation.

Collaboration Revenue

To date, we have not generated any revenues from therapeutic product sales or royalties. Our revenues have been derived from collaboration agreements and government grants.

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive fees for the conduct of research and preclinical development under a joint research plan, which fees were estimated to be $20.0 million in aggregate.

In December 2020, we entered into a letter agreement with Ono (the Ono Letter Agreement) pursuant to which Ono delivered proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid the Company a milestone fee of $10.0 million for further research and preclinical development of Candidate 2. In addition, Ono terminated all further research and preclinical development with respect to Candidate 1, and we retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and preclinical development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right. We maintained worldwide rights of manufacture for Candidate 3. The Candidate 3 Development Option expires upon the earlier of: (a) September 30, 2024, or (b) the achievement of the pre-defined preclinical milestone under the joint research plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the Candidate 3 Development Option until no later than June 2026. Under the 2022 Ono Amendment, aggregate estimated research and preclinical development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and preclinical development fees over the course of the joint research plan.

In November 2022, Ono exercised its option to obtain a license to develop and commercialize Candidate 2 (the Candidate 2 Development Option), and we exercised our option to co-develop and co-commercialize in the United States and Europe under a joint arrangement with Ono. As a result, we recognized an option exercise fee of $12.5 million from Ono during the year ended December 31, 2022. We and Ono are proceeding under a joint development plan for the ongoing development of Candidate 2, and, as such, we have initiated clinical studies for Candidate 2. The costs of this joint development plan are accounted for in accordance with ASC 808, and cost sharing payments to us from Ono are recorded as contra-research and development expenses.

On November 30, 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable to us by Ono have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) as a revenue contract under ASC 606. The initial transaction price under the Ono Arrangement was determined to be $40.7 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million, the aggregate estimated research and preclinical development fees of $30.7 million. We also concluded that the Candidate 2 milestone fee of $10.0 million for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a research license to certain of our intellectual property subject to certain conditions, our conduct of research and preclinical development services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research and preclinical development services are performed.

In May 2024, following Ono's exercise of the Candidate 2 Development Option, we achieved a $5.0 million clinical development milestone for Candidate 2. We determined that we had completed our performance obligation with respect to such milestone in the three months ended June 30, 2024, and accordingly, recognized such amount as revenue during the period.

During the three and six months ended June 30, 2024, we recognized $6.8 million and $8.7 million of collaboration revenue, respectively, and $1.1 million and $2.0 million of contra-research and development expense, respectively, under the Ono Arrangement. During the three months ended June 30, 2024, we achieved a clinical development milestone under the Ono Arrangement and received a cash payment of $5.0 million. The milestone payment is included as revenue during the three months ended June 30, 2024. During the three and six months ended June 30, 2023, we recognized $0.9 million and $7.6 million of collaboration revenue, respectively, and $2.8 million and $3.8 million of contra-research and development expense, respectively, under the Ono Arrangement.

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

During the six months ended June 30, 2023, we recognized $52.3 million of collaboration revenue under the Janssen Agreement, of which $41.2 million was deferred as of December 31, 2022. No revenue was recognized during the three months ended June 30, 2023 under the Janssen Agreement.

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

Other Income

Other income consists of changes in the fair value of stock price appreciation milestones associated with the Amended MSKCC License with MSKCC, interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

California Institute for Regenerative Medicine Awards

FT819 CIRM Award

In February 2024, we were awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the conduct of the Company’s Phase 1 study of FT819 in patients with systemic lupus erythematosus and, in April 2024, we executed an award agreement with CIRM (the FT819 CIRM Award). Pursuant to the terms of the FT819 CIRM Award, we are eligible to receive five disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and four disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Award Period). Under the FT819 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM progress and financial update reports throughout the Award Period.

Following the conclusion of the Award Period, we, in our sole discretion, have the option to treat the FT819 CIRM Award either as a loan or as a grant. If we do not elect to treat the FT819 CIRM Award as a loan within 10 years of the award date, the award will be considered a grant and we will be obligated to pay CIRM, on a quarterly basis, a low single-digit royalty on commercial sales of FT819 until such aggregate royalty payments equal nine times the total amount awarded to us under the FT819 CIRM Award.

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. In May 2024, we received the first disbursement under the award in the amount of $1.9 million, which amount is recorded as a liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within 12 months of the current balance sheet. As of June 30, 2024, the entire balance is classified as non-current as we do not expect any amount to be payable within the next 12 months.

FT516 CIRM Award

In April 2018, we executed an award agreement with CIRM pursuant to which CIRM awarded us $4.0 million to advance our FT516 product candidate into a first-in-human clinical trial for the treatment of subjects with advanced solid tumors (the FT516 CIRM Award). Under the FT516 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM with progress and financial update reports.

Pursuant to the terms of the FT516 CIRM Award, we, in our sole discretion, have the option to treat the FT516 CIRM Award either as a loan or as a grant. During the first quarter of 2023, we elected to treat the FT516 CIRM Award as a grant. As such, the liability associated with the FT516 CIRM Award was reversed and such amount was recorded as other income during the first quarter of 2023.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2024.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Increase/
	2024	2023	(Decrease)
Collaboration revenue	$6,772	$933	$5,839
Research and development expense	34,604	40,876	(6,272)
General and administrative expense	17,251	22,622	(5,371)
Total other income	6,656	9,810	(3,154)

Collaboration Revenue. During the three months ended June 30, 2024 and 2023, we recognized revenue of $6.8 million and $0.9 million, respectively, under our collaboration agreement with Ono. The increase in collaboration revenue was primarily due to our achievement of a clinical development milestone, resulting in the recognition of $5.0 million of revenue during the three months ended June 30, 2024.

Research and development expenses. Research and development expenses were $34.6 million for the three months ended June 30, 2024, compared to $40.9 million for the three months ended June 30, 2023. The decrease in research and development expenses was attributable primarily to the following:

•
$3.0 million decrease in employee compensation and benefits expense, including a $1.6 million decrease in employee stock-based compensation expense; and
•
$6.2 million decrease in third-party professional consultant and clinical trial related expense.

General and administrative expenses. General and administrative expenses were $17.3 million for the three months ended June 30, 2024, compared to $22.6 million for the three months ended June 30, 2023. The decrease in general and administrative expenses was attributable primarily to a $2.2 million decrease in employee compensation and benefits expense, including a $1.7 million decrease in employee stock-based compensation expense, a $1.0 million decrease in third-party professional consultant expense, and a $0.6 million decrease in patent and legal expenses.

Other income. Other income was $6.7 million and $9.8 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, we recorded other income of $1.6 million attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the three months ended June 30, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended June 30, 2023, we recorded other income of $4.8 million attributable to an employee retention credit (ERC) and $2.1 million attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the three months ended June 30, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		Increase/
	2024	2023	(Decrease)
Collaboration revenue	$8,697	$59,913	$(51,216)
Research and development expense	66,742	106,505	(39,763)
General and administrative expense	38,106	44,565	(6,459)
Total other income	9,720	19,521	(9,801)

Collaboration Revenue. During the six months ended June 30, 2024 and 2023, we recognized revenue of $8.7 million and $59.9 million, respectively, under our collaboration agreements with Janssen and Ono. The decrease in collaboration revenue was primarily attributable to the termination of the Janssen collaboration in 2023. The following table summarizes the revenue recognized with respect to each collaboration partner for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Janssen Biotech, Inc.	$—	$52,312
Ono Pharmaceutical Co., Ltd.	8,697	7,601
Total collaboration revenue	$8,697	$59,913

Research and development expenses. Research and development expenses were $66.7 million for the six months ended June 30, 2024, compared to $106.5 million for the six months ended June 30, 2023. The decrease in research and development expenses was attributable primarily to the following:

•
$16.6 million decrease in third-party professional consultant and clinical trial related expense;
•
$15.9 million decrease in employee compensation and benefits expense, including $1.0 million decrease in employee stock-based compensation expense; and
•
$1.9 million decrease in expenditures for laboratory materials and supplies relating to the manufacture of our product candidates and the conduct of our research activities, including under our collaboration agreements.

General and administrative expenses. General and administrative expenses were $38.1 million for the six months ended June 30, 2024, compared to $44.6 million for the six months ended June 30, 2023. The decrease in general and administrative expenses was attributable primarily to a $5.0 million decrease in employee compensation and benefits expense, including a $2.3 million decrease in employee stock-based compensation expense and a $1.4 million decrease in third-party professional consultant expense.

Other income. Other income was $9.7 million and $19.5 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we recorded other income of $0.2 million attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the six months ended June 30, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the six months ended June 30, 2023, we recorded other income of $4.0 million attributable to the FT516 CIRM Award, $5.1 million attributable to the ERC, and $2.1 million attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the six months ended June 30, 2023 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2024, we had an accumulated deficit of $1.3 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $65.7 million compared to cash used in operating activities of $57.4 million during the six months ended June 30, 2023. The primary drivers of this change in cash used in operating activities was our increase of $14.8 million in net loss primarily due to the termination of the Janssen agreement.

Investing Activities

During the six months ended June 30, 2024, investing activities used cash of $36.1 million compared to cash provided by investing activities of $42.5 million during the six months ended June 30, 2023. The change was primarily attributable to an increase in the purchases of investments of $215.0 million during the six months ended June 30, 2024 compared to the purchases of investments of $206.7 million during the six months ended June 30, 2023. All other investing activities for the periods presented were attributable to the maturities of investments.

Financing Activities

For the six months ended June 30, 2024, financing activities provided cash of $96.8 million, which primarily consisted of (i) the issuance of 14,545,454 shares of common stock at a purchase price of $5.50 per share in an underwritten offering of common stock in March 2024, (ii) the issuance of pre-funded warrants to purchase an aggregate of 3,636,364 shares of common stock at a purchase price of $5.499 per pre-funded warrant, which represents the offering price per share of common stock in the underwritten offering less the $0.001 exercise price per share of each pre-funded warrant, in a private placement concurrent with the underwritten offering, and (iii) the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the six months ended June 30, 2023, financing activities provided cash of $0.3 million, which consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through June 30, 2024, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2024, we had aggregate cash and cash equivalents and investments of $352.0 million.

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

We believe our existing cash and cash equivalents and investments as of June 30, 2024 and as of the date of filing of this Quarterly Report on Form 10-Q will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

Inflation

We do not believe that inflation has had a material impact on our financial position or results of operations to date; however, we may experience some effect if there is an elevated rate of inflation in the near future. Inflationary factors, such as increases in the prices of material, interest rates and costs of labor, may adversely affect our operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the individual who is our chief executive officer and chief financial officer, who serves as both our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently pursuing claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, is pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, and Messrs. William Sandborn and Steven Holtzman. Our claims stem from, among other acts, Kaufman’s founding of and participation in Shoreline’s business, in breach of his exclusivity obligations to us as our scientific advisor pursuant to a Scientific Advisor Agreement between Kaufman and the Company. Our claims include actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. On April 12, 2024, Shoreline filed a motion for summary judgment of no tortious interference and no aiding and abetting Kaufman’s fraud and deceit. On the same date, we filed a motion for summary adjudication of Kaufman’s duties under the Scientific Advisor Agreement and on certain of his affirmative defenses. We also filed a motion for summary adjudication on many of Shoreline’s affirmative defenses. Kaufman also filed a motion for summary adjudication on only the fraud and deceit, tortious interference, and restitution and unfair competition claims asserted against him. On August 9, 2024, the court denied the defendants’ motions for summary judgment preserving for trial all of Fate’s claims against the defendants, with the exception of defendants’ motions with respect to certain theories under Fate’s tortious interference claim (which claim by Fate was otherwise preserved for trial). Expert discovery is ongoing, and we are seeking monetary damages. Trial is presently scheduled to begin on October 21, 2024.

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744 (the Whitehead Patents). The Whitehead Patents, which we exclusively license from Whitehead, relate to key compositions and methods for reprogramming human somatic cells to a pluripotent state in the generation of induced pluripotent stem cells (iPSCs). On June 7, 2023, we and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. On July 14, 2023 each party filed motions for summary judgment. On August 30, 2023, the court granted Shoreline’s motion for summary judgment and denied our motion for partial summary judgment as moot. Judgment in favor of Shoreline was entered on August 31, 2023. On October 16, 2023, the district court denied Shoreline’s motion for attorney’s fees. On September 27, 2023, we and Whitehead filed a Notice of Appeal with the Court of Appeals for the Federal Circuit challenging the trial court’s claim construction and grant of summary judgment in favor of the defendants; the defendants cross-appealed challenging the district court’s earlier denial of a motion to dismiss and partial motion for summary judgment on other grounds. The Federal Circuit docketed the case on October 5, 2023. A decision by the U.S. Court of Appeals for the Federal Circuit is not expected before late 2024. There can be no assurance that we will prevail on any such appeal.

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

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action, and together with the Guarino Action, the Derivative Actions). The Derivative Actions both name members of our board of directors and certain officers as defendants. The Company is also named as a nominal defendant in both cases. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. On August 14, 2023, the court stayed the Guarino Action pending the court’s decision on our motion to dismiss in the Securities Action. The case remains stayed. On July 17, 2024 the parties in the Horrobin Action filed a joint stipulation and motion to stay the case pending the decision on our motion to dismiss in the Securities Action. The court’s ruling on the motion is pending. We intend to vigorously defend against the Derivative Actions.

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

We may experience delays in, or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•
difficulties in optimizing the right dose and dosing schedule for our product candidates, which might result in a determination that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in preclinical studies or early clinical trials to support initiating or continuing clinical investigation;
•
difficulties in manufacturing or distributing a product candidate, including the inability to manufacture and distribute a product candidate in a sufficient quantity, suitable form, or in a cost-effective manner, or under protocols and processes and with materials and facilities acceptable to the U.S. Food and Drug Administration (FDA) or comparable foreign regulatory authorities for the conduct of clinical trials or for marketing approval;
•
our prioritization of certain of our product candidates for advancement or the emergence of competing product candidates developed by others, including a decision to cease research and development of any existing product candidate due to the potential obsolescence of our product candidate by a competing product or product candidate or our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or a more favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position;
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

For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We also announced the termination of the Collaboration and Option Agreement we entered into with Janssen Biotech, Inc. (Janssen) on April 20, 2020 (the Janssen Agreement), which termination took effect on April 3, 2023. As a result of the termination, we discontinued the development of two product candidates that had been expected to enter the clinic in 2023.

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
•
failure or delays by us or by our clinical sites to obtain sufficient quantities of components and supplies necessary for the conduct of our clinical trials, including any inability to obtain agents such as cyclophosphamide or fludarabine which may be required to condition patients for treatment with our product candidates, or certain monoclonal antibodies which are intended for administration to patients in combination with many of our product candidates in certain of our clinical trials;
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

We may make changes or be required by the FDA or other regulatory authorities to make changes to our manufacturing processes, including materials and equipment used in manufacturing our product candidates, as we continue to develop and refine the manufacturing and distribution processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes, materials, and equipment will not cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional preclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

The manufacturing processes for any products that we may develop are subject to FDA and foreign regulatory authority approval requirements, and we and any contract manufacturing organizations (CMOs) or other third-party manufacturers that we may engage for manufacturing our product candidates will need to meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. Our existing product candidates are currently manufactured by us and our current manufacturing operations, including protocols, processes, materials, and facilities, may not support regulatory approval of our existing product candidates. We may be required to identify alternative protocols, processes, materials or facilities for the manufacture of any of these product candidates in compliance with applicable regulatory requirements. In addition, we may be required to make changes to our protocols for the supply and transport of our product candidates to enable effective distribution of our product candidates. Any modifications to our manufacturing and supply protocols, processes, materials or facilities, and any delays in, or inability to, establish acceptable manufacturing and supply operations for our product candidates could require us to incur additional development costs or result in delays to our clinical development. If we or any CMOs or other third-party manufacturers that we may engage for manufacturing our product candidates are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the regulatory approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or any CMOs or other third-party manufacturers that we may engage for manufacturing our product candidates will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities and on the requisite timelines to meet the requirements for the potential launch of the product, or to meet potential future demand. Additionally, changes in regulatory requirements may require us or any third-party manufacturers that we may engage for manufacturing our product candidates to perform additional studies or to modify protocols, processes, materials or facilities for the manufacture of our product candidates or any components thereof. Any of these challenges could delay initiation or completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and prospects.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, war or armed conflicts such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA or other regulatory authorities to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

Furthermore, certain of the components currently used in manufacturing our product candidates are research-grade only, and we may encounter problems obtaining or achieving adequate quantities and quality of clinical grade materials that meet FDA, European Medicines Agency, or other standards or specifications applicable in the United States or in other countries with consistent and acceptable production yields and costs. In addition, if contaminants are discovered in our supply of product candidates or in our manufacturing facilities or those of our third-party suppliers and manufacturers, such manufacturing facilities may be closed for an extended period of time to investigate and remedy the contamination. Any such events could delay or prevent our ability to obtain regulatory approval for or commercialize our product candidates, which would adversely affect our business, prospects, financial condition and results of operations.

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. For example, the FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates or any of our future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

We are required to identify and enroll a sufficient number of patients with the disease under investigation for each of our ongoing and planned clinical trials of our product candidates, and we may not be able to identify and enroll a sufficient number of patients, or those with required or desired characteristics and who meet certain criteria, in a timely manner. In addition, we will be competing with other clinical trials of product candidates being developed by our competitors in the same therapeutic areas, and potential patients who might be eligible for enrollment in one of our clinical trials may instead choose to enroll in a trial being conducted by one of our competitors. We may also face an unwillingness of sites to participate in our clinical trials. A number of cell therapy companies have recently commenced clinical trials for the treatment of autoimmune diseases, which has increased competition for investigators and for patients for our ongoing and any future clinical trials that we may initiate for the treatment of autoimmune diseases.

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

Moreover, development of certain of our product candidates as treatment for autoimmune diseases represents a novel approach, and no cell therapies have been approved for commercial use for the treatment of autoimmune diseases. As a consequence, use of cell therapies such as our product candidates for the treatment of autoimmune diseases may not gain the acceptance of the public or medical community. Our ability to enroll patients in our clinical trials for treatment of autoimmune diseases will depend upon the treatment practices of physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates, and enrollment in our clinical trials may be impaired if physicians are reluctant to enroll patients into our clinical trials in lieu of, or in addition to, using existing treatments with which they are more familiar and for which more clinical data may be available. In addition, patient populations targeted for autoimmune diseases by our product candidates are typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so these patients will need to deem the potential benefits of our cell therapy product candidates to be worth the risk of unknown potential adverse side effects. Furthermore, autoimmune disease patients and their physicians may choose to use conventional therapies, such as corticosteroids or systemic immunosuppressive medications, rather than participate in our clinical trials.

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

We focus on the development of programmed cellular immunotherapies for patients with cancer and autoimmune diseases, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We have also expanded our research and development efforts into areas outside of our initial focus in oncology, such as autoimmune diseases, where we have limited or no experience. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

Patients treated with our current product candidates, particularly in our clinical trials in oncology indications, may also receive chemotherapy, radiation, and/or other high dose or myeloablative treatments in the course of treatment of their disease, and may therefore experience side effects or adverse events, including death, that are unrelated to our product candidates. While these side effects or adverse events may be unrelated to our product candidates, they may still affect the success of our clinical studies. In particular, the oncology diseases we are studying have complex comorbidities and the patients enrolled in those studies are often critically ill. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to underlying disease or to other therapies or medications that such patients may receive. Any of these events could prevent us from advancing our product candidates through clinical development, and from obtaining regulatory approval, and would impair our ability to commercialize our product candidates. Any inability to advance our existing product candidates or any other product candidate through clinical development would have a material adverse effect on our business, and the value of our common stock would decline.

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

Additionally, some of the data from clinical trials of our product candidates performed to date were generated from open-label studies, and these studies are being conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which treatment regimen patients have received and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the preliminary data from our Phase 1 clinical trials of certain of our product candidates may not be predictive of future clinical trial results for these or other product candidates when studied in a controlled environment or larger patient populations.

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

As of June 30, 2024, our cash and cash equivalents and investments were $352.0 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Our lack of control over the research funding for, and the development and commercialization of, certain of our product candidates being developed under the collaboration and option agreement we entered into with Ono on September 14, 2018 (as amended to date, the Ono Agreement) and any other product candidates that we may develop under a future arrangement could cause delays or other difficulties in the development and commercialization of any of our product candidates, which may prevent completion of research and development activities and intended regulatory filings in a timely fashion, if at all. Because we expect to continue to rely on our current collaborator and to enter into new collaborations in the future, the development and commercialization of any of our product candidates could be substantially delayed, and our ability to receive future funding could be substantially impaired, if one or more of our current or future collaborators:

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
•
encounters regulatory, resource or quality issues and is unable to meet demand requirements;
•
exercises its rights under the agreement to terminate the collaboration, as Janssen did in January 2023, or otherwise withdraws support for, or otherwise impairs or delays development under the collaboration;
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

We own or license from third parties certain intellectual property rights necessary to develop and manufacture our product candidates. The growth of our business will likely depend in part on our ability to acquire or in-license additional proprietary rights, including to advance our research or allow commercialization of our product candidates. In that event, we may be required to expend considerable time and resources to develop or license replacement technology. For example, our programs may involve additional technologies or product candidates that may require the use of additional proprietary rights held by third parties. Furthermore, other pharmaceutical or biotechnology companies and academic institutions may also have filed or may be planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our product candidates. We may be unable to acquire or in-license any relevant third-party intellectual property rights, including any such intellectual property rights required to manufacture, use or sell our product candidates, that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, and as a result we may be unable to develop or commercialize the affected product candidates, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches or technology that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors’ access to the same technologies licensed to us.

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
•
we have initiated, and may from time to time initiate, litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer and autoimmune diseases, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information, please see “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. The loss of any members of our senior management team, including the resignation of our former chief financial officer effective in June 2024, could adversely impact our operations if we experience difficulties in recruiting and hiring qualified successors. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we misclassify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

We make public statements about our use and disclosure of personal information through our privacy policy information provided on our internet platform and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractual partners fail to comply with our published policies, certifications and documentation. The publication of our privacy policy and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us could cause our prospective customers to reduce their use of our products and could materially and adversely affect our business, financial condition and results of operations. In many jurisdictions, enforcement actions and consequences for non-compliance can be significant and are rising. In addition, from time to time, concerns may be expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, retention, security, disclosure, transfer and other processing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and materially and adversely affect our business, financial condition and results of operations.

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

Inadequate funding for the FDA, the Securities Exchange Commission (SEC) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments, such as our announcement in January 2023 of the termination of our collaboration with Janssen;
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

As of August 6, 2024, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 49.3% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 52.9%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

We have also registered or intend to register all shares of our common stock subject to options, restricted stock units or other equity awards issued or reserved for future issuance under our equity incentive plans. As a result, these shares will be available for sale in the public market subject to vesting arrangements and exercise of options, and restrictions under applicable securities laws. In addition, certain of our executive officers, directors, employees and affiliates have established and may in the future establish programmed selling plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, or employees to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision will not apply to any causes of action arising under the Securities Act. Unless we consent in writing to the selection of an alternate forum, the U.S. federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The forum selection clause in our amended and restated bylaws may limit our stockholders’ ability to litigate disputes with us in a different judicial forum. While the Delaware courts have determined that these types of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we may incur significant additional costs associated with resolving the dispute in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

We currently qualify as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

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

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and two derivative actions were filed in the same court in June 2023 and June 2024, respectively (see “Item 1. Legal Proceedings” for a more detailed description of this matter). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Recent volatility in interest rates could affect our ability to obtain working capital through borrowings such as bank credit lines and public or private sales of debt securities, which may result in lower liquidity, reduced working capital and other adverse impacts on our business.

To meet our liquidity needs, we have previously relied, in part, on borrowed funds, and may do so again in the future. Continued volatility in interest rates will impact the cost of new indebtedness and could materially and adversely affect our results of operations, financial condition, liquidity and cash flows.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) None.

b) None.

c) On April 10, 2024, J. Scott Wolchko, Chief Executive Officer and Chief Financial Officer of the Company, entered into a 10b5-1 trading plan. Mr. Wolchko’s trading plan provides for the sale of up to 390,000 shares of the Company’s common stock to be acquired by Mr. Wolchko pursuant to the exercise of outstanding options. Sales of the shares of the Company’s common stock upon the exercise of options pursuant to Mr. Wolchko’s trading plan, if any, will be made at or above specified market prices. The trading plan will expire on June 30, 2026. Mr. Wolchko’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On May 24, 2024, Bahram Valamehr, Chief Research and Development Officer of the Company, entered into a 10b5-1 trading plan. Dr. Valamehr’s trading plan provides for the sale of up to 627,956 shares of the Company’s common stock to be acquired by Dr. Valamehr pursuant to the exercise of outstanding options. Sales of the shares of the Company’s common stock upon the exercise of options pursuant to Dr. Valamehr’s trading plan, if any, will be made at or above specified market prices. The trading plan will expire on December 31, 2025. Dr. Valamehr’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended June 30, 2024, none of our directors or executive officers, other than Mr. Wolchko and Dr. Valamehr, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1#	Amended and Restated 2022 Stock Option and Incentive Plan and form agreements thereunder	8-K	001-36076	10.1	June 7, 2024

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President, Chief Executive Officer and Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)