Form 10-Q
period 2024-09-30
FATE THERAPEUTICS INC
filed 2024-11-12
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 5, 2024, 113,894,333 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived natural killer (NK) cell and T-cell product candidates currently undergoing clinical development. We may elect to deprioritize or discontinue the clinical development of one or more of our product candidates for any number of reasons, including due to changes in our business strategy, our prioritization of our product candidates, data or results from our ongoing clinical trials, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to discontinue clinical development in one disease area in order to pursue the development of such product candidate in another disease area.
•
We use iPSC technology and gene-editing technology in the creation of our product candidates. Both technologies are relatively new technologies, which makes it difficult to predict the time and cost of product candidate development and obtaining regulatory approval. If we are unable to use these technologies in the creation of our product candidates, our business would be significantly harmed.
•
We may face delays in initiating, conducting or completing our clinical trials, including due to difficulties recruiting appropriate clinical trial investigators or enrolling patients in our clinical trials, manufacturing adequate clinical supply of our product candidates, and obtaining sufficient quantities of other components and supplies necessary for the conduct of our clinical trials, and we may not be able to initiate, conduct or complete our clinical trials at all.
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
•
Global economic and market conditions, any continued and prolonged public health emergency similar to the COVID-19 pandemic, and global geopolitical tensions, including wars and other armed conflicts, could adversely impact various aspects of our business, results of operations and financial condition, and could cause disruptions to our supply chain and the development and manufacture of our product candidates.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,909	$41,870
Accounts receivable	4,127	1,826
Short-term investments	259,014	273,305
Prepaid expenses and other current assets	9,244	14,539
Total current assets	310,294	331,540
Long-term investments	33,607	980
Property and equipment, net	82,392	96,836
Operating lease right-of-use assets	58,441	61,675
Restricted cash	10,227	15,177
Other assets	9	9
Total assets	$494,970	$506,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,349	$4,719
Accrued expenses	23,580	27,514
Deferred revenue	600	685
Operating lease liabilities, current portion	6,893	6,176
Total current liabilities	37,422	39,094
CIRM award liability	1,940	—
Operating lease liabilities, net of current portion	92,085	97,360
Stock price appreciation milestones	1,197	1,346
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding— 2,761,108	3	3
Common stock, $0.001 par value; authorized shares—250,000,000; issued and outstanding— 113,884,884 at September 30, 2024 and 98,627,076 at December 31, 2023	114	99
Additional paid-in capital	1,707,215	1,580,032
Accumulated other comprehensive income	835	15
Accumulated deficit	(1,345,841)	(1,211,732)
Total stockholders’ equity	362,326	368,417
Total liabilities and stockholders’ equity	$494,970	$506,217

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Collaboration revenue	$3,074	$1,944	$11,771	$61,857
Operating expenses:
Research and development	34,650	34,275	101,392	140,780
General and administrative	20,801	18,948	58,907	63,513
Total operating expenses	55,451	53,223	160,299	204,293
Loss from operations	(52,377)	(51,279)	(148,528)	(142,436)
Other income (expense):
Interest income	4,438	4,697	13,414	12,772
Change in fair value of stock price appreciation milestones	(13)	1,049	149	3,160
Other income	274	363	856	9,698
Total other income	4,699	6,109	14,419	25,630
Net loss	$(47,678)	$(45,170)	$(134,109)	$(116,806)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	1,257	88	820	1,355
Comprehensive loss	$(46,421)	$(45,082)	$(133,289)	$(115,451)
Net loss per common share, basic and diluted	$(0.40)	$(0.46)	$(1.19)	$(1.19)
Weighted-average common shares used to compute basic and diluted net loss per share	117,769,161	98,568,012	112,305,430	98,342,898

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Operating activities
Net loss	$(134,109)	$(116,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,149	13,397
Stock-based compensation	32,376	33,984
Accretion and amortization of premiums and discounts on investments, net	(7,550)	(8,492)
Amortization of collaboration contract assets	—	7,196
Deferred revenue	(685)	(41,116)
Change in fair value of stock price appreciation milestones	(149)	(3,160)
Grant income from FT516 CIRM Award	—	(4,000)
Loss on disposal of property and equipment	942	—
Changes in operating assets and liabilities:
Accounts receivable	(1,701)	36,942
Prepaid expenses and other assets	5,294	14,512
Accounts payable and accrued expenses	(2,316)	(27,047)
Right-of-use assets and lease liabilities, net	(1,326)	(1,036)
Net cash used in operating activities	(95,075)	(95,626)
Investing activities
Purchases of property and equipment	(632)	(5,972)
Purchases of investments	(279,745)	(308,844)
Maturities of investments	269,779	382,128
Net cash (used in) provided by investing activities	(10,598)	67,312
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	295	265
Proceeds from public offering of common stock, net of issuance costs	74,531	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	19,996	—
Proceeds from FT819 CIRM award	1,940	—
Net cash provided by financing activities	96,762	265
Net change in cash, cash equivalents and restricted cash	(8,911)	(28,049)
Cash, cash equivalents and restricted cash at beginning of the period	57,047	76,560
Cash, cash equivalents and restricted cash at end of the period	$48,136	$48,511
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$16	$168
Right-of-use assets obtained in exchange for lease obligations	$—	$62

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

As of September 30, 2024, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$37,909	$33,334
Restricted cash	10,227	15,177
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$48,136	$48,511

As of September 30, 2024 and 2023, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $10.2 million and $15.2 million, respectively, associated with the Company’s facilities leases.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed by the Company with the SEC on February 26, 2024. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Basic and diluted net loss per share attributable to stockholders for the three and nine months ended September 30, 2024 and 2023 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(47,678)	$(45,170)	$(134,109)	$(116,806)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	113,875,487	98,310,702	109,486,740	98,085,588
Weighted-average pre-funded warrants	3,893,674	257,310	2,818,690	257,310
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	117,769,161	98,568,012	112,305,430	98,342,898
Net loss per share, basic and diluted
Basic and diluted	$(0.40)	$(0.46)	$(1.19)	$(1.19)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2024	2023
Convertible preferred stock	13,805,540	13,805,540
Outstanding options to purchase common stock	11,238,387	10,336,936
Outstanding restricted stock units	6,207,574	3,367,713
Total	31,251,501	27,510,189

2. Collaboration and License Agreements

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, the Company was entitled to receive funding for the conduct of research and preclinical development under a joint research plan, which fees were estimated to be $20.0 million in aggregate.

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

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and preclinical development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono pursuant to which the Company is eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right. Under the 2022 Ono Amendment, aggregate estimated research and preclinical development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and preclinical development fees over the course of the joint research plan.

In November 2022, Ono exercised its option to obtain a license to develop and commercialize Candidate 2 (the Candidate 2 Development Option). The Company exercised its option (the CDCC Option) to co-develop and co-commercialize Candidate 2 in the United States and Europe. As a result, the Company received an Option Exercise Payment (as defined under the Ono Agreement) of $12.5 million. The Company and Ono are proceeding under a joint development plan for the ongoing development of Candidate 2. At the inception of the Ono Agreement, the Company determined the Candidate 2 Development Option represented an option with no material right that is distinct and separable from the ongoing development of Candidate 2 being performed by the parties. As such, the option exercise was treated as a separate contract with a single performance obligation of granting and delivering Ono a license to further develop and commercialize Candidate 2. The Company has completed its performance obligation with respect to the Candidate 2 Development Option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The costs of this joint development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. In addition, in connection with the ongoing joint development of Candidate 2, the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory, and commercial milestones (as further described below).

In November 2023, the Company entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, the Company achieved a $5.0 million clinical development milestone for Candidate 2 and the Company recognized such amount as revenue during the period.

In August 2024, the Company entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment and collectively with the 2023 Ono Amendment and 2022 Ono Amendment, the Ono Amendments). Under the 2024 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 have been increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint research plan. The Company will continue to receive committed funding under the joint research plan from Ono through June 2025. The Candidate 3 Development Option expires upon the earlier of: (a) June 30, 2025 or (b) the achievement of the pre-defined preclinical milestone under the joint research plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the Candidate 3 Development Option until no later than June 2026.

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

In accordance with ASC 606, the Company determined that the initial transaction price for research and preclinical development under the Ono Arrangement equaled $48.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and preclinical development fees of $38.0 million. The Company also concluded that the milestone fee of $10.0 million paid by Ono to the Company for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. Both the upfront payment of $10.0 million and the Candidate 2 milestone fee of $10.0 million were recorded as deferred revenue and were recognized as revenue over time in conjunction with the Company’s conduct of research and preclinical development services based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research and preclinical development services. The Company recorded the $5.0 million prepayment of the first-year research and preclinical development fees as deferred revenue, and such fees were recognized as revenue as the research and preclinical development services were delivered.

The Company recognized revenue of $3.1 million and $11.8 million under the Ono Arrangement for the three and nine months ended September 30, 2024, respectively. Such revenue consisted of $3.1 million, which includes $1.4 million associated with the 2024 Ono Amendment, and $6.8 million associated with research and preclinical development services for the three and nine months ended September 30, 2024, respectively, and $5.0 million associated with the achievement of a clinical development milestone during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recognized revenue of $1.9 million and $9.5 million, respectively. All of such revenue was associated with research and preclinical development services for the three and nine months ended September 30, 2023.

The Company recognized contra-research and development expense of $1.7 million and $3.6 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized contra-research and development expense of $2.1 million and $5.9 million, respectively.

As a direct result of the Company’s entry into the Ono Arrangement, the Company incurred an aggregate of $9.0 million in sublicense consideration to existing licensors. The Company recognized $1.2 million of such expense during the nine months ended September 30, 2024. The Company recognized no such expense during the three months ended September 30, 2024 nor during the three and nine months ended September 30, 2023.

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

The Company recognized revenue of $52.3 million under the Janssen Agreement for the nine months ended September 30, 2023, of which $41.2 million was deferred as of December 31, 2022. Such revenue consisted of $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise. No revenue was recognized during the three months ended September 30, 2023 under the Janssen Agreement.

In connection with the Janssen Agreement, the Company incurred $17.1 million in sublicense fees to certain of its existing licensors. The $17.1 million in sublicense consideration represents an asset under ASC 340, and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the nine months ended September 30, 2023, the Company recognized $7.2 million of such expense. No such expense was recognized during the three months ended September 30, 2023. As of September 30, 2024, there was no remaining balance on the Janssen Agreement contract asset.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of September 30, 2024:

	As of September 30,	As of December 31,
	2024	2023
Risk-free interest rate	4.0%	4.0%
Expected volatility	85.0%	84.0%
Estimated term (in years)	14.3	15.0
Closing stock price as of remeasurement date	$3.50	$3.74

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2024, the Company recorded expense of $0.1 million and other income of $0.1 million, respectively, associated with the change in fair value of the stock price appreciation milestones. During the three and nine months ended September 30, 2023, the Company recorded other income of $1.0 million and $3.2 million, respectively, associated with the change in fair value of the stock price appreciation milestones. As of September 30, 2024 and December 31, 2023, the Company recorded a liability of $1.2 million and $1.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. In May 2024, the Company received the first disbursement under the FT819 CIRM Award in the amount of $1.9 million, which amount is recorded as a liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within 12 months of the current balance sheet. As of September 30, 2024, the entire balance is classified as non-current as the Company does not expect any amount to be payable within the next 12 months.

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

Pursuant to the terms of the FT516 CIRM Award, the Company, in its sole discretion, has the option to treat the FT516 CIRM Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the FT516 CIRM Award as a grant. As such, the liability associated with the FT516 CIRM Award was derecognized and such amount was recorded as other income during the nine months ended September 30, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2024 and December 31, 2023 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2024
Classified as current assets:
Money market fund	1 or less	$11,273	$—	$—	$11,273
U.S. Treasury debt securities	1 or less	43,963	—	164	44,127
Non-US government securities	1 or less	3,965	—	5	3,970
Municipal securities	1 or less	5,965	(2)	4	5,967
Corporate debt securities	1 or less	149,461	(7)	457	149,911
Commercial paper	1 or less	54,993	(3)	49	55,039
Total short-term investments		$269,620	$(12)	$679	$270,287
Classified as non-current assets:
Corporate debt securities	Greater than 1	$33,439	$(14)	$182	$33,607
Total long-term investments		$33,439	$(14)	$182	$33,607

December 31, 2023
Classified as current assets:
Money market fund	1 or less	$35,273	$—	$—	$35,273
U.S. Treasury debt securities	1 or less	82,811	(34)	27	82,804
Non-US government securities	1 or less	999	—	—	999
Municipal securities	1 or less	5,000	(3)	—	4,997
Corporate debt securities	1 or less	47,144	(51)	14	47,107
Commercial paper	1 or less	137,339	(62)	121	137,398
Total short-term investments		$308,566	$(150)	$162	$308,578
Classified as non-current assets:
Corporate debt securities	Greater than 1	$977	$—	$3	$980
Total long-term investments		$977	$—	$3	$980

As of September 30, 2024 and December 31, 2023, the Company had $1.9 million and $0.9 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024
Financial assets:
Money market funds	$34,469	$34,469	$—	$—
U.S. Treasury debt securities	44,127	44,127	—	—
Non-US government securities	3,970	—	3,970	—
Municipal securities	5,967	—	5,967	—
Corporate debt securities	183,518	—	183,518	—
Commercial paper	55,039	—	55,039	—
Total financial assets measured at fair value on a recurring basis	$327,090	$78,596	$248,494	$—

Financial liabilities:
Stock price appreciation milestones	$1,197	$—	$—	$1,197
Total financial liabilities measured at fair value on a recurring basis	$1,197	$—	$—	$1,197

As of December 31, 2023
Financial assets:
Money market funds	$35,273	$35,273	$—	$—
U.S. Treasury debt securities	82,804	82,804	—	—
Non-U.S. government securities	999	—	999	—
Municipal securities	4,997	—	4,997	—
Corporate debt securities	48,087	—	48,087	—
Commercial paper	137,398	—	137,398	—
Total assets measured at fair value on a recurring basis	$309,558	$118,077	$191,481	$—

Financial liabilities:
Stock price appreciation milestones	$1,346	$—	$—	$1,346
Total financial liabilities measured at fair value on a recurring basis	$1,346	$—	$—	$1,346

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

There were no Level 3 assets held by the Company as of September 30, 2024.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	1,394
Balance at March 31, 2024	$2,740
Changes in fair value of stock price appreciation milestones liability	(1,556)
Balance at June 30, 2024	$1,184
Changes in fair value of stock price appreciation milestones liability	13
Balance at September 30, 2024	$1,197

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the nine months ended September 30, 2023 (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(1,718)
Balance at March 31, 2023	$2,143
Changes in fair value of stock price appreciation milestones liability	(393)
Balance at June 30, 2023	$1,750
Changes in fair value of stock price appreciation milestones liability	(1,049)
Balance at September 30, 2023	$701

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$7,697	$10,563
Accrued clinical trial related costs	5,385	8,833
Accrued other	10,498	8,118
Total current accrued expenses	$23,580	$27,514

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

As of September 30, 2024, future undiscounted minimum contractual payments under the Company’s operating leases were $152.0 million, which will be paid over a remaining weighted-average lease term of 10.1 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of September 30, 2024 are as follows (in thousands):

Operating Lease Payments
Remaining 2024	$3,690
2025	15,087
2026	15,540
2027	16,006
2028	15,057
2029	10,602
Thereafter	75,978
Total undiscounted lease payments	$151,960
Less: imputed interest	(52,982)
Total lease liability	$98,978

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

As of September 30, 2024, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended September 30, 2024:

	Number of Options	Weighted- Average Price
Balance at December 31, 2023	9,850,841	$13.71
Granted	4,210,625	6.46
Exercised	(45,438)	6.57
Cancelled	(2,777,641)	13.42
Balance at September 30, 2024	11,238,387	$11.09

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2023	3,065,087	$37.96
Granted	4,396,874	5.72
Vested	(666,916)	33.44
Cancelled	(587,471)	37.62
Balance at September 30, 2024	6,207,574	$15.62

During the three months ended September 30, 2024, the Company granted 300,000 performance-based restricted stock units (PRSUs) with a total grant date fair value of approximately $1.6 million. As of September 30, 2024, 1,062,607 PRSUs were outstanding. No expense has been recognized for the outstanding PRSUs to date.

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$5,295	$4,783	$16,248	$16,690
General and administrative	6,470	5,321	16,128	17,294
Total	$11,765	$10,104	$32,376	$33,984

As of September 30, 2024, the unrecognized compensation cost related to outstanding options was $18.7 million and is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

As of September 30, 2024, the unrecognized compensation cost related to restricted stock units (excluding those with unachieved performance-based conditions) was $38.3 million which is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

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

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2024 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,761,108	$3	98,627,076	$99	$1,580,032	$15	$(1,211,732)	$368,417
Exercise of stock options, net of issuance costs	—	—	45,438	—	299	—	—	299
Issuance of common stock upon vesting of restricted stock units	—	—	580,974	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,981	—	—	10,981
Public offering of common stock, net of issuance costs	—	—	14,545,454	15	74,620	—	—	74,635
Private placement of pre-funded warrants, net of issuance costs	—	—	—	—	19,996	—	—	19,996
Unrealized loss on investments	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	(48,004)	(48,004)
Balance at March 31, 2024	2,761,108	$3	113,798,942	$114	$1,685,928	$(194)	$(1,259,736)	$426,115
Exercise of stock options, net of issuance costs	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon vesting of restricted stock units	—	—	50,615	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,630	—	—	9,630
Public offering of common stock, net of issuance costs	—	—	—	—	(104)	—	—	(104)
Unrealized loss on investments	—	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	—	(38,427)	(38,427)
Balance at June 30, 2024	2,761,108	$3	113,849,557	$114	$1,695,450	$(422)	$(1,298,163)	$396,982
Issuance of common stock upon vesting of restricted stock units	—	—	35,327	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,765	—	—	11,765
Unrealized gain on investments	—	—	—	—	—	1,257	—	1,257
Net loss	—	—	—	—	—	—	(47,678)	(47,678)
Balance at September 30, 2024	2,761,108	$3	113,884,884	$114	$1,707,215	$835	$(1,345,841)	$362,326

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

9. Subsequent Events

Torrey Pines Lease Termination

On October 28, 2024, the Company exercised its right of early termination for its Torrey Pines operating lease. In connection with such exercise, the Company paid $2.5 million to its landlord. Termination of the lease, which previously extended through December 31, 2028, will now take effect on October 31, 2025. The Company expects to account for this transaction as a modification to the lease agreement, and reduce the ROU asset and corresponding lease liability balances, during the fourth quarter of 2024 in connection with such transaction.

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

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we are entitled to receive funding for the conduct of research and preclinical development under a joint research plan, which fees were estimated to be $20.0 million in aggregate.

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

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and preclinical development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono pursuant to which we are eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right. Under the 2022 Ono Amendment, aggregate estimated research and preclinical development fees have been increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and preclinical development fees over the course of the joint research plan.

In November 2022, Ono exercised its option to obtain a license to develop and commercialize Candidate 2 (the Candidate 2 Development Option), and we exercised our option to co-develop and co-commercialize Candidate 2 in the United States and Europe. As a result, we received and recognized an option exercise fee of $12.5 million from Ono during the year ended December 31, 2022. We and Ono are proceeding under a joint development plan for the ongoing development of Candidate 2, and, as such, we have initiated clinical studies for Candidate 2. The costs of this joint development plan are accounted for in accordance with ASC 808, and cost sharing payments to us from Ono are recorded as contra-research and development expenses.

In November 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable to us by Ono for Candidate 3 have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, we achieved a $5.0 million clinical development milestone for Candidate 2. We determined that we had completed our performance obligation with respect to such milestone in the nine months ended September 30, 2024, and accordingly, recognized such amount as revenue during the period.

In August 2024, we entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment and collectively with the 2023 Ono Amendment and 2022 Ono Amendment, the Ono Amendments). Under the 2024 Ono Amendment, aggregate estimated research and preclinical development fees payable to us by Ono for Candidate 3 have been increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint research plan. We will continue to receive committed funding from Ono through June 2025. The Candidate 3 Development Option expires upon the earlier of: (a) June 30, 2025 or (b) the achievement of the pre-defined preclinical milestone under the joint research plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the Candidate 3 Development Option until no later than June 2026.

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) as a revenue contract under ASC 606. The initial transaction price under the Ono Arrangement was determined to be $48.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million, the aggregate estimated research and preclinical development fees of $38.0 million. We also concluded that the Candidate 2 milestone fee of $10.0 million for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a research license to certain of our intellectual property subject to certain conditions, our conduct of research and preclinical development services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research and preclinical development services are performed.

During the three and nine months ended September 30, 2024, we recognized $3.1 million, which includes $1.4 million associated with the 2024 Ono Amendment, and $11.8 million of collaboration revenue, respectively, and $1.7 million and $3.6 million of contra-research and development expense, respectively, under the Ono Arrangement. During the nine months ended September 30, 2024, we achieved a clinical development milestone under the Ono Arrangement and received a cash payment of $5.0 million. The milestone payment is included as revenue during the nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, we recognized $1.9 million and $9.5 million of collaboration revenue, respectively, and $2.1 million and $5.9 million of contra-research and development expense, respectively, under the Ono Arrangement.

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

During the nine months ended September 30, 2023, we recognized $52.3 million of collaboration revenue under the Janssen Agreement, of which $41.2 million was deferred as of December 31, 2022. No revenue was recognized during the three months ended September 30, 2023 under the Janssen Agreement.

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and global geopolitical tensions, including wars and other armed conflicts, on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income

Other income consists of changes in the fair value of stock price appreciation milestones associated with the Amended MSKCC License with MSKCC, interest income earned on cash, cash equivalents and investments (including the amortization of discounts and premiums).

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. In May 2024, we received the first disbursement under the award in the amount of $1.9 million, which amount is recorded as a liability on the accompanying consolidated balance sheets and classified as current or non-current based on the potential amount payable within 12 months of the current balance sheet. As of September 30, 2024, the entire balance is classified as non-current as we do not expect any amount to be payable within the next 12 months.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2024.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Increase/
	2024	2023	(Decrease)
Collaboration revenue	$3,074	$1,944	$1,130
Research and development expense	34,650	34,275	375
General and administrative expense	20,801	18,948	1,853
Total other income	4,699	6,109	(1,410)

Collaboration Revenue. During the three months ended September 30, 2024 and 2023, we recognized revenue of $3.1 million and $1.9 million, respectively, under our collaboration agreement with Ono. The increase was primarily driven by an increase in research and preclinical development fees payable by Ono under the 2024 Ono Amendment.

Research and development expenses. Research and development expenses were $34.7 million for the three months ended September 30, 2024, compared to $34.3 million for the three months ended September 30, 2023. The increase in research and development expenses was attributable primarily to the following:

•
$1.0 million increase in laboratory materials and supplies relating to the manufacture of our product candidates; and
•
$0.5 million increase in employee stock-based compensation expense; offset by a $1.0 million decrease in employee compensation and benefits expense.

General and administrative expenses. General and administrative expenses were $20.8 million for the three months ended September 30, 2024, compared to $18.9 million for the three months ended September 30, 2023. The increase in general and administrative expenses was attributable primarily to a $1.5 million increase in legal expense and a $1.1 million increase in employee stock-based compensation expense, partially offset by a $0.8 million decrease in employee compensation and benefits expense.

Other income. Other income was $4.7 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. Other income for the three months ended September 30, 2024 primarily consisted of interest income earned on cash, cash equivalents and investments (including the amortization of discounts and premiums).

During the three months ended September 30, 2023, we recorded other income of $1.0 million attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the three months ended September 30, 2023 also consisted of interest income earned on cash, cash equivalents and investments (including the amortization of discounts and premiums).

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		Increase/
	2024	2023	(Decrease)
Collaboration revenue	$11,771	$61,857	$(50,086)
Research and development expense	101,392	140,780	(39,388)
General and administrative expense	58,907	63,513	(4,606)
Total other income	14,419	25,630	(11,211)

Collaboration Revenue. During the nine months ended September 30, 2024 and 2023, we recognized revenue of $11.8 million and $61.9 million, respectively, under our collaboration agreements with Janssen and Ono. The decrease in collaboration revenue was primarily attributable to the termination of the Janssen collaboration in 2023. The following table summarizes the revenue recognized with respect to each collaboration partner for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Janssen Biotech, Inc.	$—	$52,312
Ono Pharmaceutical Co., Ltd.	11,771	9,545
Total collaboration revenue	$11,771	$61,857

Research and development expenses. Research and development expenses were $101.4 million for the nine months ended September 30, 2024, compared to $140.8 million for the nine months ended September 30, 2023. The decrease in research and development expenses was attributable primarily to the following:

•
$17.7 million decrease in third-party professional consultant and clinical trial related expense;
•
$16.4 million decrease in employee compensation and benefits expense; and
•
$5.9 million decrease in sublicense consideration owed to existing licensors.

General and administrative expenses. General and administrative expenses were $58.9 million for the nine months ended September 30, 2024, compared to $63.5 million for the nine months ended September 30, 2023. The decrease in general and administrative expenses was attributable primarily to a $4.7 million decrease in employee compensation and benefits expense, including a $1.2 million decrease in employee stock-based compensation expense and a $1.6 million decrease in third-party professional consultant expense.

Other income. Other income was $14.4 million and $25.6 million for the nine months ended September 30, 2024 and 2023, respectively. Other income for the nine months ended September 30, 2024 primarily consisted of interest income earned on cash, cash equivalents and investments (including the amortization of discounts and premiums).

During the nine months ended September 30, 2023, we recorded other income of $4.0 million attributable to the FT516 CIRM Award, $5.1 million attributable to the ERC, and $3.2 million attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income for the nine months ended September 30, 2023 also consisted of interest income earned on cash, cash equivalents and investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2024, we had an accumulated deficit of $1.3 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the nine months ended September 30, 2024, cash used in operating activities was $95.1 million compared to cash used in operating activities of $95.6 million during the nine months ended September 30, 2023. The primary drivers of this change in cash used in operating activities was our increase of $17.3 million in net loss primarily due to the termination of the Janssen agreement.

Investing Activities

During the nine months ended September 30, 2024, investing activities used cash of $10.6 million compared to cash provided by investing activities of $67.3 million during the nine months ended September 30, 2023. The change was primarily attributable to a decrease in the maturities of investments of $269.8 million during the nine months ended September 30, 2024 compared to the maturities of investments of $382.1 million during the nine months ended September 30, 2023. All other investing activities for the periods presented were attributable to the purchases of investments and purchases of property and equipment.

Financing Activities

For the nine months ended September 30, 2024, financing activities provided cash of $96.8 million, which primarily consisted of (i) the issuance of 14,545,454 shares of common stock at a purchase price of $5.50 per share in an underwritten offering of common stock in March 2024, (ii) the issuance of pre-funded warrants to purchase an aggregate of 3,636,364 shares of common stock at a purchase price of $5.499 per pre-funded warrant, which represents the offering price per share of common stock in the underwritten offering less the $0.001 exercise price per share of each pre-funded warrant, in a private placement concurrent with the underwritten offering, and (iii) the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the nine months ended September 30, 2023, financing activities provided cash of $0.3 million, which consisted of the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through September 30, 2024, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2024, we had aggregate cash and cash equivalents and investments of $330.5 million.

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

We believe our existing cash and cash equivalents and investments as of September 30, 2024 and as of the date of filing of this Quarterly Report on Form 10-Q will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we are subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional preclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in preclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including ongoing and emerging global geopolitical tensions, including wars and other armed conflicts, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the individual who is our chief executive officer and chief financial officer, who serves as both our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the reporting period, we pursued claims in two lawsuits that we filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, was pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, and Messrs. William Sandborn and Steven Holtzman. Our claims included actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. On August 9, 2024, the court denied the defendants’ motions for summary judgment preserving for trial all of Fate’s claims against the defendants, with the exception of defendants’ motions with respect to certain theories under Fate’s tortious interference claim (which claim by Fate was otherwise preserved for trial). On September 19, 2024, the court denied defendants’ motion for reconsideration of its summary judgment ruling. Trial began on October 21, 2024, with a jury selected on October 24, 2024. On October 28, 2024, the parties entered a settlement agreement resolving the litigation on terms agreeable to all parties, pursuant to which we filed a request for dismissal with prejudice of all claims on October 31, 2024.

In the second of the Shoreline litigations, also filed on May 13, 2022, we and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744. On June 7, 2023, we and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. On August 30, 2023, the court granted Shoreline’s motion for summary judgment and denied our motion for partial summary judgment as moot. Judgment in favor of Shoreline was entered on August 31, 2023. On September 27, 2023, we and Whitehead filed a Notice of Appeal with the Court of Appeals for the Federal Circuit challenging the trial court’s claim construction and grant of summary judgment in favor of the defendants; the defendants cross-appealed challenging the district court’s earlier denial of a motion to dismiss and partial motion for summary judgment on other grounds. The Federal Circuit docketed the case on October 5, 2023, and briefing was completed on June 26, 2024. On October 28, 2024, the parties entered a settlement agreement resolving the litigation on terms agreeable to all parties, pursuant to which the parties filed a joint notice of dismissal of the appeal and cross-appeal on October 31, 2024.

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted our motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. Our motion to dismiss the second amended complaint is due on November 18, 2024, with briefing due to be completed by January 21, 2025. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action, and together with the Guarino Action, the Derivative Actions). The Derivative Actions both name members of our board of directors and certain officers as defendants. The Company is also named as a nominal defendant in both cases. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. On August 14, 2023, the court stayed the Guarino Action pending the court’s decision on our motion to dismiss in the Securities Action. On August 7, 2024, the court stayed the Horrobin Action pending the court’s decision on our motion to dismiss in the Securities Action. The stays in the Derivative Actions automatically expired on September 19, 2024, when the decision dismissing the amended complaint in the Securities Action was issued. On November 4, 2024, the plaintiffs in the Derivative Actions filed a joint motion to consolidate the Derivative Actions, for the court to appoint counsel in the Derivative Actions as co-lead counsel, and for the court to stay the consolidated case pending the resolution of our anticipated motion to dismiss the second amended complaint in the Securities Action. The court’s ruling on the motion is pending. We intend to vigorously defend against the Derivative Actions.

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
•
failure or delays in obtaining sufficient quantities of suitable raw materials, components, and equipment necessary for the conduct of our clinical trials or the manufacture of any product candidate, including any inability to obtain materials as a result of supply chain issues related to any future public health crises or other serious disasters or ongoing or emerging global geopolitical tensions, including wars and other armed conflicts, or other factors;
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
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of the change in administration following the 2024 U.S. presidential election, any future public health crisis or other serious disaster or similar events, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines; and
•
limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward other efforts, such as any future public health crisis or other serious disaster or similar events, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to various public health concerns.

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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, global geopolitical tensions, including wars and other armed conflicts, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA or other regulatory authorities to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

Even if our current and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. In addition, changes in regulatory policies or the administration as a result of the 2024 U.S. presidential election may result in delays in the regulatory review and approval process and cause uncertainty regarding approval pathways. If we fail to meet the requirements to support continued clinical development, our clinical development activities for any of our product candidates are delayed or suspended, or we fail to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations will be harmed.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from ongoing and emerging geopolitical tensions, including wars, armed conflicts or acts of terrorism.

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

As of September 30, 2024, our cash and cash equivalents and investments were $330.5 million. We intend to use our cash and cash equivalents and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment and interest obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the ongoing and emerging geopolitical tensions, including wars and other armed conflicts, on the global economy remain unknown and difficult to predict, these events caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2024, we had an accumulated deficit of $1.3 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

In addition, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. For example, we intend to develop certain of our product candidates as a combination therapy with other cancer therapies, such as monoclonal antibodies, requiring availability and use of these monoclonal antibodies in certain of our clinical trial protocols. Additionally, the FDA recently reported a shortage of certain intravenous solutions which are required for the conduct of our clinical trials. We cannot predict the extent and duration of this shortage of these intravenous solutions, although any failure or delays by us or by our clinical sites to obtain sufficient quantities of materials and agents required under our protocols, or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

As a result of any public health crises, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of any public health crises, natural disasters (including due to the effects of climate change), ongoing and emerging global geopolitical tensions, including wars and other armed conflicts, regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

We may also rely on certain third-party vendors located in China or who are owned by or are associated with certain Chinese companies to assist in non-clinical or clinical trials or provide laboratory services. It is unknown how current or future geopolitical relationships with China or specific Chinese-owned or associated vendors may affect our ability to complete our non-clinical or clinical trials.

We currently, and may in the future, do business with one or more companies located in China, or that are owned or operated by Chinese companies to provide non-clinical or clinical trial support services. The process of changing these vendors could have an adverse impact on our current clinical development programs if they were no longer permitted to provide services or products due to geopolitical pressures, including legislative activities or executive orders aimed at prohibiting certain Chinese or Chinese-owned biotechnology companies from engaging in biotechnology or biopharmaceutical research activities. We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. We are unable to predict whether or when proposed legislative or executive actions would be effective, and whether such changes would materially and adversely affect our liquidity, access to capital and our ability to conduct business. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to manufacture and develop our product candidates.

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

In addition, the U.S. Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo overruled the Chevron doctrine, which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. In Loper Bright, the Supreme Court held that the U.S. Administrative Procedure Act requires courts to exercise their independent judgment when deciding whether an agency has acted within its statutory authority, and that courts may not defer to an agency interpretation solely because a statute is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. Any such challenges, if successful, could have an impact on our business, and any such impact could be material. In addition to potential changes to regulations and agency guidance as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays in and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations.

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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the ongoing global geopolitical tensions, including wars and other armed conflicts; and
•
general economic and market conditions, including inflationary pressures and stock market volatility.

These and other market and industry factors, including the effects of any future public health crises or other public health concerns, wars or other armed conflicts, the outcome of the 2024 presidential election in the United States or similar events, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

As of November 5, 2024, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 44.0% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,761,108 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,805,540 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 47.9%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2024, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the design and operating effectiveness of our internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

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

In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, ongoing and emerging global geopolitical tensions, including wars or other armed conflicts, interest rate fluctuations, rising inflation rates or recession, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy, and rising inflation could also strain our suppliers, possibly resulting in supply disruption. Additionally, the outcome of the 2024 U.S. Presidential election and resulting changes to the administration or governmental policies could cause additional legal, political and economic uncertainty. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which ongoing wars and other armed conflicts, current economic climate and financial market conditions could adversely impact our business.

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

Geopolitical risks associated with ongoing wars and armed conflicts could have an adverse impact on our business, financial condition and results of operations, including our clinical trials.

There are ongoing and emerging geopolitical tensions, including wars and other armed conflicts, and although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Sanctions imposed by the United States, Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials, the financial markets and the global economy.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) None.

b) None.

c) During the period covered by this Quarterly Report on Form 10-Q, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1	Amended and Restated Form of Indemnification Agreement	8-K	001-36076	10.1	August 30, 2024

10.2†	Amendment No.4 to Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd, dated August 28, 2024	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

* This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Certain provisions of this Exhibit have been omitted as confidential information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fate Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ J. Scott Wolchko
J. Scott Wolchko
President, Chief Executive Officer and Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)