Form 10-K
period 2024-12-31
FATE THERAPEUTICS INC
filed 2025-03-05
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $369,000,000 as of June 30, 2024 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 25, 2025 was 114,597,425.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024 pursuant to Regulation 14A, in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

•
Our product candidates and programs represent novel therapeutic approaches to treating disease, and our product candidates may cause undesirable side effects or have other properties that could delay or halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Development of our product candidates will require substantial additional funding, which, if available, may cause dilution to our stockholders, and without which we will be unable to complete development of, or obtain regulatory approval for, our product candidates. Additionally, we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived cell product candidates currently undergoing clinical development. We may elect to deprioritize or discontinue the clinical development of one or more of our product candidates for any number of reasons, including due to our prioritization of product candidates, data or results from our ongoing clinical trials, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to prioritize clinical development in one disease area over another disease area.
•
We use iPSC technology and gene-editing technology in the creation of our product candidates. If we are unable to use these technologies in the creation of our product candidates, our business would be significantly harmed.
•
We may face delays in initiating, conducting or completing our clinical trials, including difficulties recruiting appropriate clinical trial investigators, enrolling patients in our clinical trials, or manufacturing adequate clinical supplies, and we may not be able to initiate, conduct or complete our clinical trials at all.
•
We face significant competition in an environment of rapid technological change from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•
Initial, interim and preliminary data from our preclinical studies or clinical trials may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, results from our ongoing or future clinical trials involving our product candidates may differ materially from initial, interim and preliminary data as well as previous study results.
•
The manufacture and distribution of our product candidates is complex and subject to a multitude of risks. Additionally, the U.S. Food and Drug Administration (FDA) or other regulatory authorities may impose additional requirements on our manufacturing operations. These risks and requirements could substantially limit our supply of our product candidates and increase our costs, and the development and commercialization of our product candidates could be significantly delayed or restricted.
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
•
We depend on third-party suppliers, including sole source suppliers, for certain aspects in the production of our product candidates, the loss of which suppliers could adversely impact our ability to conduct our clinical trials.
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
•
The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community and may require additional evidence to support the anticipated benefits, comparative risks, and costs.
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
•
Global economic and market conditions, any continued and prolonged public health emergency similar to the COVID-19 pandemic, global geopolitical tensions, including wars and other armed conflicts, or significant political, trade, or regulatory developments in the jurisdictions in which we may develop or commercialize our product candidates or conduct our operations, could adversely impact various aspects of our business, results of operations and financial condition, and could cause disruptions to our supply chain and the development and manufacture of our product candidates.

The summary risk factors described above should be read together with the text of the full risk factors below, in the section titled “Risk Factors”, and the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

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
•
the therapeutic differentiation and potential of our product candidates, and the disease indications for which we intend to develop our product candidates;
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
•
the accuracy of our projections and estimates regarding our expenses, capital requirements, cash utilization, revenues and need for additional financing;

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

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of off-the-shelf cellular immunotherapies to patients.

We have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our cell therapy product candidate. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe our proprietary clonal master iPSC lines can be used to mass produce multiplexed-engineered, cellular immunotherapies which have off-the-shelf availability, can be administered alone or in combination with standard-of-care therapies, and can reach significant numbers of patients.

Utilizing our iPSC product platform, we are developing off-the-shelf, multiplexed-engineered T-cell and natural killer (NK) cell product candidates which are selectively designed, incorporate novel synthetic controls of cell function, and are intended to deliver multiple therapeutic mechanisms to patients. We have a pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted T-cell and NK cell product candidates currently under development:

Program	Indication	Cell Type	CAR Target(s)	# of Synthetic Controls	Development Stage	Partner
Autoimmune Diseases
FT819	Systemic Lupus Erythematosus	CAR T	CD19	2	Phase 1
FT819	Antibody-Associated Vasculitis, Idiopathic Inflammatory Myositis, and Systemic Sclerosis	CAR T	CD19	2	Phase 1
FT522	B Cell-mediated Autoimmunity in combination with rituximab	CAR NK	CD19; 41BB	5	Phase 1
FT829	Autoimmunity	CAR T	Not disclosed	Not disclosed	Preclinical
Oncology – Solid Tumors
FT825	Solid Tumors	CAR T	HER2	7	Phase 1	Ono
Undisclosed	Solid Tumors	CAR T	Not disclosed	Not disclosed	Preclinical	Ono
FT836	Solid Tumors	CAR T	MICA/B	Not disclosed	Preclinical

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential across a broad spectrum of severe, life-threatening diseases. One particular form of cell therapy, CAR T-cell therapy, has emerged as a revolutionary and potentially curative treatment for patients with certain hematologic malignancies. In fact, multiple CAR T-cell therapies have now been approved by the United States Food and Drug Administration (FDA) for the treatment of relapsed / refractory B-cell malignancies and relapsed / refractory multiple myeloma. Additionally, several groups have demonstrated use of CAR T-cell therapy for the treatment of autoimmune diseases including systemic lupus erythematosus, idiopathic inflammatory myositis, systemic sclerosis, and myasthenia gravis.

Cell therapies approved for commercialization, as well as those undergoing clinical development, today most often rely on the use of autologous, or a patient’s own, cells and are generally only available for patient treatment at a limited number of specialized medical centers. Sourcing, engineering, expanding and delivering cells patient-by-patient is logistically complex and expensive, resource intensive, and challenging to manufacture. Significant hurdles remain to ensure that autologous cell therapies can be consistently manufactured and reliably delivered at the scale necessary to support broad patient access.

We believe iPSCs, which possess the unique dual properties of unlimited self-renewal and differentiation potential into all cell types of the body, can be used to overcome key limitations inherent to the manufacture, development and commercialization of today’s cell therapies. We have established a proprietary iPSC product platform and have amassed significant internal expertise in the production of off-the-shelf, multiplexed-engineered, T-cell and NK cell product candidates for therapeutic use. Our proprietary iPSC product platform includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating, qualifying, and cryopreserving clonal master iPSC lines; differentiating clonal master cell iPSC lines to produce T cells and NK cells at scale; and cryopreserving and storing these T cells and NK cells under conditions that support multi-year stability. Our cell product candidates can be mass produced at significant scale in a cost-effective manner, are well-defined and uniform in composition, and can be stored in inventory and delivered off-the-shelf to maximize patient reach. Our proprietary iPSC product platform is supported by an intellectual property portfolio of over 550 issued patents and 550 pending patent applications.

We operate our own fully-integrated Good Manufacturing Practice (GMP) facility for manufacture of our iPSC-derived CAR T-cell and CAR NK cell product candidates that is intended to support all phases of clinical development as well as initial commercialization. We believe our therapeutic approach is highly differentiated and has the potential to overcome numerous challenges associated with today’s cell therapies, address significant unmet need, and deliver transformative medical benefit for patients.

Our Strategy

Our mission is to bring off-the-shelf cellular immunotherapies with disease-transforming potential initially to patients with cancer and autoimmune diseases. The key pillars of our strategy include:

•
Establish therapeutic differentiation with FT819 for the treatment of Systemic Lupus Erythematosus (SLE). Autoimmune diseases affect organs throughout the body and are often characterized by the presence of auto-antibodies, which are produced by aberrant B cells and can attack healthy cells and tissues. The chronic and debilitating nature of these diseases results in substantial medical expenses and a low quality of life, creating a significant burden for patients, their families and the health care system. Current treatment options for SLE, which include corticosteroids, immunosuppressive medications, and biologics, often require chronic administration and have life-threatening side effects, with a majority of patients not adequately responding to today’s approved therapies.

We believe FT819, our off-the-shelf, iPSC-derived, CD19-targeted CAR T-cell product candidate, has the potential to eliminate disease-causing B cells, enable reconstitution of a healthy immune cell compartment, and induce complete and durable responses in B cell-mediated autoimmune diseases. We base this on a ground-breaking academic clinical study published in Nature Medicine in September 2022, where intense conditioning chemotherapy, consisting of treatment of multiple days of cyclophosphamide (Cy) and fludarabine (Flu), coupled with an investigational autologous CD19-targeted CAR T-cell therapy were administered to five patients with SLE. Rapid B-cell depletion and elimination of auto-antibody production enabled all patients to achieve clinical remission. Recovery of a naïve B-cell compartment occurred several months after treatment, enabling an “immune reset” marked by restoration of a normal functioning immune system for the five patients.

We are currently conducting a multi-center, Phase 1 clinical trial of FT819 for the treatment of moderate-to-severe SLE. In contrast to treatment with autologous CAR T-cell therapy, patients enrolled in our Phase 1 clinical study are not required to undergo apheresis, may be administered a less intense, Flu-free conditioning regimen, and are administered drug product that is available on-demand. In addition, our Phase 1 clinical trial includes the opportunity for patients, in the absence of conditioning chemotherapy, to receive FT819 as an add-on to current maintenance therapy. We believe our therapeutic approach with FT819 is highly differentiated and may offer a more convenient and favorable experience for patients, including treatment in the outpatient setting. We intend to expand clinical investigation of FT819 to countries outside of the United States in 2025.

•
Expand the clinical footprint of our iPSC product platform within the field of autoimmunity, including initiating clinical investigation in additional B cell-mediated autoimmune diseases. The prevalence of autoimmune diseases is both widespread and growing, with over 80 known autoimmune diseases affecting up to 8% of the U.S. population. Since the targeting and deep depletion of B cells may be a key mechanism of action to enable an immune reset and durable clinical remissions across autoimmune diseases, we plan to expand our clinical investigation of FT819 within the field of autoimmunity. In December 2024, we reached agreement with the FDA to allow for the clinical investigation of additional B cell-mediated autoimmune diseases under our current Phase 1 clinical trial of FT819. In February 2025, we submitted an amended clinical protocol to the FDA which included three additional diseases: anti-neutrophilic cytoplasmic antibody-associated vasculitis (AAV), idiopathic inflammatory myositis (IMM), and systemic sclerosis (SSc). We have completed a first dose-escalation cohort, and have also initiated a dose-expansion cohort, for FT819 at 360 million cells in SLE. We plan to initiate dose-expansion cohorts in one or more of AAV, IMM, and SSc in 2025 at that same cell dose. We believe the independent assessment of multiple B cell-mediated autoimmune diseases under one Phase 1 basket study enables the most cost-effective and efficient pathway for broad clinical development.

In October 2024, our investigational new drug (IND) application was allowed by the FDA to initiate clinical development of FT522, our off-the-shelf, CD19-targeted CAR NK cell product candidate, for the treatment of certain B cell-mediated autoimmune diseases.

We believe there is a significant opportunity to combine, in the absence of conditioning chemotherapy, FT522 with rituximab to drive deeper B-cell depletion, and achieve higher rates of clinical remissions, for the treatment of autoimmune diseases. FT522 incorporates a proprietary high-affinity, non-cleavable CD16 (hnCD16) Fc receptor, which receptor has two unique features designed to synergize with monoclonal antibody therapy and augment antibody-dependent cellular cytotoxicity (ADCC): a high-affinity homozygous 158V variant to promote binding to the Fc domain of IgG antibodies, and a modification to block its cleavage and down-regulation upon receptor activation. In addition, FT522 is our first product candidate that incorporates our novel Alloimmune Defense Receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. These attributes may create therapeutic differentiation for FT522 by enabling a more favorable safety profile, treatment in the community setting, and a broader commercial opportunity. We are currently evaluating opportunities and timelines for the clinical development of FT522 in autoimmune diseases.

•
Design and develop off-the-shelf, multiplexed-engineered CAR T-cell immunotherapies that incorporate multiple novel mechanisms of action for the treatment of solid tumors. While autologous CAR T-cell therapies have emerged as highly effective treatments for patients with relapsed / refractory hematologic malignancies, adoption of FDA-approved CAR T-cell therapy has been relatively modest to date due to complex logistics, high cost, and toxicities that necessitate administration only in specialized centers with intensive care units, as compared to more accessible outpatient infusion centers and community hospitals. In addition, successful development of autologous CAR T-cell therapies for the treatment of solid tumors has been hampered by on-target, off-tumor toxicities, inefficient CAR T-cell trafficking to the tumor, and modest efficacy. Today, there are no FDA-approved CAR T-cell therapies for the treatment of solid tumors.

We are currently advancing CAR T-cell product candidates that incorporate multiple novel synthetic controls selectively designed to overcome key mechanisms that limit CAR T-cell safety and efficacy in treating solid tumors. For example, our most advanced CAR T-cell product candidate for the treatment of solid tumors is FT825, which is currently undergoing Phase 1 clinical investigation in collaboration with Ono Pharmaceutical. FT825 incorporates seven novel synthetic controls of cell function including a novel binding domain targeting human epidermal growth factor receptor 2 (HER2), which is uniquely derived from a cancer-specific monoclonal antibody and has been shown in preclinical studies to overcome on-target, off-tumor toxicities by preferentially recognizing tumor-associated variants of HER2. FT825 also incorporates a novel synthetic CXCR2 receptor to promote effector cell trafficking to the tumor site, a novel synthetic TGFβ receptor to resist immunosuppressive signals in the tumor microenvironment, and our proprietary hnCD16 Fc receptor to support targeting of additional cancer antigen when combined with therapeutic antibodies.

In addition, we are conducting IND-enabling activities for FT836, a CAR T-cell product candidate targeting major histocompatibility complex (MHC) proteins A (MICA) and B (MICB). While expression of MICA/B cell-surface proteins is detectable across many types of cancer cells with limited expression on healthy tissue, proteolytic cleavage and shedding of MICA/B is a common mechanism of tumor escape. We have designed FT836 to uniquely target a specific domain of MICA/B that is resistant to shedding as a potential pan-tumor targeting strategy. We believe there is significant opportunity to develop off-the-shelf CAR T-cell therapies that incorporate multiple therapeutic mechanisms of action, and can be combined with standard-of-care treatment regimens to significantly improve patient outcomes in the treatment of solid tumors.

•
Discover and incorporate novel synthetic controls of cell function into our iPSC product platform that significantly improve the patient experience, expand patient reach, and enhance therapeutic differentiation. Conditioning chemotherapy is one of the most significant barriers that limit patient reach and disease application of cellular immunotherapy. Conditioning chemotherapy often results in severe blood cell deficiencies and related toxicities, requiring administration in large tertiary care facilities. We are exploring the integration of novel synthetic controls of cell function into our iPSC product platform that may enable our off-the-shelf, iPSC-derived cell product candidates to be administered without intense conditioning chemotherapy and in the community setting on an outpatient basis.

For example, FT522 is our first iPSC-derived cell product candidate to incorporate our novel alloimmune defense receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. FT522 incorporates a synthetic ADR receptor that targets the cell surface receptor 4-1BB (CD137), a member of the tumor necrosis factor receptor superfamily that is upregulated on activated CD4+, CD8+, and regulatory T-cells as well as activated NK cells of the host immune system. The ADR receptor is designed to (a) selectively recognize and destroy alloreactive host immune cells, (b) maintain other components of the host immune system to preserve hematopoietic cell function, and (c) activate the product candidate to enhance its potency and persistence. Published preclinical studies have shown that ADR-armed allogeneic cells are protected from both T- and NK-cell mediated rejection (Mo et al. Nature Biotechnology, 39, 56–63 (2021)), providing proof-of-concept that ADR-armed allogeneic cells can persist and function in immunocompetent patients.

In addition to our ADR technology, we have also begun to incorporate the knock-out of CD58 (CD58KO) into our iPSC product platform, which we collectively refer to as our Sword & Shield technology, to both target and evade host alloreactive immune cells. In preclinical studies, we have shown that iPSC-derived Sword & Shield CAR T cells demonstrated functional persistence and durable anti-tumor activity, indicating the potential of Sword & Shield CAR T cells to thrive without administration of conditioning chemotherapy. We believe that the use of a more tolerable treatment paradigm for cellular immunotherapies may significantly improve the patient experience, expand patient reach, and enhance therapeutic differentiation.

•
Selectively share our proprietary iPSC product platform with strategic partners. The research, development and commercialization of cell therapies for the treatment of human diseases is rapidly expanding. We believe we are well positioned to form partnerships with third parties seeking to develop and commercialize iPSC-derived cell therapies for the treatment of human diseases. For example, we are collaborating with Ono Pharmaceutical to research and develop off-the-shelf, multiplexed-engineered, iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of solid tumors. We will continue to seek partnerships with companies and institutions for the research, development and commercialization of iPSC-derived cell therapies for the treatment of human diseases.

Our Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapy Pipeline

FT819: CAR T-cell Program

FT819 is our first iPSC-derived CAR T-cell product candidate and, to our knowledge, is the first-ever iPSC-derived CAR T-cell product candidate to undergo clinical investigation in the world. FT819 incorporates two novel synthetic controls of cell function: a novel 1XX CAR construct inserted directly into the T-cell receptor (TCR) alpha chain (TRAC) locus that targets CD19; and the complete disruption of TCR expression for the prevention of graft-versus-host disease (GvHD), a potentially life-threatening complication associated with donor-derived T-cell therapy. Together, these features of FT819 are designed to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression, and mitigate risk of GvHD.

Published preclinical data has shown that directing a CD19-specific CAR to the TRAC locus resulted in uniform CAR expression in human peripheral blood T cells, enhanced T-cell potency, and delayed effector T-cell differentiation and exhaustion (Eyquem et al. Nature. 543, 113–117, 2017), and that CAR T-cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor activity, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion (Feucht et al. Nature Medicine. 25, 82–88, 2019). In preclinical studies, we have shown that iPSC-derived TCR-CAR+ CAR T cells targeting CD19:

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

B-cell Lymphoma

We have successfully completed the dose-escalation stage of a multi-center, Phase 1 clinical trial to assess the safety, pharmacokinetics, and activity of FT819 in patients with relapsed / refractory B-cell malignancies (BCM), including B-cell lymphoma (BCL) (NCT04629729). 43 heavily pre-treated patients (B-cell lymphoma, n=25; chronic lymphocytic leukemia, n=12; and acute lymphocytic leukemia, n=6) were treated with conditioning chemotherapy and a single dose of FT819 across five dose levels ranging from 90 million cells to 1 billion cells. The safety and tolerability profile of FT819 was favorable, with no dose-limiting toxicities (DLTs), no events of any grade of immune effector-cell associated neurotoxicity syndrome (ICANS) or GvHD, and low incidence (14%) of only low-grade cytokine release syndrome (CRS). There were no study discontinuations or deaths related to FT819. Clinical responses were observed across all three histologies. In 17 patients with aggressive large BCL, 12 (71%) of whom had previously been treated with autologous CD19-targeted CAR T-cell therapy, the overall response and complete response rates were 47% and 24%, respectively. With the completion of the dose-escalation stage of the Phase 1 study in relapsed / refractory BCM, we elected to focus further clinical development of FT819 exclusively in autoimmunity.

B Cell-mediated Autoimmune Diseases

We believe the clinical and translational data from the Phase 1 study in relapsed / refractory BCM demonstrated proof-of-concept for the treatment of patients with autoimmune diseases, where multiple mechanisms implicated in generating an immune reset in patients with B cell-mediated autoimmune diseases were observed:

•
Blood samples taken from 23 patients treated for relapsed / refractory BCL showed rapid and deep CD19+ B-cell depletion, with sustained suppression of B cells, in the periphery during the initial 30-day period following administration of conditioning chemotherapy and FT819;
•
Patient case studies demonstrating secondary and tertiary tissue trafficking, infiltration, and activity of FT819, with complete elimination of CD19+ cells in tissue;
•
Patient case studies of plasma cell depletion and B-cell reconstitution showing recovery of naïve and immature phenotypes, with little to no recovery of activated memory B cells or plasmablasts; and
•
Patient case studies demonstrating the capacity of FT819 to induce rapid, deep, and sustained B-cell depletion without the use of fludarabine as a conditioning agent.

We are currently conducting a multi-center, Phase 1 clinical trial to evaluate the safety, pharmacokinetics, and anti-B cell activity of FT819 in patients with moderate to severe SLE, including those with active lupus nephritis (LN) or active extrarenal lupus (NCT06308978). The Phase 1 autoimmunity study allows for the administration of conditioning chemotherapy consisting of cyclophosphamide (Cy) and fludarabine (Flu) as well as two alternative, Flu-free conditioning regimens (single-agent Cy or single-agent bendamustine). In February 2024, we were awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the clinical investigation of FT819 for the treatment of moderate to severe SLE.

First Patient Case Study. In April 2024, we announced that the first patient, a 27-year-old African American-Asian woman with refractory disease despite having been treated with multiple standard-of-care therapies, had been treated in the Phase 1 autoimmunity study. The patient presented with active LN and severe disease, which was marked by renal BILAG A (British Isles Lupus Assessment Group) disease activity score based on biopsy, SLEDAI-2K (Systemic Lupus Erythematosus Disease Activity Index) score of 20, FACIT-Fatigue (Functional Assessment of Chronic Illness Therapy-Fatigue) score of 33 (range 0-52, where a score of 52 indicates no fatigue), and PGA (Physician Global Assessment) score of 2.5 (where a score of 3 indicates most severe activity). Following administration of a Flu-free conditioning regimen and a single dose of FT819 at 360 million cells, the patient was discharged from the hospital without notable adverse events (AEs) after a protocol-required three-day stay. Rapid elimination of CD19+ B cells in the periphery was observed following treatment. B-cell recovery occurred by 3-month follow-up, where the B-cell compartment was predominantly comprised of naïve, non-class switched B cells with near-complete elimination of switched memory B cells, indicative of an immune reset. The patient reported that her debilitating fatigue had entirely resolved without further treatment, and treatment with methylprednisolone was discontinued at 3-month follow-up. The patient achieved DORIS (definition of remission in SLE) clinical remission, including with resolution of arthritis and substantial reduction in proteinuria, as of 6-month follow-up. As of a data cutoff date of December 4, 2024, the patient had experienced no Grade ≥3 AEs, no serious adverse events (SAEs), and no events of any grade of CRS, ICANS, or GvHD, and continued on-study in DORIS clinical remission and free of all immunosuppressive therapy.

Additional Treated Patients. In December 2024, we announced that two additional patients, each of whom presented with active LN despite having been treated with multiple standard-of-care therapies, were administered a Flu-free conditioning regimen and a single dose of FT819 at 360 million cells. In both patients, FT819 was detected in the peripheral blood and rapid, deep, and sustained elimination of CD19+ B cells in the periphery was observed during the first month of treatment. As of a data cutoff date of December 4, 2024, both patients remain on-study, and there have been no DLTs and no events of any grade of CRS, ICANS, or GvHD.

Enrollment in the multi-center, Phase 1 study of FT819 for the treatment of moderate-to-severe SLE is currently ongoing. Based on clinical observations from the first three treated patients, we have initiated dose expansion in up to 10 patients at the first dose level of 360 million cells and are also initiating dose escalation at 900 million cells. In addition, we have opened a second study arm for the treatment of moderate-to-severe SLE, which is designed to assess the safety, pharmacokinetics, and anti-B cell activity of a single dose of FT819 as an add-on to maintenance therapy without administration of any conditioning chemotherapy. In December 2024, we announced that the first patient had been treated in this second study arm at a starting cell dose of 360 million cells.

FT825: CAR T-cell Program

FT825 is our first iPSC-derived CAR T-cell product candidate for the treatment of solid tumors being developed in collaboration with Ono Pharmaceutical. The use of autologous CAR T-cell therapies for the treatment of solid tumors has been hampered by tumor-associated antigen heterogeneity, inefficient CAR T-cell trafficking to the tumor, immunosuppression inherent to the tumor microenvironment, and differentiating tumor-associated antigen expression between tumor and normal tissue. To date there are no FDA-approved CAR T-cell therapies for the treatment of solid tumors. FT825 is specifically designed to overcome these challenges in treating solid tumors, and incorporates seven novel synthetic controls of cell function: a 1XX CAR construct inserted directly into the TRAC locus that is armed with a novel human epidermal growth factor receptor 2 (HER2) binding domain designed to preferentially target tumor cells; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance antibody-dependent cellular cytotoxicity (ADCC); a synthetic IL-7/IL-7 receptor fusion (IL-7RF), a potent cytokine complex that is intended to promote T-cell stemness; a synthetic CXCR2 receptor to promote cell trafficking; a synthetic TGFβ receptor to redirect immunosuppressive signals in the tumor microenvironment; the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments; and the complete disruption of TCR expression for the prevention of GvHD.

While HER2-directed therapies, such as trastuzumab (Herceptin) and trastuzumab deruxtecan (Enhertu), are effective in treating HER2-positive cancers, widespread HER2 expression in normal epithelial tissue can lead to significant on-target, off-tumor toxicities. In preclinical studies of FT825 presented at the 2023 Society for Immunotherapy of Cancer (SITC) Annual Meeting, the product candidate’s novel HER2 binding domain exhibited robust, dose-dependent cytolytic activity in vitro against both HER2-high and HER2-low cell lines from multiple tumor types, and showed a highly selective and differentiated targeting profile in vitro against HER2-expressing cancer cell lines versus healthy tissue in comparison to other HER2-directed agents such as trastuzumab (see figure below). We believe the cancer selectivity of the product candidate’s novel HER2 binding domain is attributable to its derivation from a cancer-specific monoclonal antibody H2CasMab-2 (Kaneko et al., 2024), which has been shown to differentially and preferentially recognize both locally misfolded HER2 and p95 truncation variants of HER2. FT825 also exhibited enhanced trafficking and resistance to TGFβ-induced suppression in vitro (see figure below). In addition to its CAR-mediated anti-tumor activity against HER2, co-activation of the product candidate’s hnCD16 Fc receptor through combination with monoclonal antibody therapy showed enhanced anti-tumor activity.

In January 2024, we announced the initiation of enrollment of a multi-center, Phase 1 clinical trial of FT825 for the treatment of advanced solid tumors (NCT06241456) alongside our collaborator Ono Pharmaceutical (see “Our Partnership with Ono Pharmaceutical”). The Phase 1 study is designed to assess the safety, tolerability, and pharmacokinetics, as well as anti-tumor activity by overall response rate, duration of response and disease control rate, of a single dose of FT825 as monotherapy and in combination with monoclonal antibody therapy.

At the 2024 SITC 39th Annual Meeting, we presented initial clinical data from three heavily pre-treated patients, all of whom were previously treated with at least five prior lines of therapy including HER2-targeted therapy. Each patient was administered a conditioning chemotherapy regimen and a single dose of FT825 at the first dose level of 100 million cells. As of a data cutoff date of October 25, 2024, FT825 demonstrated a favorable safety profile with no DLTs and no events of any grade of CRS, ICANS, or GvHD. In addition, at Day 8 following treatment, peak CAR T-cell expansion was observed and phenotyping of FT825 sourced from the patients’ peripheral blood was indicative of an activated state (as evidenced by high levels of Granzyme B expression and maintenance of CAR expression) with no evidence of exhaustion (as evidenced by low levels of PD-1 and TIM3 expression).

Enrollment in the multi-center, Phase 1 study of FT825 for the treatment of advanced solid tumors is currently ongoing at the second dose level of 300 million cells as monotherapy and at the first dose level of 100 million cells in combination with epidermal growth factor receptor (EGFR)-targeted monoclonal antibody therapy.

FT522: CAR NK Cell Program

FT522 is our first iPSC-derived CAR NK cell product candidate that incorporates our novel Alloimmune Defense Receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. While approved autologous CAR T-cell therapies have demonstrated compelling efficacy in treating patients with relapsed / refractory hematologic malignancies, several key challenges limit its adoption and patient reach including the need to co-administer conditioning chemotherapy to patients. Conditioning chemotherapy induces toxicities, necessitates treatment at specialized medical centers with intensive care units, and prevents effective combination with standard-of-care treatment regimens widely used in the community setting. Its use has also been associated with treatment-emergent secondary malignancies, such as myelodysplastic syndrome.

FT522 incorporates a novel synthetic ADR targeting the cell surface receptor 4-1BB (CD137), a member of the tumor necrosis factor receptor superfamily that is upregulated on activated CD4+, CD8+, and regulatory T cells, as well as activated NK cells, of the host immune system. Four additional synthetic controls of cell function incorporated into FT522 include: a proprietary CAR that targets CD19; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance ADCC in combination with a monoclonal antibody; an IL-15/IL-15 receptor fusion (IL-15RF), a potent cytokine complex that is intended to augment NK cell activity; and the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments. These features of FT522 are designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients, enable dual-antigen targeting of antigens expressed on B cells through combination with monoclonal antibody therapy, and extend the functional persistence of FT522.

In preclinical studies, we showed that ADR-armed CAR NK cells selectively targeted and eliminated alloreactive immune cells in an in vitro co-culture assay with allogeneic peripheral blood mononuclear cells (see figure below); targeted and eliminated activated T-regulatory cells, overcoming a major suppressive mechanism associated with poor anti-tumor activity; and were potentiated through 4-1BB engagement, promoting NK cell expansion and persistence. In addition, in a disseminated Nalm6 leukemia model comprised of alloreactive T cells and CD19+ tumor cells resistant to T-cell killing (MHC class 1-null), ADR-armed, CD19-targeted, iPSC-derived CAR NK cells exhibited uncompromised effector function in vivo compared to ADR-null, CD19-targeted, iPSC-derived CAR NK cells, suggesting that ADR-armed NK cells functionally persist, proliferate, and kill tumor cells while resisting rejection by alloreactive T cells. These preclinical data suggest that FT522 has the potential to robustly deplete CD19+ B cells, evade host immune cell rejection, and drive clinical responses without administration of intense conditioning chemotherapy to patients.

B-cell Lymphoma

We are completing a multi-center, Phase 1 clinical trial of FT522 to assess its safety, pharmacokinetics, and activity in patients with relapsed / refractory BCL (NCT05950334). The Phase 1 study includes two regimens: Regimen A, or the “conditioning” arm, which consists of three days of conditioning chemotherapy; one dose of rituximab; and three doses of FT522; and Regimen B, or the “no conditioning” arm, which consists of one dose of rituximab and three doses of FT522 without conditioning chemotherapy. At the 2024 American College of Rheumatology (ACR) Convergence meeting, we presented initial clinical and translational data from the Phase 1 study of FT522 in relapsed / refractory BCL. As of a data cutoff date of November 8, 2024:

•
Regimen A “Conditioning”. At the first dose level of 300 million cells per dose (A-DL1; n=6), all three patients with indolent lymphoma achieved a complete response (CR) and one patient with mantle cell lymphoma achieved a partial response (PR), while two patients with diffuse large B-cell lymphoma (DLBCL) did not respond to treatment (1 stable disease (SD); 1 progressive disease). At the second dose level of 900 million cells per dose (A-DL2; n=3), two of three patients with DLBCL achieved an overall response (1 CR; 1 PR; 1 SD). The potential for FT522 dose-dependent activity was supported by pharmacokinetics (PK), which showed a greater than 20-fold increase in median cumulative PK between the two dose levels (>80,000 copies*day/µgDNA for A-DL2 and <4,000 copies*day/µgDNA for A-DL1).
•
Regimen B “No Conditioning”. At the first dose level of 300 million cells per dose (B-DL1; n=3), live FT522 cells were detected in the patients’ peripheral blood through Day 15 (one week post-infusion of the third dose), demonstrating the ability of FT522 to persist in the presence of an unmatched, fully-intact immune system. Notably, in all three patients, each dose of FT522 maintained functional activity as evidenced by a similar percent reduction in circulating CD19+ B cells in the patients’ peripheral blood with each infused dose. These first-of-kind translational data support the potential of live FT522 cells to functionally persist and deplete pathogenic CD19+ B cells without administration of conditioning chemotherapy to patients.

•
Tolerability. There have been no DLTs, and no events of CRS, ICANS, or GvHD.

Enrollment in the multi-center, Phase 1 study of FT522 for the treatment of relapsed / refractory BCL has been completed in Regimen A at the second dose level of 900 million cells per dose and we are planning to complete enrollment in Regimen B at the second dose level of 900 million cells per dose. We intend to analyze the data from both Regimen A and Regimen B at 900 million cells per dose for safety and activity to assess whether to pursue any further clinical development of FT522.

B Cell-mediated Autoimmune Diseases

In a preclinical in vitro re-challenge assay using peripheral blood mononuclear cells (PBMCs) from unmatched SLE donors, FT522 uniquely drove rapid and deep CD19+ B cell depletion, eliminated alloreactive T cells and maintained functional persistence, indicating that FT522 has the potential to function effectively in the presence of an unmatched host immune system. In addition, in a preclinical in vivo biodistribution study, FT522 showed dose-dependent trafficking, infiltration, and residency in secondary and tertiary tissues without cytokine support at human dose equivalency levels of 250 million cells per dose and 1 billion cells per dose (based on 20 gram mouse and 65 kilogram human allometric conversion).

Recently, the FDA allowed our Investigational New Drug (IND) application to assess the safety, pharmacokinetics, and activity of FT522 across a basket of B cell-mediated autoimmune diseases including anti-neutrophilic cytoplasmic AAV, IMM, SSc, and SLE. The Phase 1 clinical protocol permits treatment of patients with up to four weekly doses of FT522, without administration of conditioning chemotherapy, as an add-on to rituximab induction therapy (Regimen A) and as an add-on to maintenance therapy in combination with rituximab (Regimen B). We are currently evaluating opportunities and timelines for the clinical development of FT522.

Preclinical Programs

FT836 CAR T-cell Program. FT836 is our a multiplexed-engineered CAR T-cell product candidate targeting MHC proteins MICA and MICB. The expression of MICA/B cell-surface proteins is induced by cellular stress or malignant transformation, and is detectable across many types of cancer cells with limited expression on healthy tissue. MICA/B targeting is emerging as a novel cancer-specific strategy to attack a wide range of solid tumors, however, proteolytic cleavage and shedding of MICA/B at the membrane-proximal α3 domain is a common mechanism of tumor escape. FT836 is designed to uniquely target and bind the α3 domain, which has been shown to stabilize MICA/B expression and induce robust cytolytic killing of tumor cells.

The novel suite of synthetic controls incorporated into FT836 is intended to address critical challenges that have limited CAR T-cell safety and efficacy in treating solid tumors including on-target, off-tumor toxicity, effector cell suppression in the tumor microenvironment, tumor heterogeneity, and limited functional persistence. At the 2024 SITC 39th Annual Meeting, we presented preclinical data showing that FT836 exerted potent and durable anti-tumor activity in vivo across a broad array of solid tumors (see figure below). In addition, treatment of tumor cells with chemotherapy or radiation therapy in vitro elicited an increase in MICA/B expression and further enhanced the cytolytic activity of FT836, indicating the potential for combination with standard-of-care regimens used for the treatment of solid tumors.

FT836 is also our first product candidate to incorporate our novel Sword & Shield technology, which utilizes our ADR technology alongside CD58KO, to both target and evade host alloreactive immune cells. In preclinical studies presented at SITC, iPSC-derived Sword & Shield CAR T cells demonstrated functional persistence and durable anti-tumor activity in vivo that was uniquely maintained upon supraphysiological challenge with alloreactive T cells, indicating the potential of Sword & Shield CAR T cells to thrive without administration of conditioning chemotherapy to deplete host immune cells.

In January 2025, we were awarded $4 million from CIRM to support the clinical translation of FT836 for the treatment of multiple solid tumor indications. We plan to submit an IND application to the FDA in 2025 to initiate Phase 1 clinical investigation of FT836 for the treatment of advanced solid tumors.

FT829 CAR T-cell Program. We are applying our iPSC product platform to preclinically develop next-generation CAR T-cell therapies with the potential to target multiple aberrant cell types while evading recognition by alloreactive immune cells. FT829 is our first multi-antigen CAR T-cell product candidate that is designed to express two unique CARs: a first CAR targeting CD19+ B cells, and a second CAR targeting additional disease-causing cells. At the 2024 American Society of Hematology (ASH) Annual Meeting, we demonstrated that iPSC-derived CAR T cells targeting CD19 and the cell surface glycoprotein CD38 specifically eliminated a variety of malignant cell types, including CD19+ lymphoma and CD38+ multiple myeloma cell lines, in several in vitro cytotoxicity assays and in vivo models. In addition, dual CAR T cells showed enhanced elimination of CD19+CD38+ cells in vivo compared to single CAR controls. In a preclinical proof-of-concept study in autoimmunity, using unmatched PBMCs sourced from a patient with SLE, dual CAR T cells showed robust eradication in vitro of aberrant CD19+ B cells, CD38+ plasma cells, and CD38+ activated T cells. We plan to finalize the product configuration, and complete IND-enabling activities, in 2025 to support initial clinical investigation of FT829 for the treatment of autoimmune disease.

Our Partnership with Ono Pharmaceutical

Under a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) entered into in September 2018 and amended in June 2022 and August 2024 (the Ono Agreement), we are conducting research and preclinical development of iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of solid tumors.

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

In November 2022, Ono exercised its option to obtain a license to develop and commercialize Candidate 2 (the Candidate 2 Development Option). We exercised our option (the CDCC Option) to co-develop and co-commercialize Candidate 2 in the United States and Europe. As a result, we received an option exercise payment of $12.5 million. We and Ono are proceeding under a joint development plan for the ongoing development of Candidate 2.

On November 30, 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 have been increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

In August 2024, we entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment and collectively with the 2023 Ono Amendment and 2022 Ono Amendment, the Ono Amendments). Under the 2024 Ono Amendment, the preclinical option period for Candidate 3 has been extended through June 2025 and the aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 have been increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint research plan. We will continue to receive committed funding under the joint research plan from Ono during the preclinical option period. The Candidate 3 Development Option expires upon the earlier of: (a) June 30, 2025 or (b) the achievement of the pre-defined preclinical milestone under the joint research plan for Candidate 3. Subject to payment of an extension fee by Ono, Ono may choose to defer its decision to exercise the Candidate 3 Development Option until no later than June 2026.

Under the terms of the Ono Agreement (as amended by the Ono Amendments), for Candidate 2 and for Candidate 3 (subject to exercise by Ono of its Candidate 3 Development Option), we are eligible to receive additional payments upon the achievement of certain clinical, regulatory and commercial milestones (the Ono Milestones) with respect to each Candidate in an amount up to $843.0 million in aggregate, with the applicable milestone payments for the United States and Europe subject to reduction by 50% if we elect to co-develop and co-commercialize the Candidate in the United States and Europe as described above. In addition, in those territories where Ono has exclusive rights of commercialization, we are eligible to receive tiered royalties (Royalties) ranging from the mid-single digits to the low-double digits based on annual net sales by Ono for each Candidate in such territories, with the Royalties subject to certain reductions.

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

As of February 28, 2025, our intellectual property portfolio is composed of over 450 issued patents and 150 patent applications that we license from academic and research institutions, and over 450 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology and Platform

As of February 28, 2025, we own over 30 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T-cells and NK cells. Our proprietary intellectual property enables highly-efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any U.S. patents issued from these patent applications are expected to have statutory expiration dates ranging from 2031 to 2044.

Additionally, we have licensed from the Whitehead Institute for Biomedical Research a portfolio of four patent families, including issued patents and pending applications broadly applicable to the reprogramming of somatic cells. Our license is exclusive in commercial fields, including for drug discovery and therapeutic purposes. This portfolio covers compositions used in the reprogramming of mammalian somatic cells to a pluripotent state. The earliest filed patent family in the portfolio expired in November 2024, and the remaining issued patents and any U.S. patents that may issue from these pending patent applications are expected to have statutory expiration dates ranging from 2028 to 2029.

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

We also have exclusive rights to four families of patent applications from the University of Minnesota. As of February 28, 2025, this portfolio includes over 75 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically-engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe compositions and methods of enhancing effector cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK and T cells. The portfolio also includes applications describing methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2035 and 2038.

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

Additionally, we have licensed exclusive rights from BCM to intellectual property covering the composition and use of a novel ADR that selectively targets activated T-cells to protect engineered allogeneic cell products expressing the ADR from elimination in the host immune system. Under the license agreement with BCM, we are granted exclusive worldwide rights to use ADR in the field of iPSC-derived cell products, including T-cells and NK cells derived from iPSCs engineered with ADRs. As of February 28, 2025, the portfolio includes three issued patents and 14 pending applications broadly applicable to making and using ADR-expressing effector cells, including T-cells and NK cells differentiated from iPSCs engineered with ADRs. We expect U.S. patents related to this technology to have statutory expiration dates starting in 2039.

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

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 28, 2025, we own 17 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes over 150 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T-cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune diseases and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications will have statutory expiration dates between 2032 and 2044.

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

Manufacturing

Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapies

The manufacture of our off-the-shelf, multiplexed-engineered, iPSC-derived CAR T-cell and CAR NK cell product candidates involves a three-stage process:

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

We currently operate a cGMP-compliant manufacturing facility for the production of our iPSC-derived cell product candidates for use in research, preclinical development, and clinical development. Our manufacturing facility is located in San Diego, California, and is custom designed for the production of off-the-shelf cell product candidates using clonal master iPSC lines as the starting cell source. The state-of-the-art facility has been commissioned and qualified, and we have been issued drug manufacturing licenses for the facility by the State of California, Department of Health Services, Food and Drug Branch. We believe we are positioned to support manufacturing and production of our product candidates for all phases of clinical development as well as initial commercialization.

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

Government Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (the FDCA) and the Public Health Service Act (the PHS Act) and related regulations. Biological products are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export of our products. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, withdrawal of an approval or suspension or revocation of a license, clinical hold, warning or untitled letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. As we have seen in recent years, different laws and regulations on the same topic may not always have the same requirements, and even when requirements overlap, the rules are not always consistently implemented, interpreted, and enforced from jurisdiction to jurisdiction. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

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

One of the performance goals of the FDA under PDUFA is to review 90% of standard BLAs in 10 months of the 60-day filing date and 90% of priority BLAs in six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal data may be extended in certain circumstances, such as by three months if a major amendment is submitted at any time during the review cycle.

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
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At a federal level, President Trump reversed some of President Biden's executive orders including rescinding Executive Order 14087 entitled "Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

For example, the California Consumer Privacy Act (CCPA), created individual privacy rights for California consumers (as defined in the law) and requires compliance with privacy and security obligations for entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The California Privacy Rights Act (CPRA) amended the CCPA and expands consumer privacy rights in California, including by expanding consumers’ rights with respect to certain sensitive personal information and by establishing a state agency vested with the authority to enforce the CCPA. The CPRA also applies to personal information collected about employees, applicants and retirees, as well as that which is collected in a business-to-business capacity. While there is currently an exception in the CCPA for protected health information that is subject to HIPAA, the CCPA may nevertheless impact our business activities. Numerous other U.S. states, including Virginia, Colorado, Connecticut, Utah, and more than a dozen other states, have passed or enacted legislation similar to the CCPA, but contain key differences in the scope, application, and enforcement which may complicate compliance efforts. Moreover, some states have advanced privacy laws focused on protecting consumer health information, such as Washington’s My Health My Data Act, and this remains a rapidly changing legislative and regulatory environment.

In Europe, the EU General Data Protection Regulation (EU GDPR), as well as other national data protection legislation in force in relevant European Economic Area (EEA) Member States, and the UK equivalent of the same (UK GDPR) (collectively referred to as the GDPR in this Annual Report), regulates the collection and processing of personal data in the EEA and the United Kingdom (UK). The GDPR covers any business, regardless of its location, that provides goods or services to individuals in the EU/UK or monitors their behavior in the EEA/UK, and, thus, could incorporate any activities we undertake in EEA/UK. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information,” which includes health and genetic information, obtaining consent of the individuals to whom the personal data relates, having legal bases for processing personal data, providing transparency information to individuals, implementing safeguards to protect the security and confidentiality of personal data, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their data protection rights, reporting personal data breaches to the competent national data protection authority and affected individuals, appointing data protection officers, ensuring certain accountability measures are in place and record keeping. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK, which may deviate slightly from the GDPR, may result in warning letters, mandatory audits and financial penalties, including fines of up to 4% of global revenues, or €20,000,000, (£17.5 million for the UK GDPR), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

In December 2024, the U.S. Department of Justice issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United Stated Government-Related Data by Countries of Concern,” which are expected to become effective in April 2025. These regulations prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong). In the life sciences sector, the regulations prohibit investment agreements, employment agreements, vendor agreements, and other transactions involving human genomic data and biospecimens, except where necessary for specified exempt activities. Tracking and complying with these regulations may require significant time and expense.

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

Cellular immunotherapies for the treatment of cancer and autoimmune diseases have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Several autologous CAR T-cell therapies have been approved by the FDA for the treatment of relapsed / refractory hematologic malignancies including Kymriah (Novartis AG), Yescarta (Kite Pharma), and Breyanzi (Bristol-Myers Squibb Company) for aggressive large B-cell lymphoma (LBCL) and Abecma (Bristol-Myers Squibb Company) and Carvykti (Janssen Biotech) for multiple myeloma.

We are developing our iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of cancer and autoimmune diseases. While we believe our proprietary iPSC product platform and our off-the-shelf, multiplexed-engineered, iPSC-derived cell product candidates are highly differentiated, a number of clinical-stage companies are currently focused on the development of cellular immunotherapies for the treatment of cancer and autoimmune diseases. These competitive companies include, among others, Allogene Therapeutics, Inc., Arcellx, Inc., Artiva Biotherapeutics, Inc., AstraZeneca plc, Autolus Therapeutics plc, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., CARGO Therapeutics, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Cellectis SA, Century Therapeutics, Inc., CRISPR Therapeutics AG, ImmunityBio, Inc., Janssen Biotech (Johnson & Johnson), Kyverna Therapeutics, Inc., Legend Biotech Corporation, Lyell Immunopharma, Inc., Kite Pharma (Gilead Sciences, Inc.), Nkarta, Inc., Novartis AG, Sana Biotechnology, Inc. and Takeda Pharmaceutical Company Limited. Preclinical-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. As of December 31, 2024, we employed 181 employees, all of whom are full-time employees, including 54 in research and development, 93 in clinical development, manufacturing and regulatory affairs and 34 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe that our relationship with our employees is good, and we provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management.

Inclusion and Belonging

We believe that an equitable, diverse, and inclusive workforce is a necessary foundation for innovation and dedication of our employees. Accordingly, we strive to promote inclusion and equal opportunity across the organization. We are committed to actively seeking out highly qualified women and minority candidates, as well as candidates with diverse backgrounds, skills and experiences. As of December 31, 2024, women made up 56% of our workforce and represented 54% of leadership positions at the director-level and above.

In addition, as of December 31, 2024, ethnic or racial minorities made up 56% of all of our employees, with 32% Asian, 13% Hispanic, 6% Black, 1% Native Hawaiian or other Pacific Islander, 1% American Indian or Native Alaskan, and 3% of two or more races. Ethnic or racial minorities made up 46% of our director-level and above employees, with 38% Asian, 3% Hispanic, 3% Black, and 3% of two or more races. The age breakdown of our employee workforce consisted of 48% of employees between the ages of 23 – 39 years old, 46% of employees between the ages of 40 – 54 years old, and 6% of employees 55 and older.

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

Environmental Sustainability

We recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. Our headquarters located in San Diego, California was designed to be energy efficient through the use of LED lighting, energy efficient air handling units, a fully integrated building management system, and other tools. Our facilities are also outfitted with smart building solutions, such as occupancy sensors and air conditioning units reducing airflow based on occupancy. Water-saving bathroom faucets and toilets are installed throughout the building to help reduce water consumption. We recently implemented a lab recycling program diverting 50% of lab generated waste from landfills and designed to lower our environmental footprint. The exterior of our building is made up of draught tolerant landscaping to reduce the volume of water needed to maintain plant life around the building. Employees are also provided free access to electric vehicle charging stations. Our commitment to environmental sustainability is ongoing and we continue to be mindful of how we can minimize our environmental footprint as a company.

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
•
delays in filing an Investigational New Drug (IND) application or IND amendment with the FDA to initiate or amend clinical trials of our current product candidates and any other product candidates that we may identify;
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
•
the availability of time and resources at the limited number of institutions at which our clinical trials are or will be conducted, including any constraints on resources, or policies and procedures implemented, at hospitals and clinical trial sites as a result of any natural disaster or public health crisis;
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

We may rely on orphan drug exclusivity for product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. However, we may be unable to obtain orphan drug designations for any of our product candidates that we are currently developing or may pursue. Even if we do obtain orphan drug designations and are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these time-frames. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information, please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements.”

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

As of December 31, 2024, our cash, cash equivalents, and investments were $306.7 million. We intend to use our cash, cash equivalents, investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2024, we had an accumulated deficit of $1.4 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

In addition, the clinical development of our product candidates depends on the availability of certain materials and agents used in our clinical trials. For example, we intend to develop certain of our product candidates as a combination therapy with other cancer therapies, such as monoclonal antibodies, requiring availability and use of these monoclonal antibodies in certain of our clinical trial protocols. Additionally, in October 2024, the FDA reported a shortage of certain intravenous solutions which are required for the conduct of our clinical trials. We cannot predict the extent and duration of this shortage of these intravenous solutions, although any failure or delays by us or by our clinical sites to obtain sufficient quantities of materials and agents required under our protocols, or other components and agents necessary for the conduct of our clinical trials, may delay our ability to enroll and treat patients in, or complete, our current or future clinical trials of our product candidates on time, if at all.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer and autoimmune diseases, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information, please see “Business—Government Regulation—Coverage and Reimbursement.”

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

We are highly dependent upon the efforts of our senior management team and other key personnel. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our preclinical studies and clinical trials or the commercialization of our product candidates. Although we have executed offer letters with each member of our senior management team, these agreements are terminable at will without notice and, therefore, we may not be able to retain their services as expected. Our former Chief Financial Officer resigned in June 2024. Our former Chief Executive Officer (CEO) retired on December 31, 2024, transitioning to an advisory role, and our former President of Research and Development assumed the role of CEO effective January 1, 2025. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we misclassify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens; changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock unit (RSU) awards that vest over time. The value to employees of stock options and RSU awards that vest over time has been significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. A significant number of our employee options remain underwater and may not provide the intended incentive for employees to remain at our company.

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

We and our partners and vendors may be subject to various federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators, including the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) and privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the Federal Trade Commission Act. In addition, certain of the materials we use as starting material in our iPSC-derived product candidates are derived from human sources, which potentially contain sensitive identifiable personal information regarding the donor. In addition, in conducting our clinical trials, we may maintain sensitive identifiable personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our clinical trials. As such, we may become subject to further obligations under HIPAA. Our collection of personal information generally (e.g., of employees currently and/or of patients in the future) may subject us to state data privacy laws governing the processing of personal information and requiring notification of affected individuals and state regulators in the event of a breach of such personal information. These state laws include the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the CCPA), which establishes data privacy rights for residents of the State of California, with corresponding obligations on businesses related to transparency, deletion rights, and opt-out of the selling or sharing of personal information, and grants a private right of action for individuals in the event of certain security breaches. Similar laws relating to data privacy and security have passed in numerous other states, which may have potentially conflicting requirements that would make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. Moreover, some states have advanced privacy laws focused on protecting consumer health information, such as Washington’s My Health My Data Act, and this remains a rapidly changing legislative and regulatory environment.

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

In December 2024, the U.S. Department of Justice issued regulations implementing Executive Order (“EO”) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United Stated Government-Related Data by Countries of Concern,” which are expected to become effective in April 2025. These regulations prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong). In the life sciences sector, the regulations prohibit investment agreements, employment agreements, vendor agreements, and other transactions involving human genomic data and biospecimens, except where necessary for specified exempt activities. Tracking and complying with these regulations may require significant time and expense.

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

The increasing use of artificial intelligence-based software (including machine learning) may result in reputational harm or liability or could otherwise adversely affect our business.

The use of artificial intelligence-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that artificial intelligence (AI) applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and reputational harm. Furthermore, use of AI-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property rights.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act (“AI Act”) imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. Likewise, in the United States, several states, including Colorado and California, passed laws to regulate various uses of AI, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Like other companies in our industry, we, and our third party vendors, have from time to time experienced, and will continue to experience in the future, cyberattacks on our information technology systems, including malware and computer virus attacks, despite our best efforts to prevent them. Although such incidents have been immaterial to our business to date, investigations into and remedial efforts in connection with any security incidents, even those with immaterial impact, can be costly and time-consuming, and any future incidents could be material, or cause significant disruption, to our business. Our technologies, systems, networks, or other proprietary information, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or data breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for research and development, the manufacture and supply of drug product and drug substance and to conduct clinical trials. We depend on these third parties to implement adequate controls and safeguards to protect against and report cybersecurity incidents. If they fail to do so, we may suffer financial and other harm, including to our information, operations, performance, and reputation. To the extent that any cybersecurity incident or data breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we may have an obligation to provide legal notifications and disclosures, and we could incur liability and the further development and commercialization of our product candidates could be delayed.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cybersecurity threats, both on premises and in the cloud, are evolving and could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. Such threats include, but are not limited to: malicious software, destructive malware, ransomware attacks, denial-of-service attacks, business email compromises, viruses, wrongful intrusions, social engineering (including phishing attacks), attempts to gain unauthorized access to systems or data, data breaches, the unauthorized release of confidential, personal or otherwise protected information, data corruption, the breakdown or damage or interruption of networks or systems from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and harm to individuals. In addition, we could be impacted by cybersecurity threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, cyber criminals, hacktivists, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

Certain data breaches must also be reported to affected individuals and various government and/or regulatory agencies, and in some cases to the media, under provisions of HIPAA, as amended by HITECH, other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Inadequate funding for the FDA, the Securities Exchange Commission (SEC), the National Institutes of Health (NIH) and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire, retain or deploy personnel, and substantial leadership, personnel, and policy changes or otherwise, could prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result of these factors. Disruptions at the FDA and other agencies, including substantial leadership, personnel and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

These and other market and industry factors, including the effects of any future public health crises or other public health concerns, wars or other armed conflicts, changes in the regulatory landscape and governmental agency personnel in the United States or similar events resulting from the change in the U.S. presidential administration, and global economic conditions, may cause the market price and demand for our common stock to fluctuate substantially regardless of our actual operating performance, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

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

As of February 25, 2025, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 42.9% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 46.7%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business. Issuances of common stock or rights to purchase common stock under our equity incentive plans could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2022 Stock Option and Incentive Plan (as amended and restated, the “2022 Plan”) we are authorized to grant stock options and other equity-based awards to our employees, officers, directors and consultants. The 2022 Plan authorizes the issuance of up to 17.5 million shares. We also make equity grants to new employees joining our company pursuant to an inducement plan, and our board of directors may elect to increase the number of shares available for future grants under the inducement plan without stockholder approval. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the 2022 Plan, if our stockholders approve of any such future increase, our stockholders may experience additional dilution, and our stock price may fall.

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

A sustained decline in our stock price may result in an impairment indication which could have an adverse impact on our results of operations.

Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to indicators of impairment in the period that the change becomes known. For example, as of December 31, 2024, we identified an indicator of impairment of our long-lived assets due to a sustained decline in the trading price of our common stock over the preceding year, resulting in the our market capitalization being below its net asset value. As a result of the fair value analysis, we recorded a $13.4 million impairment charge against property and equipment and a $1.3 million impairment charge against the right-of-use asset in the statement of operations during the year ended December 31, 2024.

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

As of December 31, 2024, we had federal and state net operating loss carryforwards of $689.2 million and $644.2 million, respectively, some of which begin to expire in various amounts in 2027 and 2028, respectively. As of December 31, 2024, we also had federal and California research and development tax credit carryforwards of $45.6 million and $37.8 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2024. We have not analyzed periods subsequent to December 2024. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2024, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

General Risk Factors

We are and could be further subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and two derivative actions were filed in the same court in June 2023 and June 2024, respectively (see “Item 3. Legal Proceedings” for a more detailed description of this matter). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We intend to expand our clinical operations to countries other than the U.S., and are developing products for regulatory approval and sale in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may conduct clinical trials, develop, or sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Increasing scrutiny and changing expectations from governments and third-parties relating to environmental, social and governance (ESG) policies and practices may cause us to incur additional costs, expose us to additional risks or impact our reputation.

In recent years, there has been increasing public focus and scrutiny from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to ESG factors. In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards and frameworks. Topics taken into account in such assessments include, among others, our efforts and impacts with respect to climate change and the role of our board of directors in supervising various sustainability issues.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in the Company facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

There are ongoing and emerging geopolitical tensions, including wars and other armed conflicts, and although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. Global conflicts, including Russia’s invasion of Ukraine, conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Economic sanctions imposed by the United States, Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials and supply chain, the financial markets and the global economy.

We continue to monitor any adverse impact that the outbreak of war and the subsequent institution of sanctions by the United States and other countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and third parties with whom we conduct business.

We or the third parties upon whom we depend may be adversely affected by earthquakes, wildfires, power outages, or other natural disasters, including public health crises, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our facilities are located in San Diego, California, which is a seismically active region, and has also historically been subject to wildfires and electrical blackouts. Earthquakes, wildfires, power outages, or other natural disasters (including due to the effects of climate change or any public health crises) could severely disrupt our operations, or the operations of third parties upon whom we depend, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, clinical supplies of our NK and T-cell therapeutic product candidates, as well as the working and master cell banks from which these product candidates are manufactured, are maintained in freezers at our manufacturing facility and at third-party biorepositories. If these materials are damaged at our facility or at the facilities of our third-party repositories, including as a result of a power outage or natural disaster, clinical supply of our product candidates may be impacted and our clinical trials may be delayed. Further, any measures taken by governmental authorities or businesses in response to any public health crisis, such as quarantines, stay-at-home orders or travel restrictions, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we and our third-party biorepositories have in place currently may be limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of a public health crisis or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans which could have a material adverse effect on our business. Any insurance we maintain against such risks may not be adequate to cover losses in any particular case.

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

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factors entitled “Our business could be negatively affected by cyberattacks or a deficiency in our cybersecurity system and infrastructure” and “Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches” in Item 1A- Risk Factors.

Governance Related To Cybersecurity Risks

Our cybersecurity process is overseen by our Information Technology department, which is managed by our Head of IT. The Head of IT role is currently held by an individual who has approximately two decades of professional IT management experience. In addition, our Security Leadership Team (SLT), which is comprised of the Head of IT as well as leaders from our operations, finance, and legal departments, is responsible for documenting, reviewing, and assessing our cybersecurity processes, monitoring for cybersecurity incidents, and periodically reporting on cybersecurity risks and risk management to a committee of our executive team (Executive Committee). The Executive Committee, which is led by our Chief Executive Officer, undertakes reviews of our cybersecurity program and assesses any security incident updates from the SLT on a quarterly basis.

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

ITEM 2. Properties

Facilities

As of December 31, 2024, we occupied approximately 200,000 square feet of office, laboratory and Good Manufacturing Practice (GMP) manufacturing space at our corporate headquarters in San Diego, California under a non-cancelable operating lease through May 2036. We believe that this facility is adequate for our current needs. In addition, we have additional operating leases for office and laboratory space in San Diego, California.

ITEM 3. Legal Proceedings

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

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted our motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. We filed a motion to dismiss the second amended complaint on November 18, 2024, and briefing on the motion was completed on January 21, 2025. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action). On December 3, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on our motion to dismiss the second amended complaint in the Securities Action. The court’s ruling on the motion is pending. The Derivative Action names members of our board of directors and certain officers as defendants. The Company is also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. We intend to vigorously defend against the Derivative Action.

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

Holders of Common Stock

As of February 25, 2025, there were approximately 17 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2024.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of programmed cellular immunotherapies to patients.

To create better cell therapies, we have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our cell therapy product candidates. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe our proprietary clonal master iPSC lines can be used to mass produce multiplexed-engineered. cellular immunotherapies which have off-the-shelf availability, can be combined and administered alone or with standard-of-care therapies, and enable significant patient reach.

Utilizing our proprietary iPSC product platform, we are developing off-the-shelf, multiplexed-engineered T-cell and natural killer (NK) cell product candidates which are selectively designed, incorporate novel synthetic controls of cell function, and intended to deliver multiple therapeutic mechanisms to patients. We have a pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted T-cell and NK cell product candidates currently under development. In addition, we have entered into research collaborations and license agreements with academic institutions to support the development of our iPSC product platform and our off-the-shelf product candidates.

We have also entered into collaborations with pharmaceutical companies to research, develop and commercialize off-the-shelf, multiplexed-engineered, iPSC-derived CAR T-cell CAR NK cell product candidates for the treatment of cancer. In September 2018, we entered into a collaboration and option agreement (Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono), under which we are currently researching and developing iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of solid tumors. In April 2020, we entered into a collaboration and option agreement (Janssen Agreement) with Janssen Biotech, Inc. (Janssen), part of the Janssen Pharmaceutical Companies of Johnson & Johnson, for the research, development and commercialization of iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of cancer. On January 3, 2023, we received notice of termination of the Janssen Agreement from Janssen, which took effect on April 3, 2023.

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
•
conduct Good Manufacturing Practice (GMP) production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and Investigational New Drug (IND) application-enabling preclinical development;
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

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, we achieved a $5.0 million clinical development milestone for Candidate 2. We determined that we had completed our performance obligation with respect to such milestone during the year ended December 31, 2024 and accordingly, recognized such amount as revenue during the period.

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

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) under ASC 808. We concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and preclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. The initial transaction price under the Ono Arrangement was determined to be $48.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million, the aggregate estimated research and preclinical development fees of $38.0 million. We also concluded that the Candidate 2 milestone fee of $10.0 million for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a research license to certain of our intellectual property subject to certain conditions, our conduct of research and preclinical development services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research and preclinical development services are performed.

During the years ended December 31, 2024 and 2023, we recognized $13.6 million and $11.2 million, respectively, of collaboration revenue under the Ono Arrangement. During the years ended December 31, 2024 and 2023, we recognized $5.1 million and $8.0 million, respectively, of contra-research and development expense under the Ono Arrangement. As of December 31, 2024, aggregate deferred revenue related to the Ono Agreement, Ono Letter Agreement, and Ono Amendments was $0.4 million.

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

During the year ended December 31, 2023, we recognized $52.3 million of collaboration revenue under the Janssen Agreement, of which $41.2 million was deferred as of December 31, 2022.

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and wars and other armed conflicts, such as the ongoing wars between Russia and Ukraine and in the Middle East, on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Other Income

Other income consists of proceeds from a settlement agreement and changes in the fair value of stock price appreciation milestones associated with the Amended and Restated Exclusive License Agreement dated May 15, 2018 (Amended MSKCC License) with MSKCC, interest income earned on cash, cash equivalents, and investments (including the amortization of discounts and premiums).

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. During the year ended December 31, 2024, we received two disbursements under the award in the aggregate amount of $5.1 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of December 31, 2024, the entire balance is classified as non-current as we do not expect any amount to be payable within the next 12 months.

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

Employee Retention Credit

The Coronavirus Aid, Relief and Economic Security (CARES) Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. In connection with the CARES Act, we adopted a policy to recognize an ERC when it is reasonably assumed we will comply with the conditions and the grant will be received and include in other income in the statement of operations. The Company received a cash payment and recorded $5.1 million of other income during the year ended December 31, 2023. No such amount was received or recognized as other income during the year ended December 31, 2024.

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

Stock Price Appreciation Milestones

We estimate the fair value of the stock price appreciation milestones under the Amended MSKCC License using a Monte Carlo simulation model, which relies on our current stock price at the end of each quarter as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. We account for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the assessment of achieving a specified clinical milestone, the expected volatility of our common stock, the risk-free interest rate and the estimated term, which is based in part on the last valid patent claim date. We achieved the specified clinical milestone in July 2021 and met the first milestone during fiscal 2021. Accordingly, we remitted a payment to MSKCC of $20.0 million during the year ended December 31, 2021. We remeasure the fair value of the remaining stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating income or expense.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The long-lived asset evaluation is performed at the asset group level (i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities). Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. During 2024, we identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in our market capitalization being below our net asset value. Although there have been no changes in the intended use of our long-lived assets. We utilized observed market lease rates for comparable properties to estimate the fair value of the right-of-use asset and leasehold improvements. We utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of our property and equipment. As a result of the fair value analysis, we recorded a $13.4 million impairment charge against property and equipment and a $1.3 million impairment charge against the right-of-use asset in the statement of operations during the year ended December 31, 2024. No impairment was recorded during the year ended December 31, 2023.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Increase/
	2024	2023	(Decrease)
	(in thousands)
Collaboration revenue	$13,631	$63,533	$(49,902)
Research and development expenses	135,001	172,596	(37,595)
General and administrative expenses	74,169	81,448	(7,279)
Impairment loss	14,737	—	14,737
Total other income	24,014	29,583	(5,569)

Revenue. During the year ended December 31, 2024, we recognized revenue of $13.6 million under our collaboration agreement with Ono. During the year ended December 31, 2023, we recognized revenue of $63.5 million under our collaboration agreements with Janssen and Ono. The decrease in revenue was attributable to the termination of our collaboration with Janssen in April 2023. The following table summarizes the revenue recognized with respect to each collaboration partner for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Janssen Biotech, Inc.	$—	$52,312
Ono Pharmaceutical Co., Ltd.	13,631	11,221
Total collaboration revenue	$13,631	$63,533

Research and development expenses. Research and development expenses were $135.0 million for the year ended December 31, 2024, compared to $172.6 million for the year ended December 31, 2023. The decrease in research and development expenses was attributable primarily to the following:

•
$18.8 million decrease in third-party professional consultant and clinical trial related expense;
•
$16.1 million decrease in employee compensation and benefits expense, partially offset by a $1.7 million increase in employee-stock based compensation expense; and
•
$6.2 million decrease in sublicense consideration owed to existing licensors.

General and administrative expenses. General and administrative expenses were $74.2 million for the year ended December 31, 2024, compared to $81.4 million for the year ended December 31, 2023. The decrease in general and administrative expenses was attributable primarily to the following:

•
$7.3 million decrease in employee compensation and benefits expense, which includes a $3.6 million decrease in employee stock-based compensation expense;
•
$1.7 million decrease in third-party professional consultant expense; and
•
$4.7 million increase in patent and legal expense.

Other income. Other income was $24.0 million and $29.6 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we recorded proceeds from a settlement agreement, and $0.8 million in other income attributable to the decrease in fair value of the stock price appreciation milestone under the Amended MSKCC License. Other income for the year ended December 31, 2024 also consisted of $17.3 million interest income earned on cash, cash equivalents, and investments (including the amortization of discounts and premiums). During the year ended December 31, 2023, we recorded $4.0 million in income attributable to the CIRM Award, $5.1 million in income attributable to the ERC, and $2.5 million in other income attributable to the decrease in fair value of the stock price appreciation milestone under the Amended MSKCC License. Other income for the year ended December 31, 2023 also consisted of $17.2 million of interest income earned on cash, cash equivalents, and investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2024, we had an accumulated deficit of $1.4 billion and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2024	2023
	(in thousands)
Net cash used in operating activities	$(122,874)	$(132,263)
Net cash provided by investing activities	12,218	112,665
Net cash provided by financing activities	99,892	85
Net decrease in cash, cash equivalents and restricted cash	$(10,764)	$(19,513)

Operating Activities

The net cash used in operating activities was $122.9 million for the year ended December 31, 2024 and primarily consisted of a net loss of $186.3 million adjusted for non-cash items including stock-based compensation of $41.5 million and depreciation and amortization of $19.0 million. Operating cash inflows were primarily from cash receipts under the Ono Arrangement - see section Agreement with Ono Pharmaceutical Co., Ltd. above and Note 2 of the consolidated financial statements for additional detail.

The net cash used in operating activities was $132.3 million for the year ended December 31, 2023 and primarily consisted of a net loss of $160.9 million adjusted for non-cash items including stock based compensation of $43.5 million, $41.5 million change in deferred revenue, and depreciation and amortization of $18.3 million. During the year ended December 31, 2023, we experienced a termination of the Janssen agreement, restructuring activities and discontinuation of programs implemented in January 2023.

Investing Activities

During the years ended December 31, 2024 and 2023, investing activities provided cash of $12.2 million and $112.7 million, respectively. During the year ended December 31, 2024, we purchased $317.8 million of investments, which were partially offset by

$330.7 million in maturities of investments. During the year ended December 31, 2023, we purchased $358.8 million of investments, which were partially offset by $477.6 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $99.9 million for the year ended December 31, 2024, which primarily consisted of (i) the issuance of 14,545,454 shares of common stock at a purchase price of $5.50 per share in an underwritten public offering of common stock in March 2024, (ii) the issuance of pre-funded warrants to purchase an aggregate of 3,636,364 shares of common stock at a purchase price of $5.499 per pre-funded warrant, which represents the offering price per share of common stock in the underwritten public offering less the $0.001 exercise price per share of each pre-funded warrant, in a private placement concurrent with the underwritten public offering in March 2024, and (iii) the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

Financing activities provided cash of $0.1 million for the year ended December 31, 2023, which consisted of $0.1 million received from the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

From our inception through December 31, 2024, we have funded our consolidated operations primarily through the public and private sale of common stock and pre-funded warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2024, we had aggregate cash, cash equivalents, and investments of $306.7 million.

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

In March 2024, we entered into an underwriting agreement with BofA Securities, Inc., Jefferies, and Leerink Partners LLC with respect to an underwritten public offering, under which we sold 14,545,454 shares of our common stock at a purchase price of $5.50 per share pursuant to the shelf registration statement. To date, we have not sold any securities pursuant to the sales agreement with Jefferies and are eligible to issue an aggregate of approximately $220.0 million under the shelf registration statement (including the $100.0 million issuable pursuant to the sales agreement with Jefferies).

In March 2024, concurrent with the underwritten public offering, we entered into a securities purchase agreement with a fund affiliated with Redmile Group, LLC under which we sold pre-funded warrants to purchase up to 3,636,364 shares of our common stock, at a purchase price of $5.499 per pre-funded warrant, in a private placement exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the Securities Act). Pursuant to the terms of the purchase agreement, we agreed to register for resale the shares of common stock issuable upon the exercise of the pre-funded warrants (Warrant Shares). On April 18, 2024, we filed a resale registration statement on Form S-3 (File No. 333-278792), registering the Warrant Shares. The resale registration statement on Form S-3 was declared effective on April 29, 2024.

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

Our forecast of the period of time through which our existing cash, cash equivalents, and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including the ongoing wars between Russia and Ukraine and in the Middle East, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2024 are $133.7 million.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the account or disclosure to which they relate.

Accrued research and development expenses – clinical trials
Description of the Matter

The Company recorded research and development expenses of $135.0 million for the year ended December 31, 2024. Research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations, investigative sites and sponsored research organizations that conduct certain research and development activities on the Company’s behalf for clinical trials.

Auditing the Company’s research and development expenses and related accruals was challenging due to the complex nature of evaluating the completeness and accuracy of the expenses and accruals. Research and development expenses are recognized as the services are being performed by the vendors, which requires management to accurately reflect the cost of services performed by vendors, such as patient enrollment and treatment at several investigative sites.

How We Addressed the Matter in Our Audit

To test the clinical trial expenses and related accruals, our audit procedures included, among others, confirming with a sample of vendors the progress of activities under research and development contracts at period end, testing a sample of invoices from vendors providing clinical services, testing a sample of cash disbursements after period end to assess the completeness of the expense recognition, and testing a sample of research and development expenses recorded during the period and evaluating the timing and amount of the expense recognition.

Impairment of long-lived assets
Description of the Matter

As discussed in Note 1 of the consolidated financial statements, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such review indicates that the carrying amount of the long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value. During the year ended December 31, 2024, the Company recorded an impairment of $14.7 million, consisting of $1.3 million related to right-of-use assets and $13.4 million related to property and equipment.

Auditing the valuation of the Company’s impairment of its long-lived assets was complex and required a high degree of auditor judgment when performing procedures due to the significant estimation uncertainty in determining the fair value of its property and equipment. Management used observed market lease rates for comparable properties to perform the impairment test for its leasehold improvements and the right-of-use lease assets. To establish an estimate of fair value of the remaining property and equipment, primarily consisting of scientific equipment, management utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of assets in secondary markets.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, evaluating the methodology and valuation models used and testing the key inputs and significant assumptions made by management. We evaluated the significant assumptions used by management related to the valuation of the leasehold improvements and right-of-use lease assets by obtaining observable lease rates for comparable properties and recalculating the impairment charge. We evaluated the significant assumptions for the valuation of other property and equipment by testing a sample of observable market data and comparable executed transactions and listings for scientific equipment.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 2009.

San Diego, California

March 5, 2025

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$36,056	$41,870
Accounts receivable	3,539	1,826
Short-term investments	243,012	273,305
Prepaid expenses and other current assets	9,302	14,539
Total current assets	291,909	331,540
Long-term investments	27,657	980
Property and equipment, net	64,384	96,836
Operating lease right-of-use assets	46,508	61,675
Restricted cash	10,227	15,177
Other assets	9	9
Total assets	$440,694	$506,217

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,365	$4,719
Accrued expenses	21,348	27,514
Deferred revenue	393	685
Operating lease liabilities, current portion	7,416	6,176
Total current liabilities	38,522	39,094
CIRM award liability	5,070	—
Operating lease liabilities, net of current portion	77,849	97,360
Stock price appreciation milestones	527	1,346
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding—2,755,086 at December 31, 2024 and 2,761,108 at December 31, 2023	3	3
Common stock, $0.001 par value; authorized shares—250,000,000; issued and outstanding— 113,928,279 at December 31, 2024 and 98,627,076 at December 31, 2023	114	99
Additional paid-in capital	1,716,335	1,580,032
Accumulated other comprehensive income	268	15
Accumulated deficit	(1,397,994)	(1,211,732)
Total stockholders’ equity	318,726	368,417
Total liabilities and stockholders’ equity	$440,694	$506,217

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023
Collaboration revenue	$13,631	$63,533
Operating expenses:
Research and development	135,001	172,596
General and administrative	74,169	81,448
Impairment loss	14,737	—
Total operating expenses	223,907	254,044
Loss from operations	(210,276)	(190,511)
Other income:
Interest income	17,288	17,186
Change in fair value of stock price appreciation milestones	819	2,515
Other income	5,907	9,882
Total other income	24,014	29,583
Net loss	$(186,262)	$(160,928)
Other comprehensive gain:
Unrealized gain on available-for-sale securities, net	253	1,869
Comprehensive loss	$(186,009)	$(159,059)
Net loss per common share, basic and diluted	$(1.64)	$(1.64)
Weighted–average common shares used to compute basic and diluted net loss per share	113,685,177	98,411,162

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock			Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares		Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	2,794,549		$3	97,294,917	$97	$1,536,497	$(1,854)	$(1,050,804)	$483,939
Exercise of stock options, net of issuance costs	—		—	93,787	—	76	—	—	76
Issuance of common stock upon vesting of restricted stock units	—		—	1,071,167	1	—	—	—	1
Conversion of preferred shares to common stock	(33,441)		—	167,205	1	—	—	—	1
Stock–based compensation	—		—	—	—	43,459	—	—	43,459
Unrealized gain on investments, net	—		—	—	—	—	1,869	—	1,869
Net loss	—		—	—	—	—	—	(160,928)	(160,928)
Balance at December 31, 2023	2,761,108		3	98,627,076	99	1,580,032	15	(1,211,732)	368,417
Exercise of stock options, net of issuance costs	—	—	—	45,438	—	295	—	—	295
Issuance of common stock upon vesting of restricted stock units	—		—	680,201	—	—	—	—	—
Conversion of preferred shares to common stock	(6,022)		—	30,110	—	—	—	—	—
Stock–based compensation	—		—	—	—	41,496	—	—	41,496
Public offering of common stock and issuance of pre-funded warrants, net of offering costs	—		—	14,545,454	15	74,516	—	—	74,531
Private placement of pre-funded warrants	—		—	—	—	19,996	—	—	19,996
Unrealized gain on investments, net	—		—	—	—	—	253	—	253
Net loss	—		—	—	—	—	—	(186,262)	(186,262)
Balance at December 31, 2024	2,755,086		$3	113,928,279	$114	$1,716,335	$268	$(1,397,994)	$318,726

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023
Operating activities:
Net loss	$(186,262)	$(160,928)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,962	18,282
Stock–based compensation	41,496	43,459
Accretion and amortization of premiums and discounts on investments, net	(9,080)	(11,398)
Amortization of collaboration contract costs	—	7,196
Deferred revenue	(892)	(41,541)
Change in fair value of stock price appreciation milestones	(819)	(2,515)
Impairment of long-lived assets	14,737	—
Loss on disposal of property and equipment	942	—
Grant income from FT516 CIRM award	—	(4,000)
Changes in assets and liabilities:
Accounts receivable	(1,113)	36,654
Prepaid expenses and other assets	5,237	12,876
Accounts payable and accrued expenses	(1,661)	(28,940)
Right-of-use assets and lease liabilities, net	(4,421)	(1,408)
Net cash used in operating activities	(122,874)	(132,263)
Investing activities
Purchases of property and equipment	(730)	(6,153)
Purchases of investments	(317,750)	(358,810)
Maturities of investments	330,698	477,628
Net cash provided by investing activities	12,218	112,665
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	295	85
Proceeds from public offering of common stock, net of issuance costs	74,531	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	19,996	—
Proceeds from FT819 CIRM award	5,070	—
Net cash provided by financing activities	99,892	85
Net change in cash, cash equivalents and restricted cash	(10,764)	(19,513)
Cash, cash equivalents and restricted cash at beginning of the year	57,047	76,560
Cash, cash equivalents and restricted cash at end of the year	$46,283	$57,047
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$140	$—

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to bringing off-the-shelf, multiplexed-engineered, iPSC-derived cellular immunotherapies to patients.

As of December 31, 2024, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic products. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Cash and cash equivalents	$36,056	$41,870
Restricted cash	10,227	15,177
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$46,283	$57,047

For the years ended December 31, 2024 and 2023, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $10.2 million and $15.2 million, respectively, associated with the Company’s facilities leases.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a significant concentration of credit risk, consist primarily of cash, cash equivalents, and investments. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits and investments are held.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The long-lived asset evaluation is performed at the asset group level (i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities). Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. During 2024, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. The Company utilized observed market lease rates for comparable properties to estimate the fair value of the right-of-use asset and leasehold improvements. The Company utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of the property and equipment. As a result of its fair value analysis, the Company recorded a $13.4 million impairment charge on its property and equipment and a $1.3 million impairment charge on its right-of-use asset in the statement of operations during the year ended December 31, 2024. No impairment was recorded during the year ended December 31, 2023.

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

Employee Retention Credit

The CARES Act provides an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualifies for the tax credit under the CARES Act and expects to continue to receive additional tax credits under the additional relief provisions for qualified wages through December 31, 2021. In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when received and include in other income in the statement of operations. The Company received a cash payment and recorded $5.1 million of other income during the year ended December 31, 2023. No such amount was received or recorded during the year ended December 31, 2024.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non‑owner sources. Other comprehensive loss includes unrealized gains and losses on available-for-sale securities.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. The Pre-Funded Warrants associated with the January 2021 public equity offering and the private placement concurrent with the March 2024 public equity offering (see Note 9) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents comprise convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Basic and diluted net loss per share attributable to stockholders for the years ended December 31, 2024 and 2023 are calculated as follows (in thousands, except share and per share data):

	For the Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(186,262)	$(160,928)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	110,596,272	98,153,852
Weighted-average pre-funded warrants	3,088,905	257,310
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	113,685,177	98,411,162
Net loss per share, basic and diluted
Basic and diluted	$(1.64)	$(1.64)

Potentially dilutive securities that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2024	2023
Common stock options	10,722,674	9,850,841
Restricted stock units	6,214,064	3,065,087
Series A convertible preferred stock (if converted)	13,775,430	13,805,540
Total	30,712,168	26,721,468

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, which requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, Segment Reporting. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024 and have included required disclosures in Note 11.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income- Expense Disaggregation Disclosures, which requires detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

The Company recognized revenue of $13.6 million and $11.2 million under the Ono Arrangement during the years ended December 31, 2024 and 2023, respectively. Such revenue consisted of $8.6 million associated with research and preclinical development services, and $5.0 million associated with the achievement of a clinical development milestone for the year ended December 31, 2024. During the year ended December 31, 2023, such revenue comprised $11.2 million associated with research and preclinical development services.

The Company recognized contra-research and development expense of $5.1 million associated with the joint development of Candidate 2 under the Ono Arrangement for the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized contra-research and development expense of $8.0 million.

As a direct result of the Company’s entry into the Ono Arrangement, the Company incurred an aggregate of $9.0 million in sublicense consideration to existing licensors. The Company recognized $1.2 million of such expense during the year ended December 31, 2024. The Company recognized no such expense during the year ended December 31, 2023.

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

The Company recognized revenue of $52.3 million under the Janssen Agreement for the year ended December 31, 2023, of which $41.2 million was deferred as of December 31, 2022. Such revenue consisted of $11.1 million associated with research and development services, $31.2 million associated with the upfront fee and Equity Premium, and $10.0 million associated with a commercial option exercise.

In connection with the Janssen Agreement, the Company incurred $17.1 million in sublicense fees to certain of its existing licensors. The $17.1 million in sublicense consideration represents an asset under ASC 340, and was amortized to research and development expense ratably with the Company’s revenue recognition under the Janssen Agreement. During the year ended December 31, 2023, the Company recognized $7.2 million of such expense. As of December 31, 2024, there was no remaining balance on the Janssen Agreement.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of December 31, 2024:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.8%	4.0%
Expected volatility	85.3%	84.0%
Estimated term (in years)	14.0	15.0
Closing stock price as of measurement date	$1.65	$3.74

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the years ended December 31, 2024 and 2023, the Company recorded $0.8 million and $2.5 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of December 31, 2024 and 2023, the Company recorded a liability of $0.5 million and $1.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. During the year ended December 31, 2024, the Company received two disbursements under the FT819 CIRM Award in the aggregate amount of $5.1 million, which amount is recorded as a liability on the accompanying consolidated balance sheets. As of December 31, 2024, the entire balance is classified as non-current as the Company does not expect any amount to be payable within the next 12 months.

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

Pursuant to the terms of the FT516 CIRM Award, the Company, in its sole discretion, has the option to treat the FT516 CIRM Award either as a loan or as a grant. During the first quarter of 2023, the Company elected to treat the FT516 CIRM Award as a grant. As such, the liability associated with the FT516 CIRM Award was derecognized and such amount was recorded as other income during the year ended December 31, 2023.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2024 and 2023 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2024
Classified as current assets:
Money market fund	1 or less	$29,491	$—	$—	$29,491
U.S. Treasury debt securities	1 or less	40,206	(6)	91	40,291
Non-US government securities	1 or less	2,994	—	1	2,995
Municipal securities	1 or less	2,490	—	2	2,492
Corporate debt securities	1 or less	170,169	(70)	228	170,327
Commercial paper	1 or less	26,903	(10)	14	26,907
Total short-term investments		$272,253	$(86)	$336	$272,503
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,752	$(9)	$2	$9,745
Corporate debt securities	Greater than 1	17,887	(7)	32	17,912
Total long-term investments		$27,639	$(16)	$34	$27,657

December 31, 2023
Classified as current assets:
Money market fund	1 or less	$35,273	$—	$—	$35,273
U.S. Treasury debt securities	1 or less	82,811	(34)	27	82,804
Non-US government securities	1 or less	999	—	—	999
Municipal securities	1 or less	5,000	(3)	—	4,997
Corporate debt securities	1 or less	47,144	(51)	14	47,107
Commercial paper	1 or less	137,339	(62)	121	137,398
Total short-term investments		$308,566	$(150)	$162	$308,578
Classified as non-current assets:
Corporate debt securities	Greater than 1	$977	$—	$3	$980
Total long-term investments		$977	$—	$3	$980

As of December 31, 2024 and 2023, the Company had $2.1 million and $0.9 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2024 and 2023, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

5. Fair Value Measurements

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Financial assets:
Money market fund	$29,491	$29,491	$—	$—
U.S. Treasury debt securities	50,036	50,036	—	—
Non-US government securities	2,995	—	2,995	—
Municipal securities	2,492	—	2,492	—
Corporate debt securities	188,239	—	188,239	—
Commercial paper	26,907	—	26,907	—
Total assets measured at fair value on a recurring basis	$300,160	$79,527	$220,633	$—

Financial liabilities:
Stock price appreciation milestones	$527	$—	$—	$527
Total financial liabilities measured at fair value on a recurring basis	$527	$—	$—	$527

As of December 31, 2023:
Financial assets:
Money market fund	$35,273	$35,273	$—	$—
U.S. Treasury debt securities	82,804	82,804	—	—
Non-US government securities	999	—	999	—
Municipal securities	4,997	—	4,997	—
Corporate debt securities	48,087	—	48,087	—
Commercial paper	137,398	—	137,398	—
Total assets measured at fair value on a recurring basis	$309,558	$118,077	$191,481	$—

Financial liabilities:
Stock price appreciation milestones	$1,346	$—	$—	$1,346
Total financial liabilities measured at fair value on a recurring basis	$1,346	$—	$—	$1,346

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

There were no Level 3 assets held by the Company as of December 31, 2024.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2022	$3,861
Changes in fair value of stock price appreciation milestones liability	(2,515)
Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	(819)
Balance at December 31, 2024	$527

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$508	$1,309
Computer and office equipment	2,444	3,132
Software	1,188	2,130
Leasehold improvements—building	59,485	59,038
Scientific equipment	35,895	78,853
Total property and equipment, gross	99,520	144,462
Less accumulated depreciation and amortization	(35,136)	(47,626)
Total property and equipment, net	$64,384	$96,836

The Company recognized an impairment charge of $13.4 million of long-lived asset impairment described in Note 1 above for the year ended December 31, 2024, which was calculated as the difference between the fair value of the assets and its carrying value. The cost basis for these assets was updated to fair value. The fair value was based on a cost approach which utilized Level 3 non-recurring fair value inputs and assumptions.

Depreciation expense related to property and equipment was $19.0 million and $18.3 million, for the years ended December 31, 2024 and 2023, respectively.

7. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued payroll and other employee benefits	$9,710	$10,563
Accrued clinical trial related costs	5,279	8,833
Accrued other	6,359	8,118
Total current accrued expenses	$21,348	$27,514

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

In October 2024, the Company exercised its right of early termination for its Torrey Pines operating lease, which consists of 72,000 square feet of office, laboratory, and Good Manufacturing Practice (GMP) space. In connection with such exercise, the Company paid $2.5 million to its landlord. Termination of the lease, which previously extended through December 31, 2028, will now take effect on October 31, 2025. The Company accounted for this transaction as a modification to the lease agreement, which reduced the ROU asset and corresponding lease liability balances as of December 31, 2024 in connection with such transaction.

As of December 31, 2024, future undiscounted minimum contractual payments under the Company’s operating leases were $133.7 million, which will be paid over a remaining weighted-average lease term of 10.6 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Straight-line lease expense	$12,737	$13,159
Variable lease expense	3,733	2,250
Total operating lease expense	$16,470	$15,409

Future undiscounted minimum payments under the Company’s operating leases as of December 31, 2024 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2025	$14,361
2026	11,050
2027	11,382
2028	10,293
2029	10,602
Thereafter	75,976
Total undiscounted lease payments	$133,664
Less: imputed interest	(48,399)
Total lease liability	$85,265

As described in Note 1 above, the Company incurred a $1.3 million impairment charge against its right-of-use asset during the year ended December 31, 2024. The Company applied a discounted cash flow method to estimate the fair value of the right-of-use asset, which represents Level 3 non-recurring fair value measurements. The estimated fair value of the was determined by discounting the estimated rental rates using market participant assumptions. The Company’s estimates and assumptions used to determine the estimated fair value of the asset group is subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.

9. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of Class A Convertible Preferred Stock, $0.001 par value per share (the Class A Preferred), at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the NASDAQ Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. In April 2023, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock which amends the definition of Beneficial Ownership Limitation to be 14.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to a Notice of Conversion. In April 2023, 33,441 shares of Class A Preferred were converted into 167,205 shares of the Company’s common stock. In December 2024, 6,022 shares of the Class A Preferred were converted into 30,110 shares of the Company’s common stock.

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

Stock Option and Incentive Plans and Inducement Equity Plan

2022 Stock Option and Incentive Plan

On June 9, 2022, the Company adopted the 2022 Stock Option and Incentive Plan (the 2022 Plan). The 2022 Plan initially authorized 9.5 million shares, and in June 2024, stockholders approved an additional 8,000,000 shares, of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, performance-based awards, and other awards to individuals who are then employees, officers, directors or consultants of the Company. The shares of common stock underlying any awards from the 2022 Plan and a previously existing equity plan from 2013 or 2007 that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) are added back to the shares of common stock available for issuance under the 2022 Plan.

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

Pre-Funded Warrants

In January 2021, in conjunction with a public offering, the Company issued Pre-Funded Warrants, in lieu of common stock to certain investors, to purchase 257,310 shares of the Company’s common stock (the 2021 Pre-Funded Warrants). The purchase price for the 2021 Pre-Funded Warrants was $85.499 per pre-funded warrant, which equals the per share public offering price for the shares of common stock less the $0.001 exercise price for each such pre-funded warrant. Given that the 2021 Pre-Funded Warrants are indexed to the Company’s own shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company’s consolidated balance sheets.

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

As of December 31, 2024, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

Stock Options. The following table summarizes stock option activity and related information under all equity plans for the year ended December 31, 2024:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2023	9,850,841	$13.71
Granted	4,210,625	6.46
Exercised	(45,438)	6.57
Cancelled	(3,293,354)	13.40
Outstanding at December 31, 2024	10,722,674	$10.99	5.83	$—
Options vested and expected to vest at December 31, 2024	10,722,674	$10.99	5.83	$—
Options exercisable at December 31, 2024	7,328,404	$12.91	4.91	$—

For the years ended December 31, 2024 and 2023, the weighted average grant date fair value of stock options granted per share was equal to $4.89 and $4.83, respectively.

As of December 31, 2024 and 2023, the unrecognized compensation cost related to outstanding options was $15.4 million and $23.0 million, respectively, which was expected to be recognized as expense over approximately 1.6 years and 1.9 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the year ended December 31, 2023 was $0.3 million. As of December 31, 2024, all outstanding options had an exercise price above the Company's common stock price and therefore no intrinsic value. Total cash received upon the exercise of stock options was $0.1 million for the year ended December 31, 2024.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the year ended December 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2023	3,065,087	$37.96
Granted	4,451,874	5.69
Vested	(680,201)	33.68
Cancelled	(622,696)	35.78
Outstanding at December 31, 2024	6,214,064	$15.50	2.01	$10,253
Restricted stock units expected to vest at December 31, 2024	5,151,457	$9.78	1.92	$8,500

As of December 31, 2024 and 2023, the unrecognized compensation cost related to outstanding restricted stock units (excluding those with unachieved performance-based conditions) was $31.4 million and $38.3 million, respectively, which was expected to be recognized as expense over approximately 1.7 years and 2.0 years, respectively.

During the year ended December 31, 2021, 1,997,377 performance-based restricted stock units (PRSUs) were granted, none of which have vested. During the year ended December 31, 2024, the Company granted 300,000 performance-based restricted stock units with a total grant date fair value of approximately $1.6 million, none of which have vested. There were 1,062,607 and 1,020,617 PRSUs outstanding at December 31, 2024 and 2023, respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$22,520	$20,849
General and administrative	18,976	22,610
Total stock-based compensation expense	$41,496	$43,459

Stock Option Grants Valuation. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Years Ended December 31,
	2024	2023
Risk–free interest rate	3.9%	3.8%
Expected volatility	87.1%	89.3%
Expected term (in years)	6.4	6.5
Expected dividend yield	0.0%	0.0%

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2024	2023
Convertible preferred stock (if converted)	13,775,430	13,805,540
Common stock options	10,722,674	9,850,841
Restricted stock units	6,214,064	3,065,087
Awards available under the 2022 Plan	11,656,109	8,633,496
Awards available under the Inducement Plan	920,688	689,750
Total	43,288,965	36,044,714

10. Income Taxes

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands):

	Years Ended December 31,
	2024	2023
Tax computed at federal statutory rate	$(39,115)	$(33,794)
State tax, net of federal tax benefit	(8,429)	(4,851)
Non-deductible compensation	35	25
Permanent differences	22	(2,305)
Stock compensation	8,560	12,801
R&D tax credits	(7,672)	(5,773)
Reserve for uncertain tax positions	8,612	4,254
Other	(135)	1,928
Valuation allowance	38,122	27,715
Income tax expense	$—	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized R&D expense	$127,559	$134,209
Net operating losses	147,019	112,810
R&D tax credits	63,126	55,492
Intangible asset amortization	8,692	9,220
Deferred revenue	1,147	144
Stock compensation	7,836	8,322
Lease liability	17,925	21,761
Other	788	672
Total deferred tax assets	374,092	342,630
Deferred tax liabilities:
Depreciation	(2,212)	(5,639)
Right-of-use assets	(9,796)	(13,029)
Total deferred tax liabilities	(12,008)	(18,668)
Net of deferred tax assets and liabilities	362,084	323,962
Valuation allowance	(362,084)	(323,962)
Net deferred tax assets	$—	$—

A valuation allowance of $362.1 million and $324.0 million at December 31, 2024 and 2023, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2024, the Company had federal and state net operating loss (NOL) carryforwards of $689.2 million and $644.2 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2024, the Company had federal and California research and development (R&D) credit carryforwards of $45.6 million and $37.8 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study December 31, 2024 and concluded there were no ownership changes during 2024. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States, various state jurisdictions, and the Netherlands with varying statutes of limitations. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and state tax authorities for years beginning in 2021 and 2020, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2024	2023
Beginning unrecognized tax benefits	$59,680	$52,767
Increase related to current year tax positions	10,345	9,724
Increase related to prior year tax positions	687	90
Decrease related to prior year tax positions	(207)	(2,901)
Ending unrecognized tax benefits	$70,505	$59,680

The Company does not anticipate that the amount of unrecognized tax benefits as of December 31, 2024 will significantly change within the next twelve months. Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2024 would reduce the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

11. Segment Reporting

The Company has one reportable segment relating to its operations. The segment derives its current revenues from research and development collaborations.

The Company’s Chief Operating Decision Maker (the CODM), its Chief Executive Officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses and expenses by certain categories and makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Years Ended December 31,
	2024	2023
Collaboration revenue	$13,631	$63,533
Less:
Personnel costs	43,684	63,454
Clinical programs	25,818	40,289
Research activities	14,692	18,768
Facilities costs	26,648	26,005
Other segment expenses (1)	113,065	105,528
Total operating expenses	223,907	254,044
Loss from operations	(210,276)	(190,511)
Other income (expense):
Interest income	17,288	17,186
Change in fair value of stock price appreciation milestones	819	2,515
Other income	5,907	9,882
Total other income	24,014	29,583
Net loss	$(186,262)	$(160,928)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general & administrative expenses, and corporate expenses.

12. Employee Benefits

Effective January 1, 2009, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 20 percent of the IRS Standard Limit. The Company’s total contributions to the 401(k) Plan were $0.7 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

13. Commitments and Contingencies

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

Litigation

During the reporting period, the Company pursued claims in two lawsuits that were filed in 2022 against Shoreline Biosciences, Inc. (Shoreline) and certain of its founders and officers (collectively, the Shoreline litigations). The first suit, filed on May 13, 2022, was pending in San Diego Superior Court against Shoreline and four of its founders, Drs. Dan S. Kaufman (Kaufman), Kleanthis G. Xanthopoulos, and Messrs. William Sandborn and Steven Holtzman. The Company's claims included actions for breach of contract, breach of implied covenant of good faith and fair dealing, fraud and deceit, tortious interference, restitution and unfair competition. On August 9, 2024, the court denied the defendants’ motions for summary judgment preserving for trial all of the Company’s claims against the defendants, with the exception of defendants’ motions with respect to certain theories under the Company’s tortious interference claim (which claim by Fate was otherwise preserved for trial). On September 19, 2024, the court denied defendants’ motion for reconsideration of its summary judgment ruling. Trial began on October 21, 2024, with a jury selected on October 24, 2024. On October 28, 2024, the parties entered a settlement agreement resolving the litigation on terms agreeable to all parties, pursuant to which the Company filed a request for dismissal with prejudice of all claims on October 31, 2024.

In the second of the Shoreline litigations, also filed on May 13, 2022, the Company and Whitehead Institute for Biomedical Research (Whitehead) filed a lawsuit in the U.S. District Court for the Southern District of California against Shoreline and Kaufman seeking monetary damages for the defendants’ infringement of U.S. Patent Nos. 8,071,369, 8,932,856, 8,951,797, 8,940,536, 9,169,490, 10,457,917, and 10,017,744. On June 7, 2023, the Company and Whitehead filed a motion to dismiss our patent infringement claims against Kaufman in his personal capacity; that motion was granted on June 9, 2023. On August 30, 2023, the court granted Shoreline’s motion for summary judgment and denied the Company’s motion for partial summary judgment as moot. Judgment in favor of Shoreline was entered on August 31, 2023. On September 27, 2023, the Company and Whitehead filed a Notice of Appeal with the Court of Appeals for the Federal Circuit challenging the trial court’s claim construction and grant of summary judgment in favor of the defendants; the defendants cross-appealed challenging the district court’s earlier denial of a motion to dismiss and partial motion for summary judgment on other grounds. The Federal Circuit docketed the case on October 5, 2023, and briefing was completed on June 26, 2024. On October 28, 2024, the parties entered a settlement agreement resolving the litigation on terms agreeable to all parties, pursuant to which the parties filed a joint notice of dismissal of the appeal and cross-appeal on October 31, 2024.

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to the Company’s collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, the Company filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted the Company’s motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. The Company filed a motion to dismiss the second amended complaint on November 18, 2024, and briefing on the motion was completed on January 21, 2025. The Company intends to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action). On December 3, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on our motion to dismiss the second amended complaint in the Securities Action. The court’s ruling on the motion is pending. The Derivative Action names members of the Company’s board of directors and certain officers as defendants. The Company is also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. The Company intends to vigorously defend against the Derivative Action.

From time to time, the Company may be subject to various other legal proceedings and claims that arise in the ordinary course of business activities.

14. Subsequent Events

California Institute for Regenerative Medicine Award

On January 30, 2025, the Company received approval from CIRM for funding of a $4.0 million grant to support the conduct of pre-clinical and IND-enabling activities for FT836.

Employment Agreement with Chief Executive Officer

On March 3, 2025, the Company entered into an Employment Agreement (the “Employment Agreement”) with Bahram Valamehr (“Valamehr”). Pursuant to the Employment Agreement, Dr. Valamehr will have the customary powers and responsibilities of a chief executive officer of a corporation of the size and type of the Company.

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

Based on our management’s evaluation (with the participation of the individual who serves as our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, the individual serving as our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including the individual serving as our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

a) 8-K Events.

On March 3, 2025, the Company entered into an employment agreement with Bahram Valamehr, Ph.D., pursuant to which Dr. Valamehr serves as the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement sets forth Dr. Valamehr’s then-current annual base salary, an option grant and his eligibility to participate in our incentive bonus and benefit plans generally. Pursuant to the Employment Agreement, Dr. Valamehr is eligible to receive an annual incentive compensation at a target percentage of 60% his annual base salary, as determined by the Board of Directors or the Compensation Committee from time to time. Dr. Valamehr’s employment is at-will. In the event that Dr. Valamehr’s employment is terminated by the Company without “Cause” (other than due to death or disability) or by Dr. Valamehr for “Good Reason” (as such terms are defined in the Employment Agreement), in each case outside of the “Sale Event Period” (as defined below), subject to his execution of a nonrevocable separation agreement and release, Dr. Valamehr will be entitled to (i) a lump sum cash payment equal to the sum of (A) twelve (12) months of Dr. Valamehr’s then-current base salary and (B) his annual target incentive compensation for the year of termination, and (ii) payment of the premiums for Dr. Valamehr’s and his family’s participation in the Company’s group health care plans, subject to Dr. Valamehr’s copayment amount, for up to twelve (12) months after such termination.

Pursuant to the Employment Agreement, in the event that Dr. Valamehr’s employment is terminated by the Company without Cause (other than due to death or disability) or by Dr. Valamehr for Good Reason, in each case within the period beginning three months prior to and ending eighteen (18) months following a “Sale Event” (as defined in the 2022 Plan) (the “Sale Event Period”), subject to his execution of a nonrevocable separation agreement and release, Dr. Valamehr is entitled to (i) a lump sum cash payment equal to the sum of (A) eighteen (18) months of Dr. Valamehr’s then-current base salary (or base salary in effect immediately prior to the Sale Event, if higher) and (B) one and a half (1.5) times his annual target incentive compensation for the year of termination; (ii) full acceleration of vesting of all outstanding equity awards; provided, however, that for any equity awards that include a performance-based vesting condition, no acceleration of vesting will be provided unless the applicable performance-based vesting condition has been satisfied as of the date of Dr. Valamehr’s termination, provided further that, in determining whether achievement of a specified stock price has been satisfied, such price is satisfied to the extent that the consideration payable per share of common stock of the Company upon a Sale Event exceeds such stock price; and (iii) payment of the premiums for Dr. Valamehr’s and his family’s participation in the Company’s group health care plans, subject to Dr. Valamehr’s copayment amount, up to eighteen (18) months after such termination.

The payments and benefits provided to Dr. Valamehr under the Employment Agreements in connection with a change of control may not be eligible for federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Valamehr in connection with a change of control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.

b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of the Registrant	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	10-K	001-36076	10.2	February 24, 2021

10.2#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.3#	Amended and Restated Employment Agreement by and between the Registrant and Scott Wolchko, dated January 14, 2018	10-K	001-36076	10.5	March 5, 2018

10.4#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.5#	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith

10.6#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	10-K	001-36076	10.8	February 24, 2021

10.7#	Forms of Stock Option Agreement under the Registrant's Inducement Equity Plan	10-K	001-36076	10.9	February 24, 2021

10.8#	Forms of Restricted Stock Unit Award Agreement under the Registrant's Inducement Equity Plan	10-K	001-36076	10.10	February 24, 2021

10.9	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.10	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.11	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.12	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.13	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.14	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.15†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.19	February 24, 2021

10.16†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.20	February 24, 2021

10.17†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.21	February 24, 2021

10.18†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 24, 2010	10-K	001-36076	10.22	February 24, 2021

10.19#	Severance and Change in Control Policy	10-K	001-36076	10.32	March 5, 2018

10.20#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

10.21	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.22	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.23†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.24†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.25#	Offer Letter by and between the Registrant and Bahram Valamehr, dated November 23, 2009	10-K	001-36076	10.38	March 5, 2019

10.26†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

10.27†	Letter Agreement, dated December 4, 2020, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	10-K	001-36076	10.39	February 24, 2021

10.28†	Patent License Agreement by and between the Registrant and Max-Delbrück-Centrum für Molekulare Medizin in der Helmholtz-Gemeinschaft, dated August 30, 2019	10-K	001-36076	10.40	February 24, 2021

10.29	Open Market Sale AgreementSM, dated November 8, 2023, by and between the Registrant and Jefferies LLC	S-3	333-275402	1.2	November 8, 2023

10.30†	License Agreement, dated April 9, 2020, by and between the Registrant and Dana-Farber Cancer Institute, Inc.	10-K	001-36076	10.40	February 28, 2022

10.31#	2022 Stock Option and Incentive Plan and form agreements thereunder	S-8	333-265502	99.1	June 9, 2022

10.32†	Amendment 01 to Collaboration and Option Agreement, dated June 28, 2022, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	10-Q	001-36076	10.2	August 3, 2022

10.33	Letter Agreement, dated November 7, 2022, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	8-K	001-36076	10.1	November 7, 2022

10.34	Amendment 03 to Collaboration and Option Agreement, dated November 30, 2023, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	10-K	001-36076	10.41	February 26, 2024

10.35†	Exclusive License Agreement, dated April 17, 2020, by and between the Registrant and Baylor College of Medicine	10-K	001-36076	10.42	February 26, 2024

10.36	Securities Purchase Agreement, dated March 19, 2024, between the Registrant and RedCo II Master Fund, L.P.	8-K	001-36076	10.1	March 21, 2024

10.37#	Amended and Restated 2022 Stock Option and Incentive Plan and form agreements thereunder	8-K	001-36076	10.1	June 7, 2024

10.38	Amended and Restated Form of Indemnification Agreement	8-K	001-36076	10.1	August 30, 2024

10.39†	Amendment No.4 to Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd, dated August 28, 2024	10-Q	001-36076	10.2	November 12, 2024

10.40#	Strategic Advisory Services Agreement between the Registrant and J. Scott Wolchko, dated as of December 31, 2024	8-K	001-36076	10.1	January 6, 2025

10.41#	Employment Agreement by and between the Registrant and Bahram Valamehr, dated March 3, 2025	—	—	—	Filed herewith

14.1	Amended Code of Business Conduct and Ethics	10-K	001-36076	14.1	February 26, 2024

19.1	Insider Trading Policy	—	—	—	Filed herewith

21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	February 28, 2023

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

97.1	Compensation Recovery Policy	10-K	001-36076	97.1	February 26, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: March 5, 2025	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bahram Valamehr as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Bahram Valamehr	President, Chief Executive Officer and Director	March 5, 2025
Bahram Valamehr, Ph.D., MBA	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	March 5, 2025
William H. Rastetter, Ph.D.

/s/ John D. Mendlein	Vice Chairman of the Board and Director	March 5, 2025
John D. Mendlein, Ph.D., J.D.

/s/ Shefali Agarwal	Director	March 5, 2025
Shefali Agarwal, M.D.

/s/ Timothy P. Coughlin	Director	March 5, 2025
Timothy P. Coughlin

/s/ Robert S. Epstein	Director	March 5, 2025
Robert S. Epstein

/s/ Karin Jooss	Director	March 5, 2025
Karin Jooss, Ph.D.

/s/ Michael Lee	Director	March 5, 2025
Michael Lee

/s/ Neelufar Mozaffarian	Director	March 5, 2025
Neelufar Mozaffarian, M.D., Ph.D., FACR

/s/ Yuan Xu	Director	March 5, 2025
Yuan Xu, Ph.D.