Form 10-Q
period 2025-03-31
FATE THERAPEUTICS INC
filed 2025-05-13
CIK 1434316

be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 6, 2025, 114,633,022 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
The manufacture and distribution of our product candidates is complex and subject to a multitude of risks. Additionally, the U.S. Food and Drug Administration (FDA) or foreign regulatory authorities may impose additional requirements on our manufacturing operations. These risks and requirements could substantially limit our supply of our product candidates and increase our costs, and the development and commercialization of our product candidates could be significantly delayed or restricted.
•
Inadequate funding for the FDA, SEC, the National Institutes of Health and other government agencies could disrupt such agencies’ operations and, in turn, hinder our ability to develop or commercialize new products in a timely manner or otherwise negatively impact our business.
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
•
We depend on third-party suppliers, including sole source suppliers, for certain equipment and components used in the production of our product candidates, the loss of suppliers which could adversely impact our ability to conduct our clinical trials.
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
•
If we fail to comply with our obligations under our intellectual property license agreements, we could lose rights to our product candidates or key technologies.
•
We may not be successful in obtaining or maintaining necessary rights to product components and processes for development or manufacture of our product candidates, which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,920	$36,056
Accounts receivable	2,406	3,539
Short-term investments	195,505	243,012
Prepaid expenses and other current assets	5,386	9,302
Total current assets	248,217	291,909
Long-term investments	32,286	27,657
Property and equipment, net	62,762	64,384
Operating lease right-of-use assets	45,178	46,508
Restricted cash	10,227	10,227
Other assets	—	9
Total assets	$398,670	$440,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,190	$9,365
Accrued expenses	17,213	21,348
Deferred revenue	212	393
Operating lease liabilities, current portion	6,544	7,416
Total current liabilities	28,159	38,522
CIRM award liability	5,070	5,070
Operating lease liabilities, net of current portion	76,785	77,849
Stock price appreciation milestones	247	527
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding— 2,755,086 at March 31, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value; authorized shares—250,000,000; issued and outstanding— 114,603,910 at March 31, 2025 and 113,928,279 at December 31, 2024	115	114
Additional paid-in capital	1,723,715	1,716,335
Accumulated other comprehensive income	191	268
Accumulated deficit	(1,435,615)	(1,397,994)
Total stockholders’ equity	288,409	318,726
Total liabilities and stockholders’ equity	$398,670	$440,694

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Collaboration revenue	$1,629	$1,925
Operating expenses:
Research and development	29,136	32,138
General and administrative	13,773	20,855
Total operating expenses	42,909	52,993
Loss from operations	(41,280)	(51,068)
Other income (expense):
Interest income	3,336	4,149
Change in fair value of stock price appreciation milestones	280	(1,394)
Other income	43	309
Total other income	3,659	3,064
Net loss	$(37,621)	$(48,004)
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	(77)	(209)
Comprehensive loss	$(37,698)	$(48,213)
Net loss per common share, basic and diluted	$(0.32)	$(0.47)
Weighted-average common shares used to compute basic and diluted net loss per share	118,375,540	101,104,345

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Operating activities
Net loss	$(37,621)	$(48,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,333	4,821
Stock-based compensation	7,381	10,981
Accretion and amortization of premiums and discounts on investments, net	(1,068)	(2,631)
Deferred revenue	(181)	(525)
Change in fair value of stock price appreciation milestones	(280)	1,394
Changes in operating assets and liabilities:
Accounts receivable	1,134	968
Prepaid expenses and other assets	3,925	4,565
Accounts payable and accrued expenses	(9,826)	(4,507)
Right-of-use assets and lease liabilities, net	(606)	(412)
Net cash used in operating activities	(33,809)	(33,350)
Investing activities
Purchases of property and equipment	(1,196)	(86)
Purchases of investments	(48,624)	(86,335)
Maturities of investments	92,493	103,735
Net cash (used in) provided by investing activities	42,673	17,314
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	—	299
Proceeds from public offering of common stock, net of issuance costs	—	75,193
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	19,996
Net cash provided by financing activities	—	95,488
Net change in cash, cash equivalents and restricted cash	8,864	79,452
Cash, cash equivalents and restricted cash at beginning of the period	46,283	57,047
Cash, cash equivalents and restricted cash at end of the period	$55,147	$136,499
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$655	$14
Accrued issuance costs included in additional paid-in-capital	$—	$558

See accompanying notes.

Fate Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Fate Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on April 27, 2007 and has its principal operations in San Diego, California. The Company is a clinical-stage biopharmaceutical company dedicated to bringing off-the-shelf, multiplexed-engineered, induced pluripotent stem cell (iPSC)-derived cellular immunotherapies to patients.

As of March 31, 2025, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$44,920	$121,322
Restricted cash	10,227	15,177
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$55,147	$136,499

For each of the three months ended March 31, 2025 and 2024, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $10.2 million and $15.2 million, respectively, associated with the Company’s facilities leases.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Company with the SEC on March 5, 2025. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. The pre-funded warrants associated with the January 2021 public equity offering and the private placement concurrent with the March 2024 public equity offering (see Note 8) are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price. Dilutive common stock equivalents comprise convertible preferred stock, warrants for the purchase of common stock, and common stock options and restricted stock units outstanding under the Company’s stock option plans. For all periods presented, there is no difference in the number of common shares used to calculate basic and diluted common shares outstanding due to the Company’s net loss position.

Basic and diluted net loss per share attributable to stockholders for the three months ended March 31, 2025 and 2024 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(37,621)	$(48,004)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	114,481,866	100,447,435
Weighted-average pre-funded warrants	3,893,674	656,910
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	118,375,540	101,104,345
Net loss per share, basic and diluted
Basic and diluted	$(0.32)	$(0.47)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2025	2024
Convertible preferred stock	13,775,430	13,805,540
Outstanding options to purchase common stock	13,016,953	13,308,902
Outstanding restricted stock units	7,235,352	3,468,958
Total	34,027,735	30,583,400

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

The Company recognized revenue associated with research and preclinical development services of $1.6 million and $1.9 million under the Ono Arrangement for the three months ended March 31, 2025 and 2024, respectively.

The Company recognized contra-research and development expense of $1.9 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recognized contra-research and development expense of $0.8 million.

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

The Company is obligated to pay to MSKCC an annual license maintenance fee during the term of the agreement, milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three months ended March 31, 2025 and 2024, the Company recorded $0.3 million of income and $1.4 million of expense, respectively, associated with the change in fair value of the stock price appreciation milestones. As of March 31, 2025 and December 31, 2024, the Company recorded a liability of $0.2 million and $0.5 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. As of March 31, 2025, the Company has received two disbursements under the FT819 CIRM Award in the aggregate amount of $5.1 million, which amount is recorded as a liability on the accompanying consolidated balance sheets. As of March 31, 2025, the entire balance is classified as non-current as the Company does not expect any amount to be payable within the next 12 months.

FT836 CIRM Award

In January 2025, the Company received approval from CIRM for funding of a $4.0 million grant to support the conduct of pre-clinical and Investigational New Drug (IND)-enabling activities for FT836.

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

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2025 and December 31, 2024 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2025
Classified as current assets:
Money market fund	1 or less	$38,803	$—	$—	$38,803
U.S. Treasury debt securities	1 or less	41,706	(5)	44	41,745
Non-US government securities	1 or less	1,699	—	3	1,702
Corporate debt securities	1 or less	129,794	(39)	117	129,872
Commercial paper	1 or less	24,181	(9)	9	24,181
Total short-term investments		$236,183	$(53)	$173	$236,303
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$5,833	$—	$15	$5,848
Municipal securities	Greater than 1	2,500	—	2	2,502
Corporate debt securities	Greater than 1	23,882	(3)	57	23,936
Total long-term investments		$32,215	$(3)	$74	$32,286

December 31, 2024
Classified as current assets:
Money market fund	1 or less	$29,491	$—	$—	$29,491
U.S. Treasury debt securities	1 or less	40,206	(6)	91	40,291
Non-US government securities	1 or less	2,994	—	1	2,995
Municipal securities	1 or less	2,490	—	2	2,492
Corporate debt securities	1 or less	170,169	(70)	228	170,327
Commercial paper	1 or less	26,903	(10)	14	26,907
Total short-term investments		$272,253	$(86)	$336	$272,503
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,752	$(9)	$2	$9,745
Corporate debt securities	Greater than 1	17,887	(7)	32	17,912
Total long-term investments		$27,639	$(16)	$34	$27,657

As of March 31, 2025 and December 31, 2024, the Company had $2.0 million and $2.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2025
Financial assets:
Money market funds	$38,803	$38,803	$—	$—
U.S. Treasury debt securities	47,593	47,593	—	—
Non-US government securities	1,702	—	1,702	—
Municipal securities	2,502	—	2,502	—
Corporate debt securities	153,808	—	153,808	—
Commercial paper	24,181	—	24,181	—
Total financial assets measured at fair value on a recurring basis	$268,589	$86,396	$182,193	$—

Financial liabilities:
Stock price appreciation milestones	$247	$—	$—	$247
Total financial liabilities measured at fair value on a recurring basis	$247	$—	$—	$247

As of December 31, 2024
Financial assets:
Money market funds	$29,491	$29,491	$—	$—
U.S. Treasury debt securities	50,036	50,036	—	—
Non-U.S. government securities	2,995	—	2,995	—
Municipal securities	2,492	—	2,492	—
Corporate debt securities	188,239	—	188,239	—
Commercial paper	26,907	—	26,907	—
Total assets measured at fair value on a recurring basis	$300,160	$79,527	$220,633	$—

Financial liabilities:
Stock price appreciation milestones	$527	$—	$—	$527
Total financial liabilities measured at fair value on a recurring basis	$527	$—	$—	$527

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

There were no Level 3 assets held by the Company as of March 31, 2025.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three months ended March 31, 2025 (in thousands):

Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(280)
Balance at March 31, 2025	$247

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three months ended March 31, 2024 (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	1,394
Balance at March 31, 2024	$2,740

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and other employee benefits	$5,187	$9,710
Accrued clinical trial related costs	5,259	5,279
Accrued other	6,767	6,359
Total current accrued expenses	$17,213	$21,348

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

In October 2024, the Company exercised its right of early termination for its Torrey Pines operating lease, which consists of 72,000 square feet of office, laboratory, and Good Manufacturing Practice (GMP) space. In connection with such exercise, the Company paid $2.5 million to its landlord during the year ending December 31, 2024. Termination of the lease, which previously extended through December 31, 2028, will now take effect on October 31, 2025. The Company accounted for this transaction as a modification to the lease agreement, which reduced the ROU asset and corresponding lease liability balances as of December 31, 2024 in connection with such transaction.

As of March 31, 2025, future undiscounted minimum contractual payments under the Company’s operating leases were $129.9 million, which will be paid over a remaining weighted-average lease term of 10.5 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of March 31, 2025 are as follows (in thousands):

Operating Lease Payments
Remaining 2025	$10,630
2026	11,050
2027	11,382
2028	10,293
2029	10,602
2030	10,920
Thereafter	65,056
Total undiscounted lease payments	$129,933
Less: imputed interest	(46,604)
Total lease liability	$83,329

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

As of March 31, 2025, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended March 31, 2025:

	Number of Options	Weighted- Average Price
Balance at December 31, 2024	10,722,674	$10.99
Granted	3,005,400	1.30
Cancelled	(711,121)	5.18
Balance at March 31, 2025	13,016,953	$9.07

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2024	6,214,064	$15.50
Granted	2,235,470	1.32
Vested	(675,631)	22.65
Cancelled	(538,551)	10.69
Balance at March 31, 2025	7,235,352	$10.81

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,877	$5,716
General and administrative	3,504	5,265
Total	$7,381	$10,981

As of March 31, 2025, the unrecognized compensation cost related to outstanding options was $10.7 million and is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

As of March 31, 2025, the unrecognized compensation cost related to restricted stock units was $26.7 million which is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	3.8%
Expected volatility	90.1%	87.1%
Expected term (in years)	6.1	6.4
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2025 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	2,755,086	$3	113,928,279	$114	$1,716,335	$268	$(1,397,994)	$318,726
Issuance of common stock upon vesting of restricted stock units	—	—	675,631	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,381	—	—	7,381
Unrealized loss on investments	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(37,621)	(37,621)
Balance at March 31, 2025	2,755,086	$3	114,603,910	$115	$1,723,715	$191	$(1,435,615)	$288,409

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

9. Segment Reporting

The Company has one reportable segment relating to its operations. The segment derives its current revenues from research and development collaborations.

The Company’s Chief Operating Decision Maker (the CODM), our Chief Executive Officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses and expenses by certain categories and makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$1,629	$1,925
Less:
Personnel costs	11,703	12,303
Clinical programs	6,282	5,186
Research activities	2,436	2,722
Facilities costs	6,080	6,633
Other segment expenses (1)	16,408	26,149
Total operating expenses	42,909	52,993
Loss from operations	(41,280)	(51,068)
Other income (expense):
Interest income	3,336	4,149
Change in fair value of stock price appreciation milestones	280	(1,394)
Other income	43	309
Total other income	3,659	3,064
Net loss	$(37,621)	$(48,004)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general & administrative expenses, and corporate expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a first-in-class pipeline of off-the shelf cellular immunotherapies to patients.

We have pioneered a therapeutic approach that we generally refer to as cell programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; we generate a clonal master iPSC line for use as a renewable source of cell manufacture; and we direct the fate of the clonal master iPSC line to produce our cell therapy product candidates. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe our proprietary clonal master iPSC lines can be used to mass produce multiplexed-engineered. cellular immunotherapies which have off-the-shelf availability, can be administered alone or in combination with standard-of-care therapies, and enable significant patient reach.

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

We account for the Ono Agreement as a revenue contract under ASC 606. The initial transaction price as amended under the 2023 Ono Amendment was determined to be $48.0 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $38.0 million. We identified our promised goods and services under the Ono Agreement to include our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research services are performed.

During the three months ended March 31, 2025, we recognized $1.6 million of collaboration revenue and $1.9 million of contra-research and development expense under the Ono Agreement. During the three months ended March 31, 2024, we recognized $1.9 million of collaboration revenue and $0.8 million of contra-research and development expense under the Ono Agreement.

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency such as the COVID-19 pandemic, and global geopolitical tensions, including wars and other armed conflicts on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. As of March 31, 2025, we have received two disbursements under the award in the aggregate amount of $5.1 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of March 31, 2025, the entire balance is classified as non-current as we do not expect any amount to be payable within the next 12 months.

FT836 CIRM Award

In January 2025, we received approval from CIRM for funding of a $4.0 million grant to support the conduct of pre-clinical and IND-enabling activities for FT836.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2025.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Increase/
	2025	2024	(Decrease)
Collaboration revenue	$1,629	$1,925	$(296)
Research and development expense	29,136	32,138	(3,002)
General and administrative expense	13,773	20,855	(7,082)
Total other income	3,659	3,064	595

Collaboration Revenue. During the three months ended March 31, 2025 and 2024, we recognized revenue of $1.6 million and $1.9 million, respectively, under our collaboration agreement with Ono.

Research and development expenses. Research and development expenses were $29.1 million for the three months ended March 31, 2025, compared to $32.1 million for the three months ended March 31, 2024. The decrease in research and development expenses was attributable primarily to the following:

•
$2.1 million decrease in employee compensation and benefits expense, including a $1.8 million decrease in employee stock-based compensation expense; and
•
$1.5 million decrease in depreciation expense.

General and administrative expenses. General and administrative expenses were $13.8 million for the three months ended March 31, 2025, compared to $20.9 million for the three months ended March 31, 2024. The decrease in general and administrative expenses was attributable primarily to a $5.4 million decrease in patent and legal expenses and a $2.1 million decrease in employee compensation and benefits expense, including a $1.8 million decrease in employee stock-based compensation expense.

Other income (expense), net. Other income (expense), net was $3.7 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we recorded $0.3 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended March 31, 2025 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2025, we had an accumulated deficit of $1.4 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the three months ended March 31, 2025, cash used in operating activities was $33.8 million and primarily consisted of a net loss of $37.6 million adjusted for non-cash items including stock-based compensation of $7.4 million and depreciation and amortization of $3.3 million.

During the three months ended March 31, 2024, cash used in operating activities was $33.4 million and primarily consisted of a net loss of $48.0 million adjusted for non-cash items including stock-based compensation of $11.0 million and depreciation and amortization of $4.8 million.

Investing Activities

During the three months ended March 31, 2025, investing activities provided cash of $42.7 million compared to cash provided by investing activities of $17.3 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we purchased $48.6 million of investments, which were offset by $92.5 million in maturities of investments. During the three months ended March 31, 2024, we purchased $86.3 million of investments, which were offset by $103.8 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2025, there was no cash activity related to financing activities.

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

From our inception through March 31, 2025, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2025, we had aggregate cash and cash equivalents and investments of $272.7 million.

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
•
the cost of maintaining internal GMP production capabilities to support the clinical and potential commercial manufacture of our product candidates at our corporate headquarters;
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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including wars and other armed conflicts, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

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

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action). On December 2, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on our motion to dismiss the second amended complaint in the Securities Action. The court’s ruling on the motion is pending. The Derivative Action names members of our board of directors and certain officers as defendants. The Company is also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. We intend to vigorously defend against the Derivative Action.

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
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of the 2025 change in the U.S. presidential administration, any future public health crisis or other serious disaster or similar events, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines; and
•
limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward other efforts, such as any future public health crisis or other serious disaster or similar events, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to various public health concerns.

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

In addition to relying on third parties for the manufacture of certain components used in the manufacture of our product candidates, we manufacture our product candidates ourselves, including all of the clinical supply of our iPSC-derived NK-cell and T-cell product candidates for our ongoing and planned clinical trials. We will need to scale up our own manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture sufficient quantities of each of our product candidates to support commercialization of each of our product candidates, if approved. Accordingly, we will be required to make significant investments to maintain and expand our existing Good Manufacturing Practice (GMP) manufacturing capabilities and facilities, establish additional GMP manufacturing facilities, conduct GMP production, and process and scale up development and technology transfer activities for the manufacture of our product candidates, and our efforts to scale our own manufacturing operations may not succeed.

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
•
the design of the clinical trial and whether the FDA and other foreign regulatory agencies agree to the design and implementation of the trial;
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

We focus on the development of programmed cellular immunotherapies for patients, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. For example, in January 2023, we announced the discontinuation of our FT516, FT596, FT538, and FT536 NK cell programs to focus our resources on advancing our most innovative and differentiated programs. We have also expanded our research and development efforts into areas outside of our initial focus in oncology, such as autoimmune diseases, where we have limited or no experience. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

We have received and may in the future seek regenerative medicine advanced therapy (RMAT) designation for certain of our product candidates, but such designation may not actually lead to a faster development or regulatory review or approval process and we may be unable to obtain or maintain the benefits associated with such designation.

We have received RMAT designation from the FDA for FT819 for the treatment of active moderate to severe systemic lupus erythematosus (SLE), including lupus nephritis, and may seek additional RMAT designations in the future for current or future product candidates. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs. A Biologics License Application (BLA) for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A product candidate that has RMAT designation and is subsequently granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. Even though we obtained RMAT designation for FT819 in April 2025, such designation does not change the standards for product approval, and there is no assurance that this designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may rescind RMAT designation if it believes the product no longer meets the conditions for qualification.

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

We may seek approval of one or more of our product candidates into real-time oncology review (RTOR). This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information, please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union (EU). The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and individual imprisonment.

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

As of March 31, 2025, our cash, cash equivalents, and investments were $272.7 million. We intend to use our cash, cash equivalents, investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

•
the cost of manufacturing, distribution, and commercialization activities and arrangements, including the manufacturing of our product candidates, establishment of effective protocols for the supply and transport of our product candidates, and the establishment of a sales and marketing organization either internally or in partnership with a third party; and
•
our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono Pharmaceutical Co., Ltd. (Ono), and the University of Minnesota to advance the research, development and commercialization of therapeutic products.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2025, we had an accumulated deficit of $1.4 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Our strategy for fully developing and commercializing our product candidates is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and other third parties. We currently have a corporate collaboration agreement with Ono. Our collaboration agreement with Ono provides for, among other things, research funding and significant future payments should certain development, regulatory and commercial milestones be achieved. Under our arrangement with Ono and any future corporate arrangements that we may form, our corporate collaborators may be responsible for:

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
•
exercises its rights under the agreement to terminate the collaboration, or otherwise withdraws support for, or otherwise impairs or delays development of one or more product candidates under the collaboration;
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

We have in the past and may in the future become involved in litigation or other proceedings relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

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

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of cancer and autoimmune diseases, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For more information, please see “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025.

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

We focus our research and development on product candidates for rare diseases. The FDA often approves new therapies initially for use in patients with relapsed or refractory disease. We expect to initially seek approval of our product candidates in these settings. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment. There is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials, including potentially comparative trials against approved therapies. Certain of our product candidates also target similar patient populations as autologous cell therapy product candidates, including approved autologous CAR T products. Our therapies may not be as safe and effective as approved autologous CAR T therapies and as a result, such product candidates may only be approved for patients who are ineligible for autologous CAR T therapy.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act (ACA) and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business – Government Regulation – Healthcare Reform and Other Regulatory Changes” our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025.

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

We may not be able to retain or attract qualified management, finance, scientific and clinical personnel and consultants due to the intense competition for a limited number of qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. We may also experience difficulties in attracting or retaining personnel with sufficient experience and skills in the complex and emerging field of cellular therapeutic development and manufacture to support our ongoing and planned clinical development activities. We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. We may also be subject to penalties or other liabilities if we misclassify employees as consultants. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. Further, some of the qualified personnel that we hire and recruit are not U.S. citizens. Changes to U.S. immigration policies, particularly to H-1B and other visa programs, could restrain the flow of technical and professional talent into the United States and may inhibit our ability to hire qualified personnel.

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

In December 2024, the U.S. Department of Justice issued regulations implementing Executive Order (EO) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United Stated Government-Related Data by Countries of Concern,” which became effective on April 8, 2025. These regulations prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong). In the life sciences sector, the regulations prohibit investment agreements, employment agreements, vendor agreements, and other transactions involving human genomic data and biospecimens, except where necessary for specified exempt activities. Tracking and complying with these regulations may require significant time and expense.

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

The use of artificial intelligence (AI)-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and reputational harm. Furthermore, use of AI-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property rights.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act (AI Act) imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. Likewise, in the United States, several states, including Colorado and California, passed laws to regulate various uses of AI, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Inadequate funding for the FDA, the Securities Exchange Commission (SEC), the National Institutes of Health (NIH) and other government agencies, including from government shut downs, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire, retain or deploy personnel, and substantial leadership, personnel, and policy changes or otherwise could prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result of these factors. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

If our common stock is delisted from the Nasdaq Global Market, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Our common stock is currently listed on the Nasdaq Global Market (Nasdaq), which has minimum requirements that a company must meet in order to remain listed such market, including that we maintain a minimum closing bid price of $1.00 per share. If we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, our ability to raise additional funds and the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. Our failure to be listed on Nasdaq or another national securities exchange would have a material adverse effect on the value of your investment in us.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of May 6, 2025, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 47.5% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 51.0%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Pursuant to our 2022 Stock Option and Incentive Plan (as amended and restated, the 2022 Plan) we are authorized to grant stock options and other equity-based awards to our employees, officers, directors and consultants. The 2022 Plan currently authorizes the issuance of up to 17.5 million shares. We also make equity grants to new employees joining our company pursuant to an inducement plan, and our board of directors may elect to increase the number of shares available for future grants under the inducement plan without stockholder approval. In March 2025, our board of directors approved a second amendment and restatement of the 2022 Plan, subject to stockholder approval, to increase the number of shares authorized for issuance under the 2022 Plan by 7.0 million shares, which would increase the total number of shares authorized for issuance under the 2022 Plan to 24.5 million shares. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the 2022 Plan, if our stockholders approve of any such future increase, our stockholders may experience additional dilution, and our stock price may fall.

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

Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to indicators of impairment in the period that the change becomes known. For example, during the year ended December 31, 2024, we identified an indicator of impairment of our long-lived assets due to a sustained decline in the trading price of our common stock over the preceding year, resulting in our market capitalization being below its net asset value. As a result of the fair value analysis, we recorded a $13.4 million impairment charge against property and equipment and a $1.3 million impairment charge against the right-of-use asset in the statement of operations during the year ended December 31, 2024.

We currently qualify as a “smaller reporting company” and a “non-accelerated filer,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make shares of our common stock less attractive to investors.

As a result of our public float (the market value of shares of our common stock held by non-affiliates) as of June 30, 2024, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the design and operating effectiveness of our internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act.

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

The stock market in general, and Nasdaq and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and two derivative actions were filed in the same court in June 2023 and June 2024, respectively (see “Item 3. Legal Proceedings” for a more detailed description of this matter). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

We intend to expand our clinical operations to countries other than the U.S., and are developing products for regulatory approval and sale in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may conduct clinical trials, develop, or sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape, such as supply chain disruptions and delays as a result of any new tariff policies or trade restrictions, could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China, and on April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. Also, in April 2025, the U.S. postponed the implementation of reciprocal tariffs by 90 days and increased tariffs on imports from China to a total of 145%. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult, and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (DEI) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in our facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Our facilities are located in San Diego, California, which is a seismically active region, and historically has been subject to wildfires and electrical blackouts. Earthquakes, wildfires, power outages, or other natural disasters (including due to the effects of climate change or any public health crises) could severely disrupt our operations, or the operations of third parties upon whom we depend, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our manufacturing facilities or those of our CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, clinical supplies of our NK and T-cell therapeutic product candidates, as well as the working and master cell banks from which these product candidates are manufactured, are maintained in freezers at our manufacturing facility and at third-party biorepositories. If these materials are damaged at our facility or at the facilities of our third-party repositories, including as a result of a power outage or natural disaster, clinical supply of our product candidates may be impacted and our clinical trials may be delayed. Further, any measures taken by governmental authorities or businesses in response to any public health crisis, such as quarantines, stay-at-home orders or travel restrictions, could adversely affect our business, operations, financial condition, prospects or results of operations by restricting our ability to conduct our clinical trials and research and development activities, and limiting our and our third-party manufacturers’ ability to manufacture product and forcing temporary closure of our facilities and facilities that we rely upon. The disaster recovery and business continuity plans we and our third-party biorepositories have in place currently may be limited and may not prove adequate for protecting and continuing our business in the event that our business is disrupted as a result of a public health crisis or other serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. Any insurance we maintain against such risks may not be adequate to cover losses in any particular case.

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

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1#	Amended and Restated Non-Employee Director Compensation Policy, adopted on January 16, 2025	10-K	001-36076	10.5	March 5, 2025

10.2#	Employment Agreement by and between the Registrant and Bahram Valamehr, dated March 3, 2025	10-K	001-36076	10.41	March 5, 2025

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract, or arrangement

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

Fate Therapeutics, Inc.

Date: May 13, 2025	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)