Form 10-Q
period 2025-06-30
FATE THERAPEUTICS INC
filed 2025-08-12
CIK 1434316

be

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, 115,329,697 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
Initial, interim and preliminary data from our preclinical studies or clinical trials may change as more data becomes available and are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, results from our ongoing or future clinical trials involving our product candidates may differ materially from initial, interim and preliminary data as well as previous study results.
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
•
Inadequate funding for the FDA, SEC, the National Institutes of Health and other government agencies, as well as changes in personnel at these agencies, could disrupt such agencies’ operations and, in turn, hinder our ability to develop or commercialize new products in a timely manner or otherwise negatively impact our business.
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
•
We depend on third-party suppliers, including sole source suppliers, for certain equipment and components used in the production of our product candidates, and the loss of suppliers could adversely impact our ability to conduct our clinical trials.
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
•
Global economic and market conditions, any continued and prolonged public health emergency, global geopolitical tensions, including wars and other armed conflicts, or significant political, trade, or regulatory developments in the jurisdictions in which we may develop or commercialize our product candidates or conduct our operations, could adversely impact various aspects of our business, results of operations and financial condition, and could cause disruptions to our supply chain and the development and manufacture of our product candidates.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,249	$36,056
Accounts receivable	1,395	3,539
Short-term investments	181,581	243,012
Prepaid expenses and other current assets	6,172	9,302
Total current assets	230,397	291,909
Long-term investments	26,097	27,657
Property and equipment, net	61,097	64,384
Operating lease right-of-use assets	43,814	46,508
Restricted cash	10,227	10,227
Other assets	—	9
Total assets	$371,632	$440,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,040	$9,365
Accrued expenses	18,182	21,348
CIRM award liability, current portion	795	—
Deferred revenue	—	393
Operating lease liabilities, current portion	5,656	7,416
Total current liabilities	28,673	38,522
CIRM award liability, net of current portion	5,600	5,070
Operating lease liabilities, net of current portion	75,675	77,849
Stock price appreciation milestones	320	527
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000 at June 30, 2025 and December 31, 2024; Class A Convertible Preferred shares issued and outstanding— 2,755,086 at June 30, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value; authorized shares—350,000,000 at June 30, 2025 and 250,000,000 at December 31, 2024; issued and outstanding— 114,655,067 at June 30, 2025 and 113,928,279 at December 31, 2024	115	114
Additional paid-in capital	1,730,869	1,716,335
Accumulated other comprehensive income	62	268
Accumulated deficit	(1,469,685)	(1,397,994)
Total stockholders’ equity	261,364	318,726
Total liabilities and stockholders’ equity	$371,632	$440,694

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Collaboration revenue	$1,907	$6,772	$3,536	$8,697
Operating expenses:
Research and development	27,430	34,604	56,566	66,742
General and administrative	11,445	17,251	25,218	38,106
Total operating expenses	38,875	51,855	81,784	104,848
Loss from operations	(36,968)	(45,083)	(78,248)	(96,151)
Other income (expense):
Interest income	2,921	4,827	6,257	8,976
Change in fair value of stock price appreciation milestones	(73)	1,556	207	162
Other income	50	273	93	582
Total other income	2,898	6,656	6,557	9,720
Net loss	$(34,070)	$(38,427)	$(71,691)	$(86,431)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(129)	(228)	(206)	(437)
Comprehensive loss	$(34,199)	$(38,655)	$(71,897)	$(86,868)
Net loss per common share, basic and diluted	$(0.29)	$(0.33)	$(0.61)	$(0.79)
Weighted-average common shares used to compute basic and diluted net loss per share	118,528,046	117,468,124	118,452,214	109,286,235

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Operating activities
Net loss	$(71,691)	(86,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,611	9,542
Stock-based compensation	14,535	20,611
Accretion and amortization of premiums and discounts on investments, net	(1,915)	(5,354)
Deferred revenue	(393)	(685)
Change in fair value of stock price appreciation milestones	(207)	(162)
Loss on disposal of property and equipment	(36)	—
Changes in operating assets and liabilities:
Accounts receivable	2,144	778
Prepaid expenses and other assets	3,139	1,078
Accounts payable and accrued expenses	(9,342)	(4,187)
Right-of-use assets and lease liabilities, net	(1,241)	(846)
Net cash used in operating activities	(58,396)	(65,656)
Investing activities
Proceeds from sale of property and equipment	122	—
Purchases of property and equipment	(2,558)	(137)
Purchases of investments	(99,437)	(215,001)
Maturities of investments	164,137	179,079
Net cash provided by (used in) investing activities	62,264	(36,059)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	—	295
Proceeds from public offering of common stock, net of issuance costs	—	74,531
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	19,996
Proceeds from FT819 CIRM award	—	1,940
Proceeds from FT836 CIRM award	1,325	—
Net cash provided by financing activities	1,325	96,762
Net change in cash, cash equivalents and restricted cash	5,193	(4,953)
Cash, cash equivalents and restricted cash at beginning of the period	46,283	57,047
Cash, cash equivalents and restricted cash at end of the period	$51,476	$52,094
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$993	$102

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

As of June 30, 2025, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$41,249	$36,917
Restricted cash	10,227	15,177
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$51,476	$52,094

For each of the six months ended June 30, 2025 and 2024, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $10.2 million and $15.2 million, respectively, associated with the Company’s facilities leases.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Company with the SEC on March 5, 2025. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Basic and diluted net loss per share attributable to stockholders for the three and six months ended June 30, 2025 and 2024 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(34,070)	$(38,427)	$(71,691)	$(86,431)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	114,634,372	113,574,450	114,558,540	107,010,943
Weighted-average pre-funded warrants	3,893,674	3,893,674	3,893,674	2,275,292
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	118,528,046	117,468,124	118,452,214	109,286,235
Net loss per share, basic and diluted
Basic and diluted	$(0.29)	$(0.33)	$(0.61)	$(0.79)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2025	2024
Convertible preferred stock	13,775,430	13,805,540
Outstanding options to purchase common stock	12,694,556	12,572,603
Outstanding restricted stock units	7,047,968	3,259,692
Total	33,517,954	29,637,835

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

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and preclinical development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono pursuant to which the Company is eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right. Under the 2022 Ono Amendment, aggregate estimated research and preclinical development fees were increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and preclinical development fees over the course of the joint research plan.

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

In November 2023, the Company entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, the Company achieved a $5.0 million clinical development milestone for Candidate 2 and the Company recognized such amount as revenue during the six months ended June 30, 2024.

In August 2024, the Company entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment). Under the 2024 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint research plan.

In June 2025, the Company entered into an amendment with Ono to the Ono Agreement (the 2025 Ono Amendment, and collectively with the 2022 Ono Amendment, 2023 Ono Amendment, and 2024 Ono Amendment, the Ono Amendments). Under the 2025 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased by approximately $6.5 million, for a total estimated $44.5 million in aggregate research and preclinical development fees over the course of the joint research plan. The Company will continue to receive committed funding under the joint research plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined preclinical milestone under the joint research plan.

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

In accordance with ASC 606, the Company determined that the amended transaction price for research and preclinical development under the Ono Arrangement equaled $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and preclinical development fees of $44.5 million. The Company also concluded that the milestone fee of $10.0 million paid by Ono to the Company for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. Both the upfront payment of $10.0 million and the Candidate 2 milestone fee of $10.0 million were recorded as deferred revenue and were recognized as revenue over time in conjunction with the Company’s conduct of research and preclinical development services based on actual costs incurred as a percentage of the estimated total costs expected to be incurred over the expected term of conduct of the research and preclinical development services. The Company recorded the $5.0 million prepayment of the first-year research and preclinical development fees as deferred revenue, and such fees were recognized as revenue as the research and preclinical development services were delivered.

The Company recognized revenue associated with research and preclinical development services of $1.9 million and $3.5 million under the Ono Arrangement for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized revenue associated with research and preclinical development services of $6.8 million and $8.7 million, respectively.

The Company recognized contra-research and development expense of $1.3 million and $3.3 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized contra-research and development expense of $1.1 million and $2.0 million, respectively.

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

The Company is obligated to pay MSKCC an annual license maintenance fee during the term of the agreement, milestone payments upon the achievement of specified clinical, regulatory and commercial milestones for licensed products as well as royalty payments on net sales of licensed products.

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and six months ended June 30, 2025, the Company recorded other expense of $0.1 million and other income of $0.2 million, respectively, associated with the change in fair value of the stock price appreciation milestones. During the three and six months ended June 30, 2024, the Company recorded other income of $1.6 million and $0.2 million, respectively, associated with the change in fair value of the stock price appreciation milestone. As of June 30, 2025 and December 31, 2024, the Company recorded a liability of $0.3 million and $0.5 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. As of June 30, 2025, the Company has received two disbursements under the FT819 CIRM Award in the aggregate amount of $5.1 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of June 30, 2025, the entire balance is classified as non-current as the Company does not expect any amount to be payable within the next 12 months.

FT836 CIRM Award

In January 2025, the Company was awarded $4.0 million from CIRM to support the conduct of pre-clinical and Investigational New Drug (IND)-enabling activities for FT836, and in May 2025, the Company executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, the Company is eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from May 1, 2025 to October 31, 2025 (the Award Period). Under the FT836 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports throughout the Award Period.

Following the conclusion of the Award Period, the Company, in its sole discretion, has the option to treat the FT836 CIRM Award either as a loan or as a grant. If the Company does not elect to treat the FT836 CIRM Award as a loan within 10 years of the award date, the award will be considered a grant and the Company will be obligated to pay CIRM, on a quarterly basis, a low single-digit royalty on commercial sales of FT836 until such aggregate royalty payments equal nine times the total amount awarded to the Company under the FT836 CIRM Award.

Since the Company may, at its election, repay some or all of the FT836 CIRM Award, the Company accounts for the award as a liability until the time of election. As of June 30, 2025, the Company has received one disbursement under the FT836 CIRM Award in the amount of $1.3 million. As of June 30, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $0.8 million classified as current and the remaining $0.5 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date. There were no significant realized losses on available-for-sale securities during the period. As of June 30, 2025, the Company did not intend to sell the investments in an unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2025 and December 31, 2024 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2025
Classified as current assets:
Money market fund	1 or less	$33,770	$—	$—	$33,770
U.S. Treasury debt securities	1 or less	34,724	(6)	18	34,736
Non-US government securities	1 or less	1,715	—	1	1,716
Corporate debt securities	1 or less	113,049	(29)	78	113,098
Commercial paper	1 or less	32,049	(18)	—	32,031
Total short-term investments		$215,307	$(53)	$97	$215,351
Classified as non-current assets:
Municipal securities	Greater than 1	$2,500	$—	$—	$2,500
Corporate debt securities	Greater than 1	23,579	—	18	23,597
Total long-term investments		$26,079	$—	$18	$26,097

December 31, 2024
Classified as current assets:
Money market fund	1 or less	$29,491	$—	$—	$29,491
U.S. Treasury debt securities	1 or less	40,206	(6)	91	40,291
Non-US government securities	1 or less	2,994	—	1	2,995
Municipal securities	1 or less	2,490	—	2	2,492
Corporate debt securities	1 or less	170,169	(70)	228	170,327
Commercial paper	1 or less	26,903	(10)	14	26,907
Total short-term investments		$272,253	$(86)	$336	$272,503
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,752	$(9)	$2	$9,745
Corporate debt securities	Greater than 1	17,887	(7)	32	17,912
Total long-term investments		$27,639	$(16)	$34	$27,657

As of June 30, 2025 and December 31, 2024, the Company had $2.0 million and $2.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2025
Financial assets:
Money market funds	$33,770	$33,770	$—	$—
U.S. Treasury debt securities	34,736	34,736	—	—
Non-US government securities	1,716	—	1,716	—
Municipal securities	2,500	—	2,500	—
Corporate debt securities	136,695	—	136,695	—
Commercial paper	32,031	—	32,031	—
Total financial assets measured at fair value on a recurring basis	$241,448	$68,506	$172,942	$—

Financial liabilities:
Stock price appreciation milestones	$320	$—	$—	$320
Total financial liabilities measured at fair value on a recurring basis	$320	$—	$—	$320

As of December 31, 2024
Financial assets:
Money market funds	$29,491	$29,491	$—	$—
U.S. Treasury debt securities	50,036	50,036	—	—
Non-U.S. government securities	2,995	—	2,995	—
Municipal securities	2,492	—	2,492	—
Corporate debt securities	188,239	—	188,239	—
Commercial paper	26,907	—	26,907	—
Total assets measured at fair value on a recurring basis	$300,160	$79,527	$220,633	$—

Financial liabilities:
Stock price appreciation milestones	$527	$—	$—	$527
Total financial liabilities measured at fair value on a recurring basis	$527	$—	$—	$527

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

There were no Level 3 assets held by the Company as of June 30, 2025.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the six months ended June 30, 2025 (in thousands):

Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(280)
Balance at March 31, 2025	$247
Changes in fair value of stock price appreciation milestones liability	73
Balance at June 30, 2025	$320

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	1,394
Balance at March 31, 2024	$2,740
Changes in fair value of stock price appreciation milestones liability	(1,556)
Balance at June 30, 2024	$1,184

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$7,119	$9,710
Accrued clinical trial related costs	6,191	5,279
Accrued other	4,872	6,359
Total current accrued expenses	$18,182	$21,348

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

As of June 30, 2025, future undiscounted minimum contractual payments under the Company’s operating leases were $126.2 million, which will be paid over a remaining weighted-average lease term of 10.4 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of June 30, 2025 are as follows (in thousands):

Operating Lease Payments
Remaining 2025	$6,875
2026	11,050
2027	11,382
2028	10,293
2029	10,602
2030	10,920
Thereafter	65,056
Total undiscounted lease payments	$126,178
Less: imputed interest	(44,847)
Total lease liability	$81,331

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

As of June 30, 2025, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended June 30, 2025:

	Number of Options	Weighted- Average Price
Balance at December 31, 2024	10,722,674	$10.99
Granted	3,555,400	1.30
Exercised	(832)	1.32
Cancelled	(1,582,686)	7.83
Balance at June 30, 2025	12,694,556	$8.67

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2024	6,214,064	$15.50
Granted	2,298,070	1.31
Vested	(725,956)	23.34
Cancelled	(738,210)	9.22
Balance at June 30, 2025	7,047,968	$10.72

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,821	$5,237	$7,698	$10,953
General and administrative	3,333	4,393	6,837	9,658
Total	$7,154	$9,630	$14,535	$20,611

As of June 30, 2025, the unrecognized compensation cost related to outstanding options was $8.6 million and is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

As of June 30, 2025, the unrecognized compensation cost related to restricted stock units was $21.8 million which is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.4%	3.9%
Expected volatility	90.2%	87.1%
Expected term (in years)	6.2	6.4
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2025 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	2,755,086	$3	113,928,279	$114	$1,716,335	$268	$(1,397,994)	$318,726
Issuance of common stock upon vesting of restricted stock units	—	—	675,631	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,381	—	—	7,381
Unrealized loss on investments	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(37,621)	(37,621)
Balance at March 31, 2025	2,755,086	$3	114,603,910	$115	$1,723,715	$191	$(1,435,615)	$288,409
Exercise of stock options, net of issuance costs	—	—	832	—	—	—	—	832
Issuance of common stock upon vesting of restricted stock units	—	—	50,325	—	—	—	—	50,325
Stock-based compensation	—	—	—	—	7,154	—	—	7,154
Unrealized loss on investments	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2025	2,755,086	$3	114,655,067	$115	$1,730,869	$62	$(1,469,685)	$261,364

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2024 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,761,108	$3	98,627,076	$99	$1,580,032	$15	$(1,211,732)	$368,417
Exercise of stock options, net of issuance costs	—	—	45,438	—	299	—	—	299
Issuance of common stock upon vesting of restricted stock units	—	—	580,974	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,981	—	—	10,981
Public offering of common stock, net of issuance costs	—	—	14,545,454	15	74,620	—	—	74,635
Private placement of pre-funded warrants, net of issuance costs	—	—	—	—	19,996	—	—	19,996
Unrealized loss on investments	—	—	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	—	—	(48,004)	(48,004)
Balance at March 31, 2024	2,761,108	$3	113,798,942	$114	$1,685,928	$(194)	$(1,259,736)	$426,115
Exercise of stock options, net of issuance costs	—	—	—	—	(4)	—	—	(4)
Issuance of common stock upon vesting of restricted stock units	—	—	50,615	—	—	—	—	—
Conversion of preferred shares to common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,630	—	—	9,630
Public offering of common stock, net of issuance costs	—	—	—	—	(104)	—	—	(104)
Unrealized loss on investments	—	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	—	(38,427)	(38,427)
Balance at June 30, 2024	2,761,108	$3	113,849,557	$114	$1,695,450	$(422)	$(1,298,163)	$396,982

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$1,907	$6,772	$3,536	$8,697
Less:
Personnel costs	10,682	10,654	22,386	22,958
Clinical programs	5,778	6,512	12,061	11,698
Research activities	1,870	3,807	4,306	6,529
Facilities costs	5,884	7,028	11,964	13,662
Other segment expenses (1)	14,661	23,854	31,067	50,001
Total operating expenses	38,875	51,855	81,784	104,848
Loss from operations	(36,968)	(45,083)	(78,248)	(96,151)
Other income (expense):
Interest income	(2,921)	(4,827)	(6,257)	(8,976)
Change in fair value of stock price appreciation milestones	73	(1,556)	(207)	(162)
Other income	(50)	(273)	(93)	(582)
Total other income	(2,898)	(6,656)	(6,557)	(9,720)
Net loss	$(34,070)	$(38,427)	$(71,691)	$(86,431)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general & administrative expenses, and corporate expenses.

10. Subsequent Events

Corporate Restructuring

In August 2025, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, and extend cash runway. In connection with the restructuring, the Company committed to a reduction in total workforce by approximately 12%. Affected employees were informed on August 12, 2025. The Company expects the reduction in force to be completed during the third quarter of 2025, and that it will incur charges of approximately $0.9 million to $1.2 million for severance and other employee termination-related costs during the third quarter of 2025. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, its workforce reduction.

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

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, the companies expanded the scope of the collaboration to include the research and development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, we granted to Ono, during a specified period of time, a preclinical option to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to develop and commercialize Candidate 3 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono under which we are eligible to share at least 50% of the profits and losses. We maintained worldwide rights of manufacture for Candidate 3. Under the

2022 Ono Amendment, aggregate estimated research and development fees were increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and development fees over the course of the joint development plan.

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

In November 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and development fees payable to us by Ono were increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and development fees over the course of the joint development plan.

In August 2024, we entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment). Under the 2024 Ono Amendment, aggregate estimated research and preclinical development fees payable to us by Ono were increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint research plan.

In June 2025, we entered into an amendment with Ono to the Ono Agreement (the 2025 Ono Amendment and collectively with the 2024 Ono Amendment, 2023 Ono Amendment, and 2022 Ono Amendment, the Ono Amendments). Under the 2025 Ono Amendment, aggregate estimated research and preclinical development fees payable to us by Ono were increased by approximately $6.5 million, for a total estimated $44.5 million in aggregate research and preclinical development fees over the course of the joint research plan.

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) as a revenue contract under ASC 606. The amended transaction price under the Ono Arrangement was determined to be $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and development fees of $44.5 million. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a license to certain of our intellectual property subject to certain conditions, our conduct of research services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research services are performed.

During the three and six months ended June 30, 2025, we recognized $1.9 million and $3.5 million of collaboration revenue, respectively, and $1.3 million and $3.3 million of contra-research and development expense, respectively, under the Ono Arrangement. During the three and six months ended June 30, 2024, we recognized $6.8 million and $8.7 million of collaboration revenue, respectively, and $1.1 million and $2.0 million of contra-research and development expense, respectively, under the Ono Arrangement.

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

We plan to continue to significantly invest in our current level of research and development activities for the foreseeable future as we continue the clinical and preclinical development and manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono and University of Minnesota. Our current planned research and development activities over the next twelve months consist primarily of the following:

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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, a continued and prolonged public health emergency, and global geopolitical tensions, including wars and other armed conflicts on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. As of June 30, 2025, we have received two disbursements under the award in the aggregate amount of $5.1 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of June 30, 2025, the entire balance is classified as non-current as we do not expect any amount to be payable within the next 12 months.

FT836 CIRM Award

In January 2025, we were awarded $4.0 million from the California Institute for Regenerative Medicine (CIRM) to support the conduct of pre-clinical and Investigational New Drug (IND)-enabling activities for FT836, and in May 2025, we executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, we are eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from May 1, 2025 to October 31, 2025 (the Award Period). Under the FT836 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM progress and financial update reports throughout the Award Period.

Following the conclusion of the Award Period, we, in our sole discretion, have the option to treat the FT836 CIRM Award either as a loan or as a grant. If we do not elect to treat the FT836 CIRM Award as a loan within 10 years of the award date, the award will be considered a grant and we will be obligated to pay CIRM, on a quarterly basis, a low single-digit royalty on commercial sales of FT836 until such aggregate royalty payments equal nine times the total amount awarded to us under the FT836 CIRM Award.

Since we may, at our election, repay some or all of the FT836 CIRM Award, we account for the award as a liability until the time of election. As of June 30, 2025, we have received one disbursement under the FT836 CIRM Award in the amount of $1.3 million. As of June 30, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $0.8 million classified as current and the remaining $0.5 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2025.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Increase/
	2025	2024	(Decrease)
Collaboration revenue	$1,907	$6,772	$(4,865)
Research and development expense	27,430	34,604	(7,174)
General and administrative expense	11,445	17,251	(5,806)
Total other income	2,898	6,656	(3,758)

Collaboration Revenue. During the three months ended June 30, 2025 and 2024, we recognized revenue of $1.9 million and $6.8 million, respectively, under our collaboration agreement with Ono. The decrease in collaboration revenue was primarily due to our achievement of a clinical development milestone during the three months ended June 30, 2024, resulting in the recognition of $5.0 million in revenue during that period.

Research and development expenses. Research and development expenses were $27.4 million for the three months ended June 30, 2025, compared to $34.6 million for the three months ended June 30, 2024. The decrease in research and development expenses was attributable primarily to the following:

•
$2.1 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates;
•
$1.5 million decrease in depreciation expense;
•
$1.4 million decrease in employee stock-based compensation expense; and
•
$1.1 million decrease in sub-licensing fees.

General and administrative expenses. General and administrative expenses were $11.4 million for the three months ended June 30, 2025, compared to $17.3 million for the three months ended June 30, 2024. The decrease in general and administrative expenses was attributable primarily to a $4.4 million decrease in patent and legal expenses and a $1.2 million decrease in employee compensation and benefits expense, including a $1.1 million decrease in employee stock-based compensation expense.

Other income (expense), net. Other income (expense), net was $2.9 million and $6.7 million for the three months ended June 30, 2025 and 2024, respectively. During the three months ended June 30, 2025, we recorded $0.1 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended June 30, 2025 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended June 30, 2024, we recorded $1.6 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended June 30, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,		Increase/
	2025	2024	(Decrease)
Collaboration revenue	$3,536	$8,697	$(5,161)
Research and development expense	56,566	66,742	(10,176)
General and administrative expense	25,218	38,106	(12,888)
Total other income	6,557	9,720	(3,163)

Collaboration Revenue. During the six months ended June 30, 2025 and 2024, we recognized revenue of $3.5 million and $8.7 million, respectively, under our collaboration agreement with Ono. The decrease in collaboration revenue was primarily due to our achievement of a clinical development milestone during the six months ended June 30, 2024, resulting in the recognition of $5.0 million in revenue during that period.

Research and development expenses. Research and development expenses were $56.6 million for the six months ended June 30, 2025, compared to $66.7 million for the six months ended June 30, 2024. The decrease in research and development expenses was attributable primarily to the following:

•
$3.2 million decrease in employee stock-based compensation expense;
•
$2.9 million decrease in depreciation expense;
•
$2.1 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates; and
•
$1.1 million decrease in sub-licensing fees.

General and administrative expenses. General and administrative expenses were $25.2 million for the six months ended June 30, 2025, compared to $38.1 million for the six months ended June 30, 2024. The decrease in general and administrative expenses was attributable primarily to a $9.8 million decrease in patent and legal expenses and a $3.4 million decrease in employee compensation and benefits expense, including a $2.8 million decrease in employee stock-based compensation expense.

Other income (expense), net. Other income (expense), net was $6.6 million and $9.7 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we recorded $0.2 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the six months ended June 30, 2025 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the six months ended June 30, 2024, we recorded $0.2 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the six months ended June 30, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2025, we had an accumulated deficit of $1.5 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the six months ended June 30, 2025, cash used in operating activities was $58.4 million and primarily consisted of a net loss of $71.2 million adjusted for non-cash items including stock-based compensation of $14.5 million and depreciation and amortization of $6.6 million.

During the six months ended June 30, 2024, cash used in operating activities was $65.7 million and primarily consisted of a net loss of $86.4 million adjusted for non-cash items including stock-based compensation of $20.6 million and depreciation and amortization of $9.5 million.

Investing Activities

During the six months ended June 30, 2025, investing activities provided cash of $62.3 million compared to cash used by investing activities of $36.1 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we purchased $99.4 million of investments, which were offset by $164.1 million in maturities of investments. During the six months ended June 30, 2024, we purchased $215.0 million of investments, which were offset by $179.1 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2025, financing activities provided cash of $1.3 million from proceeds of the FT836 CIRM award.

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

From our inception through June 30, 2025, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2025, we had aggregate cash and cash equivalents and investments of $248.9 million.

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

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and wars or other armed conflicts. We expect to finance our capital requirements in the foreseeable future through the sale of public or private equity, debt securities, or through existing or future potential collaborations. However, additional capital may not be available to us on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the research, manufacture or development of one or more of our product candidates. If we do raise additional funds through the issuance of additional equity or debt securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. Additionally, if we incur indebtedness, we may become subject to financial or other covenants that could adversely restrict, impair or affect our ability to conduct our business, such as requiring us to relinquish rights to certain of our product candidates or technologies or limiting our ability to acquire, sell or license intellectual property rights or incur additional debt. Any of these events could significantly harm our business, operations, financial condition and prospects. In addition, the full impact of inflation rates, global political and economic instability, a continued and prolonged public health emergency, and wars and other armed conflicts, on our business, operations, financial condition and prospects, and on the global economy, are currently unknown and difficult to predict, and these events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the individual serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

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
•
clinicians’ and patients’ and parents’ (for juvenile patients) perceptions as to the potential risks and benefits of the product candidate under study, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States, or with our chimeric antigen receptor (CAR) T-cell therapies broadly following FDA’s investigation into reports of T-cell malignancies for B-cell maturation antigen (BCMA)- and CD19-directed autologous CAR T cell therapies, and perceived risks associated with the novel use of cell therapies for the treatment of autoimmune diseases, where there are no FDA-approved cell therapies and limited clinical precedent;
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

Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. For example, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. To date, there are relatively few approved cell therapies as treatments for cancer, and no cell-based therapies have been approved for commercial use for the treatment of an autoimmune disease. Currently, all approved CAR T-cell immunotherapies are in oncology indications, and there can be no assurance that the FDA will find the risks of treatment with cell therapy acceptable in other indications, such as autoimmune diseases. The development of any cell therapy may be placed on hold by the FDA upon the detection of any unexpected safety event to evaluate the potential relevance of such novel technology to the occurrence of such safety event, highlighting the technical and regulatory risk of working with new technology. As a result, the regulatory approval process for product candidates such as ours is uncertain and may be more expensive and take longer than the approval process for cell therapy product candidates based on other, better known or more extensively studied technologies and therapeutic approaches.

Regulatory requirements in the United States and in other countries governing the development of cell therapy products and therapeutic products created with gene editing technology have changed frequently and the FDA or other regulatory bodies may change the requirements, or identify different regulatory pathways, for approval for any of our product candidates. For example, as regulatory expectations regarding cell therapy products and products created with gene editing technology continue to evolve, the FDA could require additional testing or new testing of products created with gene editing technology, including our product candidates, and any such additional FDA requirements for approval for any of our product candidates may adversely impact or slow development of our product candidates. The FDA previously established the Office of Tissues and Advanced Therapies (OTAT) within the Center for Biologics Evaluation and Research (CBER) to consolidate the review of cell therapy and related products, and to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (OTP) and elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload and new commitments under the Prescription Drug User Fee Act agreement for fiscal years 2023-2027. It is possible that over time and with new leadership direction at the FDA that new or different divisions may be established or be granted the responsibility for regulating cell and/or gene therapy products, including iPSC-derived cell products made with gene editing technology, such as ours. The regulatory review divisions and committees, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies or clinical trials, and delay or prevent development, approval, and commercialization of our product candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

As of June 30, 2025, our cash, cash equivalents, and investments were $248.9 million. We intend to use our cash, cash equivalents, investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2025, we had an accumulated deficit of $1.5 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. For example, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. FDA’s investigation into CAR T-cell therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Additional changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges and fraud and abuse and enforcement. Continued implementation of the Affordable Care Act (ACA) and the passage of additional laws and regulations may result in the expansion of new programs such as Medicare payment for performance initiatives, and may impact existing government healthcare programs, such as by improving the physician quality reporting system and feedback program. For more information regarding the risks related to recently enacted and future legislation please see “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2025.

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

The growing legislative and enforcement interest in the United States with respect to drug pricing practices has resulted in several U.S. Congressional inquiries and federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs, and review the relationship between pricing and manufacturer patient programs. The Inflation Reduction Act of 2022 (the IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

Our product candidates are designed and are being developed as therapeutic entities for use as cellular immunotherapies, and all of our current product candidates are based on our novel iPSC product platform. Additionally, some of our product candidates utilize novel genome editing technologies. To date, there is limited clinical trial experience testing iPSC-derived therapeutic product candidates using genome edited cells. The fields of cellular and genome edited therapies are evolving, and as more therapeutic product candidates derived from pluripotent and genome edited cells are reviewed by regulatory authorities, regulatory authorities may impose additional requirements for approval that were not previously anticipated. There have also been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. Additionally, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. There can be no assurance that any product candidates developed from or related to our iPSC product platform or any of our research programs will not cause severe or undesirable side effects or result in significant delays or unanticipated costs, or that such development problems can be solved. Any adverse developments in the fields of cellular immunotherapy or genome edited therapy, such as FDA’s investigation into CAR T-cell therapies and other similar actions, could negatively affect our ability to develop and commercialize our product candidates.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result of these factors. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

As of August 5, 2025, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 53.2% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 56.2%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Pursuant to our 2022 Stock Option and Incentive Plan (as amended and restated, the 2022 Plan) we are authorized to grant stock options and other equity-based awards to our employees, officers, directors and consultants. The 2022 Plan currently authorizes the issuance of up to 24.5 million shares following stockholder approval of an increase in the number of shares authorized for issuance under the 2022 Plan in May 2025. We also make equity grants to new employees joining our company pursuant to our inducement plan, and our board of directors may elect to increase the number of shares available for future grants under the inducement plan without stockholder approval. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the 2022 Plan, if our stockholders approve of any such future increase, our stockholders may experience additional dilution, and our stock price may fall.

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

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business, regulatory and other factors beyond our control, such as the rate of unemployment, rate of inflation, the number of uninsured persons in the United States, political influences and inflationary pressures, and fluctuations in costs, particularly due to changes in labor costs and material costs. For example, an overall decrease in or loss of insurance coverage among individuals in the United States due to high levels of unemployment, underemployment or the repeal of certain provisions of the ACA and changes to other federal healthcare programs may decrease the demand for healthcare services and pharmaceuticals. These changes could adversely impact our clinical trial recruitment, particularly in underserved populations. In addition, if fewer patients are seeking medical care because they do not have insurance coverage or are unable to obtain medical care for their conditions due to resource constraints on the healthcare system, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected. In addition, if we are unable to manage cost fluctuations and inflationary pressures, including prices of materials, costs of labor, it may adversely impact our operating performance, expenses and results.

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

We intend to expand our clinical operations to countries other than the U.S., and are developing products for regulatory approval and sale in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may conduct clinical trials, develop, or sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape, such as supply chain disruptions and delays as a result of any new tariff policies or trade restrictions, could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in early 2025, the U.S. imposed and adjusted a series of tariffs on imports from key trading partners, including Canada, Mexico, China and the European Union. Since then, tariff activity has continued to escalate, with new rounds of increases, expanded coverage to additional goods and materials, pauses, and shifting implementation timelines. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, the One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. The OBBBA further provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. It cannot be predicted whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	May 30, 2025

3.5	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.7	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1#	Second Amended and Restated 2022 Stock Option and Incentive Plan and form agreements thereunder	8-K	001-36076	10.1	May 30, 2025

10.2†	Amendment No. 5 to Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd, dated June 13, 2025	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

# Indicates a management contract or any compensatory plan, contract, or arrangement

† Certain provisions of this Exhibit have been omitted as confidential information.

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

Fate Therapeutics, Inc.

Date: August 12, 2025	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)