Form 10-Q
period 2025-09-30
FATE THERAPEUTICS INC
filed 2025-11-13
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, 115,352,289 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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
•
We face significant competition in an environment of rapid technological change from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively, including with respect to the recruitment of patients and investigative sites to participate in our clinical trials.
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
•
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business and adversely impact our operations.
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
•
Global economic and market conditions, any continued and prolonged public health emergency, global geopolitical tensions, including wars and other armed conflicts, or significant political, trade, economic or regulatory developments in the jurisdictions in which we may develop or commercialize our product candidates or conduct our operations, could adversely impact various aspects of our business, results of operations and financial condition, and could cause disruptions to our supply chain and the development and manufacture of our product candidates.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,622	$36,056
Accounts receivable	682	3,539
Short-term investments	174,801	243,012
Prepaid expenses and other current assets	5,146	9,302
Total current assets	221,251	291,909
Long-term investments	10,305	27,657
Property and equipment, net	59,475	64,384
Operating lease right-of-use assets	42,413	46,508
Restricted cash	10,227	10,227
Other assets	—	9
Total assets	$343,671	$440,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,504	$9,365
Accrued expenses	17,571	21,348
CIRM award liability, current portion	2,280	—
Deferred revenue	5	393
Operating lease liabilities, current portion	4,751	7,416
Total current liabilities	28,111	38,522
CIRM award liability, net of current portion	6,590	5,070
Operating lease liabilities, net of current portion	74,494	77,849
Stock price appreciation milestones	410	527
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares— 5,000,000 at September 30, 2025 and December 31, 2024; Class A Convertible Preferred shares issued and outstanding— 2,755,086 at September 30, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value; authorized shares— 350,000,000 at September 30, 2025 and 250,000,000 at December 31, 2024; issued and outstanding— 115,336,697 at September 30, 2025 and 113,928,279 at December 31, 2024	115	114
Additional paid-in capital	1,735,730	1,716,335
Accumulated other comprehensive income	153	268
Accumulated deficit	(1,501,935)	(1,397,994)
Total stockholders’ equity	234,066	318,726
Total liabilities and stockholders’ equity	$343,671	$440,694

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Collaboration revenue	$1,741	$3,074	$5,277	$11,771
Operating expenses:
Research and development	25,838	34,650	82,404	101,392
General and administrative	10,638	20,801	35,856	58,907
Total operating expenses	36,476	55,451	118,260	160,299
Loss from operations	(34,735)	(52,377)	(112,983)	(148,528)
Other income (expense):
Interest income	2,575	4,438	8,832	13,414
Change in fair value of stock price appreciation milestones	(90)	(13)	117	149
Other income	—	274	93	856
Total other income	2,485	4,699	9,042	14,419
Net loss	$(32,250)	$(47,678)	$(103,941)	$(134,109)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	91	1,257	(115)	820
Comprehensive loss	$(32,159)	$(46,421)	$(104,056)	$(133,289)
Net loss per common share, basic and diluted	$(0.27)	$(0.40)	$(0.88)	$(1.19)
Weighted-average common shares used to compute basic and diluted net loss per share	118,998,693	117,769,161	118,636,375	112,305,430

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
Operating activities
Net loss	$(103,941)	(134,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,838	14,149
Stock-based compensation	19,396	32,376
Accretion and amortization of premiums and discounts on investments, net	(2,725)	(7,550)
Deferred revenue	(389)	(685)
Change in fair value of stock price appreciation milestones	(117)	(149)
(Gain) loss on disposal of property and equipment	(36)	942
Changes in operating assets and liabilities:
Accounts receivable	2,857	(1,701)
Prepaid expenses and other assets	4,165	5,294
Accounts payable and accrued expenses	(9,892)	(2,316)
Right-of-use assets and lease liabilities, net	(1,926)	(1,326)
Net cash used in operating activities	(82,770)	(95,075)
Investing activities
Proceeds from sale of property and equipment	125	—
Purchases of property and equipment	(4,761)	(632)
Purchases of investments	(157,412)	(279,745)
Maturities of investments	245,584	269,779
Net cash provided by (used in) investing activities	83,536	(10,598)
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	—	295
Proceeds from public offering of common stock, net of issuance costs	—	74,531
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	19,996
Proceeds from FT819 CIRM award	—	1,940
Proceeds from FT836 CIRM award	3,800	—
Net cash provided by financing activities	3,800	96,762
Net change in cash, cash equivalents and restricted cash	4,566	(8,911)
Cash, cash equivalents and restricted cash at beginning of the period	46,283	57,047
Cash, cash equivalents and restricted cash at end of the period	$50,849	$48,136
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$398	$16

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

As of September 30, 2025, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Corporate Restructuring

In August 2025, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, and extend cash runway. In connection with the restructuring, the Company committed to a reduction in total workforce. Affected employees were informed on August 12, 2025. The Company incurred charges of $1.1 million during the three months ended September 30, 2025 for severance and other employee termination-related costs. As of September 30, 2025, all restructuring and related expenses have been fully recognized and paid by the Company.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$40,622	$37,909
Restricted cash	10,227	10,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$50,849	$48,136

For each of the nine months ended September 30, 2025 and 2024, the restricted cash balance includes a cash-collateralized irrevocable standby letter of credit for $10.2 million associated with the Company’s facilities leases.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed by the Company with the SEC on March 5, 2025. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Basic and diluted net loss per share attributable to stockholders for the three and nine months ended September 30, 2025 and 2024 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(32,250)	$(47,678)	$(103,941)	$(134,109)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	115,105,019	113,875,487	114,742,701	109,486,740
Weighted-average pre-funded warrants	3,893,674	3,893,674	3,893,674	2,818,690
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	118,998,693	117,769,161	118,636,375	112,305,430
Net loss per share, basic and diluted
Basic and diluted	$(0.27)	$(0.40)	$(0.88)	$(1.19)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2025	2024
Convertible preferred stock	13,775,430	13,805,540
Outstanding options to purchase common stock	12,597,399	11,238,387
Outstanding restricted stock units	6,647,093	6,207,574
Total	33,019,922	31,251,501

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

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, the Company achieved a $5.0 million clinical development milestone for Candidate 2 and recognized such amount as revenue during the nine months ended September 30, 2024.

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

The Ono Agreement will terminate with respect to a Candidate if Ono does not exercise its development option for the applicable Candidate within the option period, or in its entirety if Ono does not exercise any of its development options for the Candidates within their respective option periods. In addition, either party may terminate the Ono Agreement in the event of breach, insolvency or patent challenges by the other party; provided, that Ono may terminate the Ono Agreement in its sole discretion (x) on a Candidate-by-Candidate basis at any time after the second anniversary of the effective date of the Ono Agreement or (y) on a Candidate-by-Candidate or country-by-country basis at any time after the expiration of the development option period, subject to certain limitations. The Ono Agreement will expire on a Candidate-by-Candidate and country-by-country basis upon the expiration of the applicable royalty term, or in its entirety upon the expiration of all applicable payment obligations under the agreement.

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

The Company recognized revenue associated with research and preclinical development services of $1.7 million and $5.3 million under the Ono Arrangement for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized revenue associated with research and preclinical development services of $3.1 million and $11.8 million, respectively.

The Company recognized contra-research and development expense of $1.3 million and $4.5 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized contra-research and development expense of $1.7 million and $3.6 million, respectively.

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

The following table summarizes the common stock multiples and the stock price appreciation milestone payments under the terms of the Amended MSKCC License:

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2025, the Company recorded other expense of $0.1 million and other income of $0.1 million, respectively, associated with the change in fair value of the stock price appreciation milestones. During the three and nine months ended September 30, 2024, the Company recorded expense of $0.1 million and other income of $0.1 million, respectively, associated with the change in fair value of the stock price appreciation milestone. As of September 30, 2025 and December 31, 2024, the Company recorded a liability of $0.4 million and $0.5 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. As of September 30, 2025, the Company has received two disbursements under the FT819 CIRM Award in the aggregate amount of $5.1 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of September 30, 2025, the entire balance is classified as non-current as the Company does not expect any amount to be payable within the next 12 months.

FT836 CIRM Award

In January 2025, the Company was awarded $4.0 million from CIRM to support the conduct of preclinical and Investigational New Drug (IND)-enabling activities for FT836, and in May 2025, the Company executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, the Company is eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from May 1, 2025 to October 31, 2025 (the Award Period). Under the FT836 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports throughout the Award Period.

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

Since the Company may, at its election, repay some or all of the FT836 CIRM Award, the Company accounts for the award as a liability until the time of election. As of September 30, 2025, the Company has received three disbursements under the FT836 CIRM Award in the aggregate amount of $3.8 million. As of September 30, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $2.3 million classified as current and the remaining $1.5 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date. There were no significant realized losses on available-for-sale securities during the period ended September 30, 2025. As of September 30, 2025, the Company did not intend to sell the investments in an unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2025 and December 31, 2024 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2025
Classified as current assets:
Money market fund	1 or less	$23,316	$—	$—	$23,316
U.S. Treasury debt securities	1 or less	41,672	—	33	41,705
Non-US government securities	1 or less	3,227	—	3	3,230
Corporate debt securities	1 or less	101,309	(13)	116	101,412
Commercial paper	1 or less	34,416	(3)	13	34,426
Total short-term investments		$203,940	$(16)	$165	$204,089
Classified as non-current assets:
Corporate debt securities	Greater than 1	10,301	—	4	10,305
Total long-term investments		$10,301	$—	$4	$10,305

December 31, 2024
Classified as current assets:
Money market fund	1 or less	$29,491	$—	$—	$29,491
U.S. Treasury debt securities	1 or less	40,206	(6)	91	40,291
Non-US government securities	1 or less	2,994	—	1	2,995
Municipal securities	1 or less	2,490	—	2	2,492
Corporate debt securities	1 or less	170,169	(70)	228	170,327
Commercial paper	1 or less	26,903	(10)	14	26,907
Total short-term investments		$272,253	$(86)	$336	$272,503
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,752	$(9)	$2	$9,745
Corporate debt securities	Greater than 1	17,887	(7)	32	17,912
Total long-term investments		$27,639	$(16)	$34	$27,657

As of September 30, 2025 and December 31, 2024, the Company had $1.4 million and $2.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2025
Financial assets:
Money market funds	$23,316	$23,316	$—	$—
U.S. Treasury debt securities	41,705	41,705	—	—
Non-US government securities	3,230	—	3,230	—
Corporate debt securities	111,717	—	111,717	—
Commercial paper	34,426	—	34,426	—
Total financial assets measured at fair value on a recurring basis	$214,394	$65,021	$149,373	$—

Financial liabilities:
Stock price appreciation milestones	$410	$—	$—	$410
Total financial liabilities measured at fair value on a recurring basis	$410	$—	$—	$410

As of December 31, 2024
Financial assets:
Money market funds	$29,491	$29,491	$—	$—
U.S. Treasury debt securities	50,036	50,036	—	—
Non-U.S. government securities	2,995	—	2,995	—
Municipal securities	2,492	—	2,492	—
Corporate debt securities	188,239	—	188,239	—
Commercial paper	26,907	—	26,907	—
Total assets measured at fair value on a recurring basis	$300,160	$79,527	$220,633	$—

Financial liabilities:
Stock price appreciation milestones	$527	$—	$—	$527
Total financial liabilities measured at fair value on a recurring basis	$527	$—	$—	$527

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

There were no Level 3 assets held by the Company as of September 30, 2025.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the nine months ended September 30, 2025 (in thousands):

Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(280)
Balance at March 31, 2025	$247
Changes in fair value of stock price appreciation milestones liability	73
Balance at June 30, 2025	$320
Changes in fair value of stock price appreciation milestones liability	90
Balance at September 30, 2025	$410

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	1,394
Balance at March 31, 2024	$2,740
Changes in fair value of stock price appreciation milestones liability	(1,556)
Balance at June 30, 2024	$1,184
Changes in fair value of stock price appreciation milestones liability	13
Balance at September 30, 2024	$1,197

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$7,395	$9,710
Accrued clinical trial related costs	6,319	5,279
Accrued other	3,857	6,359
Total current accrued expenses	$17,571	$21,348

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

In October 2024, the Company exercised its right of early termination for its Torrey Pines operating lease, which consists of 72,000 square feet of office, laboratory, and Good Manufacturing Practice (GMP) space. In connection with such exercise, the Company paid $2.5 million to its landlord during the year ended December 31, 2024. Termination of the lease, which previously extended through December 31, 2028, took effect on October 31, 2025. The Company accounted for this transaction as a modification to the lease agreement, which reduced the ROU asset and corresponding lease liability balances as of December 31, 2024 in connection with such transaction.

As of September 30, 2025, future undiscounted minimum contractual payments under the Company’s operating leases were $122.4 million, which will be paid over a remaining weighted-average lease term of 10.3 years. The weighted-average discount rate for the operating lease liabilities was 8.4%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of September 30, 2025 are as follows (in thousands):

Operating Lease Payments
Remaining 2025	$3,075
2026	11,050
2027	11,382
2028	10,293
2029	10,602
2030	10,920
Thereafter	65,056
Total undiscounted lease payments	$122,378
Less: imputed interest	(43,133)
Total lease liability	$79,245

8. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of Class A Convertible Preferred Stock, $0.001 par value per share (the Class A Preferred), at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the Nasdaq Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. In April 2023, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock which amends the definition of Beneficial Ownership Limitation to be 14.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to a Notice of Conversion. In April 2023, 33,441 shares of Class A Preferred were converted into 167,205 shares of the Company’s common stock. In December 2024, 6,022 shares of the Class A Preferred were converted into 30,110 shares of the Company’s common stock. In July 2025, Redmile provided the Company with notice of its intent to increase the Redmile Percentage Limitation from 9.99% to 14.99%, which became effective on August 31, 2025.

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

As of September 30, 2025, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended September 30, 2025:

	Number of Options	Weighted- Average Price
Balance at December 31, 2024	10,722,674	$10.99
Granted	3,690,400	1.29
Exercised	(832)	1.32
Cancelled	(1,814,843)	7.45
Balance at September 30, 2025	12,597,399	$8.66

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2024	6,214,064	$15.50
Granted	3,395,020	1.20
Vested	(1,407,586)	15.79
Cancelled	(1,554,405)	7.59
Balance at September 30, 2025	6,647,093	$9.98

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,448	$5,295	$10,146	$16,248
General and administrative	2,413	6,470	9,250	16,128
Total	$4,861	$11,765	$19,396	$32,376

As of September 30, 2025, the unrecognized compensation cost related to outstanding options was $6.8 million and is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

As of September 30, 2025, the unrecognized compensation cost related to restricted stock units was $14.9 million which is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.4%	3.9%
Expected volatility	90.4%	87.1%
Expected term (in years)	6.2	6.4
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2025 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	2,755,086	$3	113,928,279	$114	$1,716,335	$268	$(1,397,994)	$318,726
Issuance of common stock upon vesting of restricted stock units	—	—	675,631	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,381	—	—	7,381
Unrealized loss on investments	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(37,621)	(37,621)
Balance at March 31, 2025	2,755,086	$3	114,603,910	$115	$1,723,715	$191	$(1,435,615)	$288,409
Exercise of stock options, net of issuance costs	—	—	832	—	—	—	—	832
Issuance of common stock upon vesting of restricted stock units	—	—	50,325	—	—	—	—	50,325
Stock-based compensation	—	—	—	—	7,154	—	—	7,154
Unrealized loss on investments	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2025	2,755,086	$3	114,655,067	$115	$1,730,869	$62	$(1,469,685)	$261,364
Issuance of common stock upon vesting of restricted stock units	—	—	681,630	—	—	—	—	681,630
Stock-based compensation	—	—	—	—	4,861	—	—	4,861
Unrealized gain on investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(32,250)	(32,250)
Balance at September 30, 2025	2,755,086	$3	115,336,697	$115	$1,735,730	$153	$(1,501,935)	$234,066

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$1,741	$3,074	$5,277	$11,771
Less:
Personnel costs	10,997	10,420	33,383	33,378
Clinical programs	6,065	7,343	18,126	19,041
Research activities	1,100	4,596	5,406	11,125
Facilities costs	6,113	6,785	18,078	20,446
Other segment expenses (1)	12,201	26,307	43,267	76,309
Total operating expenses	36,476	55,451	118,260	160,299
Loss from operations	(34,735)	(52,377)	(112,983)	(148,528)
Other income (expense):
Interest income	2,575	4,438	8,832	13,414
Change in fair value of stock price appreciation milestones	(90)	(13)	117	149
Other income	—	274	93	856
Total other income	2,485	4,699	9,042	14,419
Net loss	$(32,250)	$(47,678)	$(103,941)	$(134,109)

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

We were incorporated in Delaware in 2007 and are headquartered in San Diego, California. Since our inception in 2007, we have devoted substantially all of our resources to our cell programming approach and the research and development of our product candidates, the creation, licensing and protection of related intellectual property, and the provision of general and administrative support for these activities. To date, we have funded our operations primarily through the public and private sale of common stock and warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants.

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

During the three and nine months ended September 30, 2025, we recognized $1.7 million and $5.3 million of collaboration revenue, respectively, and $1.3 million and $4.5 million of contra-research and development expense, respectively, under the Ono Arrangement. During the three and nine months ended September 30, 2024, we recognized $3.1 million and $11.8 million of collaboration revenue, respectively, and $1.7 million and $3.6 million of contra-research and development expense, respectively, under the Ono Arrangement.

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. As of September 30, 2025, we have received two disbursements under the award in the aggregate amount of $5.1 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of September 30, 2025, the entire balance is classified as non-current as we do not expect any amount to be payable within the next 12 months.

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

Since we may, at our election, repay some or all of the FT836 CIRM Award, we account for the award as a liability until the time of election. As of September 30, 2025, we have received three disbursements under the FT836 CIRM Award in the aggregate amount of $3.8 million. As of September 30, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $2.3 million classified as current and the remaining $1.5 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2025.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Increase/
	2025	2024	(Decrease)
Collaboration revenue	$1,741	$3,074	$(1,333)
Research and development expense	25,838	34,650	(8,812)
General and administrative expense	10,638	20,801	(10,163)
Total other income	2,485	4,699	(2,214)

Collaboration Revenue. During the three months ended September 30, 2025 and 2024, we recognized revenue of $1.7 million and $3.1 million, respectively, under our collaboration agreement with Ono. The decrease in collaboration revenue was primarily driven by an increase in research and preclinical development fees during the three months ended September 30, 2024 payable by Ono under the 2024 Ono Amendment, which did not occur during the three months ended September 30, 2025.

Research and development expenses. Research and development expenses were $25.8 million for the three months ended September 30, 2025, compared to $34.7 million for the three months ended September 30, 2024. The decrease in research and development expenses was attributable primarily to the following:

•
$2.8 million decrease in third-party professional consultant and advisory fees;
•
$2.8 million decrease in employee stock-based compensation expense;
•
$1.6 million decrease in clinical trial related expense; and
•
$1.4 million decrease in depreciation expense.

General and administrative expenses. General and administrative expenses were $10.7 million for the three months ended September 30, 2025, compared to $20.8 million for the three months ended September 30, 2024. The decrease in general and administrative expenses was attributable primarily to a $5.9 million decrease in patent and legal expenses and a $4.1 million decrease in employee stock-based compensation expense.

Other income (expense), net. Other income (expense), net was $2.5 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, we recorded $0.1 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended September 30, 2025 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the three months ended September 30, 2024, we recorded $0.1 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended September 30, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,		Increase/
	2025	2024	(Decrease)
Collaboration revenue	$5,277	$11,771	$(6,494)
Research and development expense	82,404	101,392	(18,988)
General and administrative expense	35,856	58,907	(23,051)
Total other income	9,042	14,419	(5,377)

Collaboration Revenue. During the nine months ended September 30, 2025 and 2024, we recognized revenue of $5.3 million and $11.8 million, respectively, under our collaboration agreement with Ono. The decrease in collaboration revenue was primarily due to our achievement of a clinical development milestone during the nine months ended September 30, 2024, resulting in the recognition of $5.0 million in revenue during that period.

Research and development expenses. Research and development expenses were $82.4 million for the nine months ended September 30, 2025, compared to $101.4 million for the nine months ended September 30, 2024. The decrease in research and development expenses was attributable primarily to the following:

•
$6.1 million decrease in employee stock-based compensation expense;
•
$4.3 million decrease in depreciation expense;
•
$3.2 million decrease in third-party professional consultant and advisory fees;
•
$1.9 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates; and

•
$1.1 million decrease in sub-licensing fees.

General and administrative expenses. General and administrative expenses were $35.9 million for the nine months ended September 30, 2025, compared to $58.9 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses was attributable primarily to a $15.7 million decrease in patent and legal expenses and a $7.3 million decrease in employee compensation and benefits expense, including a $6.9 million decrease in employee stock-based compensation expense.

Other income (expense), net. Other income (expense), net was $9.0 million and $14.4 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we recorded $0.1 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the nine months ended September 30, 2025 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

During the nine months ended September 30, 2024, we recorded $0.1 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the nine months ended September 30, 2024 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2025, we had an accumulated deficit of $1.5 billion and we anticipate that we will continue to incur net losses for the foreseeable future.

Operating Activities

During the nine months ended September 30, 2025, cash used in operating activities was $82.8 million and primarily consisted of a net loss of $103.9 million adjusted for non-cash items including stock-based compensation of $19.4 million and depreciation and amortization of $9.8 million.

During the nine months ended September 30, 2024, cash used in operating activities was $95.1 million and primarily consisted of a net loss of $134.1 million adjusted for non-cash items including stock-based compensation of $32.4 million and depreciation and amortization of $14.1 million.

Investing Activities

During the nine months ended September 30, 2025, investing activities provided cash of $83.5 million compared to cash used by investing activities of $10.6 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we purchased $157.4 million of investments, which were offset by $245.6 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of $4.8 million in property and equipment. During the nine months ended September 30, 2024, we purchased $279.7 million of investments, which were offset by $269.8 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2025, financing activities provided cash of $3.8 million from proceeds of the FT836 CIRM award.

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

From our inception through September 30, 2025, we have funded our consolidated operations primarily through the public and private sale of common stock, the issuance of warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2025, we had aggregate cash and cash equivalents and investments of $225.7 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted our motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. We filed a motion to dismiss the second amended complaint on November 18, 2024, and briefing on the motion was completed on January 21, 2025. On September 22, 2025, the court granted our motion to dismiss the second amended complaint, with leave for plaintiff to file a third amended complaint. On October 17, 2025, the plaintiff filed a third amended complaint. The Company intends to file a motion to dismiss by November 17, 2025. Plaintiff must file any opposition brief by December 18, 2025, and if filed, the Company will file its reply in support of its motion to dismiss by January 15, 2026. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action). On December 2, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on our motion to dismiss the second amended complaint in the Securities Action. On September 22, 2025, the stay of the consolidated case automatically expired when the decision dismissing the second amended complaint in the Securities Action was issued. On October 24, 2025, the court extended the stay pending the court’s decision on our anticipated motion to dismiss the third amended complaint. The court's ruling on the motion is pending. The Derivative Action names members of our board of directors and certain officers as defendants. The Company is also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. We intend to vigorously defend against the Derivative Action.

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
•
challenges in making arrangements with various medical divisions across hospitals or with other treatment centers for administration of our product candidates, including with treatment centers and relevant hospital divisions to perform infusion of our product candidates;
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
•
determining that a product candidate may be uneconomical to develop, manufacture, or commercialize;
•
our inability to obtain market acceptance or third-party coverage and an adequate pricing and reimbursement profile;
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

We are heavily dependent on our ability to complete the clinical development of, and obtain regulatory approval for, our product candidates. We have not completed the clinical trials necessary to support an application for approval to market any of our product candidates. We, or any investigators who initiate or conduct clinical trials of our product candidates, may experience delays in our current or future clinical trials, and we do not know whether we or our investigators will be able to initiate, enroll patients in, or complete, clinical trials of our product candidates on time, if at all. Current and future clinical trials of our product candidates may be delayed, unsuccessful or terminated, or not initiated at all, as a result of many factors, including factors related to:

•
difficulties in recruiting eligible patients for participation in clinical trials of our product candidates, including pediatric patients who need parental consent;
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

•
imposition of a temporary or permanent clinical hold by data monitoring committees or regulatory agencies for a number of reasons, including after review of an IND submission or amendment, or equivalent application or amendment, as a result of a new safety finding that presents unreasonable risk to clinical trial participants, a negative finding from an inspection of our clinical trial operations or trial sites, developments in trials conducted by us or our competitors that raise concerns about the safety risk to patients of novel therapeutics derived from pluripotent or genome edited therapies and/or negative public perception of the same, or if the FDA or other foreign regulatory authorities find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•
with respect to our clinical trials of product candidates in oncology indications, the serious, life-threatening diseases of the patients in our oncology clinical trials, who may die or suffer adverse medical events during the course of the trials for reasons that may not be related to our product candidates;
•
failure of patients to complete participation in a clinical trial or adhere to study protocols;
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
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of government shutdowns or other events related to the 2025 change in the U.S. presidential administration, any future public health crisis or other serious disaster or similar events, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines;
•
insufficient staffing and resources at our clinical trial sites to support our trials on a timely basis; and
•
limitations on clinical trial conduct at our clinical trial sites resulting from prioritization of hospital and other medical resources toward other efforts, such as any future public health crisis or other serious disaster or similar events, policies and procedures implemented at clinical sites with respect to the conduct of clinical trials including those relating to site initiation, study monitoring, and data collection and analysis, and other precautionary measures taken in treating patients or in practicing medicine in response to various public health concerns.

If there are delays in initiating or conducting any clinical trials of our product candidates or any of these clinical trials are suspended or terminated before completion, the commercial prospects of our product candidates will be harmed. In addition, any delays in initiating, conducting or completing our clinical trials or adjustments to certain of our study protocols and procedures, including as a result of any shortage of materials or agents necessary to conduct our studies or as a result of any future public health crisis or other public health concerns or other factors, will increase our costs, slow down our product candidate development and regulatory approval process, and jeopardize our ability to gain regulatory approval, commence product sales and generate revenues. Furthermore, many of the factors that cause, or lead to, a delay in the initiation, conduct or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences would significantly harm our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

In addition, from time to time, we may announce the expected timing of various scientific, clinical, regulatory, or other product development milestones. These milestones may include the filing or submission of regulatory filings, such as an IND or equivalent application, the commencement or expansion of clinical trials, or the development or release of data from our clinical trials. These milestones are and will be based on a variety of assumptions. If any of the foregoing factors impairs our ability to meet the announced timing of these milestones, we may experience significant harm to our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

The manufacture and supply of our cell product candidates involves novel processes that are more complex than those required for most small molecule drugs and other cellular immunotherapies, and accordingly present significant challenges and are subject to multiple risks. For our iPSC-derived product candidates, these complex processes include reprogramming human fibroblasts to obtain iPSCs, genetically engineering these iPSCs, and differentiating the iPSCs to obtain the desired cell product candidate. As a result of the complexities in manufacturing biologics and distributing cell therapies, the cost to manufacture and distribute biologics and cell therapies in general, and our cell product candidates in particular, is generally higher than for traditional small molecule chemical compounds. In addition, our cost of goods development is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect our clinical trials and the commercial viability of our product candidates.

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
•
clinicians’ and patients’ and parents' (for juvenile patients) perceptions as to the potential risks and benefits of the product candidate under study in relation to other available therapies, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States, or with our chimeric antigen receptor (CAR) T-cell therapies broadly following FDA’s investigation into reports of T-cell malignancies for B-cell maturation antigen (BCMA)- and CD19-directed autologous CAR T-cell therapies, and perceived risks associated with the novel use of cell therapies for the treatment of autoimmune diseases, where there are no FDA-approved cell therapies and limited clinical precedent;
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

In addition, our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates. This competition will reduce the number of clinical trial sites and patients available to us because some clinical trial sites and patients may opt to participate in a trial being conducted by a competitor rather than participate in our clinical trials. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have an adverse effect on our business, prospects, financial condition, results of operations, and market price of shares of our common stock.

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

Even if our current and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. In addition, changes in regulatory policies under the current U.S. presidential administration may result in delays in the regulatory review and approval process and cause uncertainty regarding approval pathways. If we fail to meet the requirements to support continued clinical development, our clinical development activities for any of our product candidates are delayed or suspended, or we fail to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations will be harmed.

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

We focus on the development of programmed cellular immunotherapies for patients, including off-the-shelf NK- and T-cell product candidates derived from clonal master engineered iPSC lines. Because our iPSC product platform is designed to enable rapid incorporation of novel functional product features in an evolving clinical setting, we may elect to incorporate these discoveries into next-generation product candidates that render our existing product candidates, including product candidates under clinical development, obsolete. Additionally, because we have limited financial and personnel resources, we may elect or be required to abandon or delay the pursuit of opportunities with existing or future product candidates, including those that may be more advanced in development than those we ultimately elect to pursue. We have also expanded our research and development efforts into areas outside of our initial focus in oncology, such as autoimmune diseases, where we have limited experience. Due to these factors, our spending on current and future research and development programs and product candidates and the scientific innovation arising from these expenditures, may not yield commercially viable product candidates.

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

Currently approved CAR T-cell therapies and those under development have shown frequent rates of adverse events, including infection, cytokine release syndrome (CRS), and Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS), and some adverse events have resulted in patient deaths. In clinical trials of our current product candidates, adverse events have occurred and there is a possibility that our current or future product candidates could cause similarly life threatening serious adverse events such as CRS and ICANS. Additionally, preconditioning regimens, such as those currently implemented in certain regimens of our clinical trials, may increase the risk of occurrence and severity of adverse side effects including infection, prolonged or persistent cytopenias, and ICANS. Patients in our clinical trials receiving preconditioning treatment may experience increased or more severe adverse effects specifically related to the preconditioning regimen, including allergic reactions, shortness of breath, fevers, infections, low blood counts, development of certain cancers, loss of fertility, temporary hair loss, and organ dysfunction. Furthermore, because certain autoimmune diseases we seek to treat may be less serious than the later stage cancers traditionally being treated with cell therapies or other immunotherapy products, we believe the FDA and other regulatory authorities will apply a different benefit-risk threshold such that any potential harmful side effects may outweigh the benefits of our product candidates and require us to cease clinical trials or result in denial of regulatory approval of our product candidates in autoimmune disease indications. Tolerance for adverse events in the autoimmune disease patient populations being pursued with cell-based therapies, such as in patients in our FT819 clinical trial for the treatment of SLE and other autoimmune disease indications, is expected to be lower than it is in oncology, and the risks of negative impacts from these toxicities may therefore be greater for our autoimmune programs than for our oncology programs or the oncology programs of others. Medical personnel using our product candidates may also need additional training to understand the potential side effect profile and potential toxicities associated with treatment with cellular immunotherapies, including FT819, and to appropriately recognize and manage any side effects that may occur in our clinical trials. Inadequate management of the potential side effects could result in patient deaths. Undesirable side effects, whether associated with our product candidate or with a preconditioning regimen, may delay patient enrollment in our clinical trials, and cause us or regulatory authorities to interrupt, delay, or halt clinical trials. Any undesirable side effects could result in changes to our clinical trial design and development strategy, a more restrictive label, or the delay, denial, or revocation of regulatory approval by the FDA or foreign regulatory authorities. Any such delay or failure as a result of undesirable side effects would harm our business, financial condition, results of operations and prospects.

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

In addition, to market any product outside of the United States, we must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant must obtain the necessary approvals by the comparable foreign regulatory authorities before commencing clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States but can differ in significant ways. It entails the satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission of a marketing authorization application to the relevant competent authorities and the granting of a marketing authorization by those authorities before the product can be marketed and sold in the European Union.

As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. Any guidance we receive from the FDA or other foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our clinical trial designs or the clinical endpoints selected in our clinical trials, which may require us to complete additional clinical trials or result in stricter conditions for obtaining regulatory approval for our product candidates. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

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

As of September 30, 2025, our cash, cash equivalents, and investments were $225.7 million. We intend to use our cash, cash equivalents, investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2025, we had an accumulated deficit of $1.5 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Even if we obtain regulatory approval of our product candidates, the commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. The use of cellular immunotherapies for the potential treatment of autoimmune diseases is a recent development, and may not become widely accepted by patients, physicians, treatment centers, and third-party payors. If any of our products obtains regulatory approval but does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. For example, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. FDA’s investigation into CAR T-cell therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

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
•
the cost of treatment in relation to alternative treatments;
•
obtaining and maintaining adequate pricing and reimbursement; and
•
sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.

The patient populations targeted by our autoimmune product candidates are also typically not at risk of near-term death, even if they may suffer life-threatening symptoms, so those patients will need to deem the benefits of cell therapy to be worth the risk of unknown potential adverse side effects. Our success in this space will depend upon physicians who specialize in the treatment of autoimmune diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. In addition, the target populations may be relatively small, resulting in a high degree of uncertainty regarding long-term demand for our product candidates. Even if we obtain marketing approval for a product, demand for our product may not be adequate to support commercialization.

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

Our product candidates are designed and are being developed as therapeutic entities for use as cellular immunotherapies, and all of our current product candidates are based on our novel iPSC product platform. Additionally, some of our product candidates utilize novel genome editing technologies. To date, there is limited clinical trial experience testing iPSC-derived therapeutic product candidates using genome edited cells. The fields of cellular and genome edited therapies are evolving, and as more therapeutic product candidates derived from pluripotent and genome edited cells are reviewed by regulatory authorities, regulatory authorities may impose additional requirements for approval that were not previously anticipated. There have also been several significant adverse events from gene therapy treatments in the past, including reported cases of leukemia and death. Additionally, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. There can be no assurance that any product candidates developed from or related to our iPSC product platform or any of our research programs will not cause severe or undesirable side effects or result in significant delays or unanticipated costs, or that such development problems can be solved. Any adverse developments in the fields of cellular immunotherapy or genome edited therapy, such as the FDA’s investigation into CAR T-cell therapies and other similar actions, could negatively affect our ability to develop and commercialize our product candidates.

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

In addition, on August 12, 2025, we announced a reduction in force affecting approximately 12% of our workforce. This reduction was part of a tactical operations plan intended to reduce our costs and extend funding of our operations through the end of 2027. However, this reduction may increase our dependence on the remaining key members of our senior management and executive teams and could result in other unintended consequences, such as the loss of institutional knowledge and expertise, decreased morale or attrition among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force.

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

The use of social media platforms presents risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidates are being developed to treat. We also work with third parties, including patient advocacy organizations and patient recruitment firms, to raise awareness of our clinical trials, and these third parties often use social media to communicate with patients. Social media use in the biotechnology and biopharmaceutical industry continues to evolve, and applicable regulations and guidance are not always clear. This creates uncertainty and risk of noncompliance with laws governing marketing, communications, and clinical trial disclosures, which could result in regulatory actions, litigation, or heightened scrutiny by the FDA, SEC, and other regulators. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social media website, or a risk that a post on a social media website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

In addition, our employees have been impersonated by bad actors, who are believed to have drawn on publicly available information from our social media, such as LinkedIn, to make fraudulent job offers. While these incidents have not been material to date, similar activity could occur in the future. Misinformation disseminated from fraudulent accounts impersonating our employees or our business could harm our business and reputation.

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

For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

As of November 6, 2025, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 39.8% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 43.7%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

We intend to expand our clinical operations to countries other than the U.S., and are developing products for regulatory approval and sale in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may conduct clinical trials, develop, or sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape, such as supply chain disruptions and delays as a result of any new tariff policies or trade restrictions, could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in early 2025, the U.S. imposed and adjusted a series of tariffs on imports from key trading partners, including Canada, Mexico, China and the European Union. Since then, tariff activity has continued to escalate, with new rounds of increases, expanded coverage to additional goods and materials, pauses, and shifting implementation timelines. In response to tariffs, other countries have implemented retaliatory tariffs on imports from the United States. Historically, tariffs have led to increased trade and political tensions. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The current U.S. presidential administration has threatened to impose additional significant tariffs on pharmaceutical products, which could lead to corresponding punitive actions by countries outside the United States. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult, and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the current U.S. presidential administration having recently issued an executive order opposing diversity equity and inclusion (DEI) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in our facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	May 30, 2025

3.5	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.6	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.7	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-Q	001-36076	4.3	November 8, 2023

10.1#	Severance and Change in Control Policy, as currently in effect	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

Fate Therapeutics, Inc.

Date: November 13, 2025	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., M.B.A. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Kamal Adawi Kamal Adawi, M.S., M.B.A. Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)