Form 10-K
period 2025-12-31
FATE THERAPEUTICS INC
filed 2026-02-26
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $113,000,000 as of June 30, 2025 based upon the closing sale price on The Nasdaq Global Market reported for such date. Shares of common stock held by each executive officer and director and certain holders of more than 10% of the outstanding shares of the registrant’s common stock have been excluded in that such persons may be deemed to be affiliates. Shares of common stock held by other persons, including certain other holders of more than 10% of the outstanding shares of common stock, have not been excluded in that such persons are not deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 19, 2026 was 116,263,459.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, on or before the date 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025 pursuant to Regulation 14A, in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

FATE THERAPEUTICS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

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

•
Our product candidates and programs represent novel therapeutic approaches to treating disease, and our product candidates may fail to demonstrate the safety, potency, durability, and efficacy necessary to support further development or commercialization, or may cause undesirable side effects or have other properties that could delay or halt their preclinical or clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Development of our product candidates will require substantial additional funding, which, if available, may cause dilution to our stockholders, and without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates. Additionally, we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
The regulatory approval process for novel product candidates such as ours is particularly uncertain, and our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including disagreement with applicable regulatory authorities on the design or conduct of our clinical studies, on our interpretation of data from clinical studies, or on the methodologies for, and assessment of, comparability of different versions of a product candidate used in non-pivotal studies, pivotal studies and for intended commercial use, and disagreement with applicable regulatory authorities, changes in approval policies or regulations, or changes in positions, guidance or feedback communicated by applicable regulatory authorities, that render our preclinical or clinical data insufficient to support approval or otherwise negatively impact the potential approval of a product candidate.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived cell product candidates currently undergoing clinical and preclinical development. We may elect to deprioritize or discontinue the clinical development of one or more of our product candidates for any number of reasons, including due to our prioritization of product candidates, data or results from our ongoing clinical trials, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to prioritize clinical development in one disease area over another disease area.
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
•
Inadequate funding for the FDA, SEC, the National Institutes of Health and other government agencies, as well as changes in personnel and policy priorities at these agencies, could disrupt such agencies’ operations and, in turn, hinder our ability to develop or commercialize new products in a timely manner or otherwise negatively impact our business.

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
•
We may fail to obtain regulatory approval from the FDA or comparable foreign regulatory authorities for our product candidates, which would prevent or delay commercialization of our products.
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

FORWARD–LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that represent our intent, belief, or current expectations, and that involve risks and uncertainties, and other factors, as well as assumptions that, even if they never materialize or prove incorrect, could cause our results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology or similar expressions. These forward-looking statements include, but are not limited to, statements about:

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

PART I

ITEM 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a transformative pipeline of off-the-shelf cellular immunotherapies to patients.

We have pioneered a therapeutic approach that we generally refer to as cellular programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; after the engineering step that incorporates multiple functional elements into the iPSCs, we generate a clonal master iPSC line for use as a renewable source of starting material for the manufacture of cell therapies; through the manufacturing process, we direct the fate of the clonal master iPSC line to produce our cell therapy product candidates that are uniform in composition. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe our proprietary clonal master iPSC lines can be used to mass produce multiplexed-engineered, cellular immunotherapies which have off-the-shelf and on-demand availability, and that can be administered alone or in combination with standard-of-care therapies, to make cell therapies accessible to all.

Utilizing our iPSC product platform, we are developing off-the-shelf, multiplexed-engineered T-cell and natural killer (NK) cell product candidates which are selectively designed and incorporate novel synthetic controls of cell function to uniquely enhance the therapeutic capacity of the drug product to deliver multiple therapeutic mechanisms to patients. We have a pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted T-cell and NK cell product candidates currently under development:

Our Approach

The use of human cells as therapeutic entities has disease-transforming potential across a broad spectrum of severe, life-threatening diseases. One particular form of cell therapy, CAR T-cell therapy, has emerged as a revolutionary and potentially curative treatment for patients with certain hematologic malignancies. In fact, multiple CAR T-cell therapies have now been approved by the United States Food and Drug Administration (FDA) for a number of disease indications, including relapsed / refractory B-cell malignancies and relapsed / refractory multiple myeloma. Additionally, several groups have demonstrated use of CAR T-cell therapy for the treatment of autoimmune diseases including systemic lupus erythematosus, idiopathic inflammatory myositis, systemic sclerosis, and myasthenia gravis.

Cell therapies approved for commercialization, as well as those undergoing clinical development, today most often rely on the use of autologous, or a patient’s own, cells and are generally only available for patient treatment at a limited number of specialized medical centers. Sourcing, engineering, expanding and delivering cells patient-by-patient is logistically complex and expensive, resource intensive, and challenging to manufacture as the drug product is often heterogeneous in consistency with batch-to-batch variability. Furthermore, the widespread use of viral vectors to deliver genetic information into the patient’s T cells continues to raise long-term safety concerns. Significant hurdles remain to ensure that autologous cell therapies can be consistently manufactured and reliably delivered at the scale necessary to support broad patient access. While donor-derived allogeneic cell therapies offer some solutions, challenges remain with respect to uniformity of the engineered drug product, limited ability to incorporate multiple functions through engineering, reduced capabilities to scale the manufacture process, and donor-to-donor variability.

We believe iPSCs, which possess the unique dual properties of unlimited self-renewal and differentiation potential into all cell types of the body, can be used to overcome key limitations inherent to the manufacture, development and commercialization of today’s cell therapies. We have established a proprietary iPSC product platform and have amassed significant internal expertise in the production of off-the-shelf, multiplexed-engineered, T-cell and NK cell product candidates for therapeutic use. Our proprietary iPSC product platform includes: generating, engineering, isolating and characterizing single-cell iPSC clones; creating, qualifying, and cryopreserving clonal master iPSC lines; differentiating clonal master cell iPSC lines to produce T cells and NK cells at scale; and cryopreserving and storing these T cells and NK cells under conditions that support multi-year stability. Our cell product candidates can be mass-produced at significant scale in a cost-effective manner, are well-defined and uniform in composition, and can be stored in inventory and delivered off-the-shelf to maximize patient reach and accessibility. Our proprietary iPSC product platform is supported by an intellectual property portfolio of over 600 issued patents and 550 pending patent applications.

We operate a 40,000+ square foot fully integrated Good Manufacturing Practice (GMP) facility for manufacturing of our iPSC-derived CAR T-cell and CAR NK cell product candidates that is intended to support all phases of clinical development as well as initial commercialization. We believe our therapeutic approach is highly differentiated and has the potential to overcome numerous challenges associated with today’s cell therapies, address significant unmet need, and broadly deliver transformative medical benefits for patients.

Our Strategy

Our mission is to bring off-the-shelf cellular immunotherapies with disease-transforming potential initially to patients with autoimmune diseases and cancer. The key pillars of our strategy include:

•
Establish therapeutic differentiation with FT819 for the treatment of Systemic Lupus Erythematosus (SLE) with and without lupus nephritis. Autoimmune diseases affect organs throughout the body and are often characterized by the presence of auto-antibodies, which are produced by aberrant B cells and can attack healthy cells and tissues. The chronic and debilitating nature of these diseases results in substantial medical expenses and a low quality of life, creating a significant burden for patients, their families and the health care system. Current treatment options for SLE, with or without lupus nephritis, include corticosteroids, immunosuppressive medications, and biologics; however, these treatments often require long-term use, are associated with life-threatening side effects, and fail to provide adequate disease control.

We believe FT819, our off-the-shelf, iPSC-derived, CD19-targeted CAR T-cell product candidate, designed to balance safety and efficacy, has the potential to eliminate disease-causing B cells, enable reconstitution of a healthy immune cell compartment, and induce complete and durable responses in B cell-mediated autoimmune diseases. This approach is supported by a ground-breaking academic clinical study published in Nature Medicine in September 2022, in which patients with SLE received intensive conditioning chemotherapy, consisting of multi-day dosing of cyclophosphamide (Cy) and fludarabine (Flu), followed by an investigational autologous CD19-targeted CAR T-cell therapy. The treatment induced rapid B-cell depletion and elimination of auto-antibody production, leading to clinical remission. Recovery of a naïve B-cell compartment occurred several months after treatment, enabling an “immune rebalance” without signs of humoral autoimmunity for the first five patients.

We are currently conducting a multi-center, Phase 1 clinical trial of FT819 for the treatment of moderate-to-severe SLE, with treatment sites in the United States, United Kingdom (U.K.), and European Union (EU). In contrast to treatment with autologous CAR T-cell therapy, patients enrolled in our Phase 1 clinical study are not required to undergo apheresis, are treated with a less intense flu-free conditioning regimen and receive FT819 on-demand without discontinuing their current treatment, which increases patient accessibility and reach. In addition, our Phase 1 clinical trial includes the opportunity for patients to receive FT819 as an add-on to current maintenance therapy in the absence of conditioning chemotherapy, an approach that combines the potency of a CAR T cell with the availability and accessibility of traditional medicine.

In April 2025, we were granted regenerative medicine advanced therapy (RMAT) designation by the FDA for FT819 to treat moderate-to-severe SLE. The RMAT designation was established under the 21st Century Cures Act to expedite the development and review of regenerative medicine therapies for serious or life-threatening diseases or conditions. Our RMAT application included initial clinical safety and activity data from patients treated with FT819 in its ongoing multi-center, Phase 1 clinical trial. We plan to pursue differentiated treatment approaches, including treatment of patients in community settings without hospitalization, and novel registrational strategies with the FDA under its RMAT designation. We received authorization from the Medicines and Healthcare products Regulatory Agency (MHRA) in August 2025 and from the European Medicines Agency (EMA) in October 2025 to initiate clinical trials of FT819 in the U.K. and EU, respectively. We plan to continue to expand our clinical investigation outside of the United States in 2026. We believe our therapeutic approach with FT819 and its accessibility is highly differentiated and may offer a more convenient and favorable experience for patients, including outpatient treatment. We intend to continue the regulatory development of FT819 in SLE, with the submission of a Phase 2 registration-enabling clinical protocol in lupus nephritis and subsequently investigate the potential of FT819 as a treatment for extrarenal lupus in a second trial, with the ultimate goal to advance to biologics license application (BLA) filing over the course of the next several years.

•
Expand the clinical footprint of our iPSC product platform within the field of autoimmunity, including initiating clinical investigations in additional B cell-mediated autoimmune diseases. The prevalence of autoimmune diseases is both widespread and growing, with over 80 known autoimmune diseases affecting up to 8% of the U.S. population. Since the targeting and deep depletion of B cells may be a key mechanism of action to enable an immune rebalance and durable clinical responses across autoimmune diseases, we plan to expand our clinical investigation of FT819 within the field of autoimmunity. In December 2024, we reached agreement with the FDA to allow for the clinical investigation of additional B cell-mediated autoimmune diseases under our current Phase 1 clinical trial of FT819. In February 2025, we amended our clinical protocol to include three additional diseases: anti-neutrophil cytoplasmic antibody-associated vasculitis (AAV), idiopathic inflammatory myositis (IIM), and systemic sclerosis (SSc). With completion of the dose-escalation cohort for the second dose level (900 million cells) in SLE, we have initiated dose-expansion cohorts in SSc, AAV and IIM. In October 2025, we treated our first SSc patient and are pursuing the treatment of additional patients. We believe the independent assessment of multiple B cell-mediated autoimmune diseases under one Phase 1 basket study enables the most cost-effective and efficient pathway for broad clinical development.

In October 2024, a new investigational new drug (IND) application was allowed by the FDA to initiate clinical development of FT522, our off-the-shelf, CD19-targeted CAR NK cell product candidate, for the treatment of certain B cell-mediated autoimmune diseases.

We believe there is a significant opportunity to combine, in the absence of conditioning chemotherapy, FT522 with CD20 or CD38 targeted antibodies to drive deeper B-cell depletion, and achieve higher rates of clinical remissions, for the treatment of autoimmune diseases. FT522 incorporates a proprietary high-affinity, non-cleavable CD16 (hnCD16) Fc receptor, which has two differentiated features designed to synergize with monoclonal antibody therapy and augment antibody-dependent cellular cytotoxicity (ADCC): a high-affinity homozygous 158V variant to promote binding to the Fc domain of IgG antibodies, and a modification to block its cleavage and down-regulation upon receptor activation. In addition, FT522 is our first product candidate that incorporates our novel Alloimmune Defense Receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. These attributes may create therapeutic differentiation for FT522 by enabling a more favorable safety profile, treatment in the community setting, and a broader commercial opportunity. We continue to evaluate opportunities and timelines for the clinical development of FT522 in autoimmune diseases.

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

We are currently advancing CAR T-cell product candidates that incorporate multiple novel synthetic controls selectively designed to overcome key mechanisms that limit CAR T-cell safety and efficacy in treating solid tumors. For example, our first multiplexed-engineered CAR T-cell product candidate for the treatment of solid tumors is FT825, which is currently undergoing Phase 1 clinical investigation in collaboration with Ono Pharmaceutical. FT825 incorporates seven novel synthetic controls of cell function including a novel binding domain targeting human epidermal growth factor receptor 2 (HER2), which is derived from a cancer-specific monoclonal antibody and has been shown in preclinical studies to overcome on-target, off-tumor toxicities by preferentially recognizing tumor-associated variants of HER2. FT825 also incorporates a novel synthetic CXCR2 receptor to promote effector cell trafficking to the tumor site, a novel synthetic TGFβ receptor to resist immunosuppressive signals in the tumor microenvironment, and our proprietary hnCD16 Fc receptor to support targeting of additional cancer antigen when combined with therapeutic antibodies.

As part of our next-generation CAR T-cells program, we have developed FT836, an innovative off-the-shelf CAR T-cell product candidate targeting major histocompatibility complex (MHC) proteins A (MICA) and B (MICB). While the expression of MICA/B cell-surface stress proteins is uniquely detectable across many types of cancer cells with limited expression on healthy tissue, the proteolytic cleavage and shedding of MICA/B is a common mechanism of tumor escape. We have designed FT836 to target a specific domain of MICA/B that is resistant to shedding as a potential pan-tumor targeting strategy. FT836 incorporates a total of 9 edits that in addition to its CAR targeting MICA/B include hnCD16 that enables ADCC when combined with therapeutic monoclonal antibodies, complementing CAR specificity and providing additional antigen / immune cell coverage, and Sword & ShieldTM technology to avoid the need for conditioning chemotherapy. We believe the novel targeting strategy of FT836 coupled with its ability to be combined with standard-of-care treatment regimens, such as therapeutic monoclonal antibodies, can significantly improve patient outcomes in the treatment of solid tumors while also supporting broad patient accessibility.

In a similar manner of targeting disease state in a broad and specific manner, FT839 is our second next-generation CAR T-cell program, designed to overcome the accessibility and safety limitations of autologous CAR T-cell platforms while addressing the need to broadly target the complex immune drivers of autoimmune diseases and hematological malignancies. FT839 expresses two distinct CARs targeting the B-cell lineage marker CD19 and the immune activation marker CD38, which is often found on aberrant T, NK and B cells. FT839 incorporates a total of 13 edits that include CD3 Fusion Receptor which provides additional antigen / immune cell subset targeting in combination with T cell engagers, hnCD16 that enables ADCC when combined with therapeutic monoclonal antibodies to complement CAR specificity to provide additional antigen / immune cell coverage, and Sword & Shield technology to avoid the need for conditioning chemotherapy. We believe there is significant opportunity to develop off-the-shelf CAR T-cell therapies that incorporate multiple therapeutic mechanisms of action and can be combined with standard-of-care treatment regimens to significantly improve patient outcomes in the treatment of many diseases.

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

For example, our next-generation CAR T-cell programs, FT836 and FT839, incorporate the novel Alloimmune Defense Receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. ADR targets the cell surface receptor 4-1BB (CD137), a member of the tumor necrosis factor receptor superfamily that is upregulated on activated CD4+, CD8+, and regulatory T-cells as well as activated NK cells of the host immune system. The ADR receptor is designed to (a) selectively recognize and destroy alloreactive host immune cells, (b) maintain other components of the host immune system to preserve hematopoietic cell function, and (c) activate the product candidates to enhance their potency and persistence. Published preclinical studies have shown that ADR-armed allogeneic cells are protected from both T- and NK-cell mediated rejection, providing proof-of-concept that ADR-armed allogeneic cells can persist and function in immunocompetent patients.

In addition to our ADR technology, we have also begun to incorporate the knock-out of CD58 into our iPSC product platform, which we collectively refer to as our Sword & Shield technology, to both target and evade host alloreactive immune cells. In preclinical studies, we have shown that iPSC-derived Sword & Shield CAR T cells demonstrated functional persistence and durable anti-tumor activity, indicating the potential of Sword & Shield CAR T cells to thrive without administration of conditioning chemotherapy. We believe that the use of a more tolerable treatment paradigm for cellular immunotherapies may significantly improve the patient experience, expand patient reach, and enhance our therapeutic differentiation.

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

Our Off-the-shelf, Multiplexed-engineered, iPSC-derived Cellular Immunotherapy Pipeline

FT819: CAR T-cell Program

FT819 is our first iPSC-derived CAR T-cell product candidate and, to our knowledge, is the first-ever iPSC-derived CAR T-cell product candidate to undergo clinical investigation in the world. FT819 incorporates two novel synthetic controls of cell function that balance CAR safety and activity: a novel 1XX CAR construct inserted directly into the T-cell receptor (TCR) alpha chain (TRAC) locus that targets CD19; and the complete disruption of TCR expression for the prevention of graft-versus-host disease (GvHD), a potentially life-threatening complication associated with donor-derived T-cell therapy. Together, these features of FT819 are designed to induce antigen-specific cytotoxicity, enhance CAR activity through TRAC-regulated expression, mitigate risk of GvHD and reduce the potential risk for CAR-driven toxicity.

Published preclinical data have shown that directing a CD19-specific CAR to the TRAC locus resulted in uniform CAR expression in human peripheral blood T cells, enhanced T-cell potency, and delayed effector T-cell differentiation and exhaustion, and that CAR T-cells utilizing a novel 1XX CAR signaling domain exhibited enhanced antitumor activity, persistence and long-term cytotoxicity as well as a decrease in T-cell exhaustion. In preclinical studies, we have shown that iPSC-derived TCR-CAR+ CAR T cells targeting CD19:

•
displayed antigen-specific anti-tumor potency in vitro, including cytokine release and targeted cellular cytotoxicity, comparable to peripheral blood CD19-specific CAR T cells;
•
did not respond or proliferate against HLA-mismatched (CD19 negative) peripheral blood mononuclear cells as targets in a mixed lymphocyte reaction, indicating the risk of GvHD is alleviated;
•
controlled tumor progression in vivo comparable to peripheral blood CD19-specific CAR T cells in a preclinical xenograft model of acute lymphoblastic leukemia; and
•
enhanced tumor clearance and durable control of leukemia in vivo, as compared to primary CAR19 T cells, in a xenograft mouse model of disseminated lymphoblastic leukemia.

B Cell-mediated Autoimmune Diseases

We assessed the safety, pharmacokinetics, and activity of FT819 in patients with relapsed / refractory B-cell malignancies (BCM) in a Phase 1 study (NCT04629729), and we believe the clinical and translational data from the Phase 1 study demonstrated a preferable tolerability profile as well as proof-of-concept for the treatment of patients with autoimmune diseases, where multiple mechanisms implicated in generating an immune rebalance in patients with B cell-mediated autoimmune diseases were observed:

•
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
•
Blood samples taken from 23 patients treated for relapsed / refractory B-cell lymphoma (BCL) showed rapid and deep CD19+ B-cell depletion, with sustained suppression of B cells, in the periphery during the initial 30-day period following administration of conditioning chemotherapy and FT819;
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

We are currently conducting a multi-center, Phase 1 clinical trial to evaluate the safety, pharmacokinetics, and anti-B cell activity of FT819 in patients with moderate to severe SLE, including those with active lupus nephritis (LN) or active extrarenal lupus (NCT06308978). The Phase 1 autoimmunity study consists of two cohorts consisting of (i) Regimen A, where FT819 is co-administered with a fludarabine (flu)-free conditioning regimen, consisting of either cyclophosphamide alone or bendamustine alone or (ii) Regimen B, where FT819 is administered in the absence of conditioning to patients on standard-of-care maintenance therapy (Conditioning-free Regimen). In February 2024, we were awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the clinical investigation of FT819 for the treatment of moderate to severe SLE.

As of a November 25, 2025 data cutoff date, 12 SLE patients were treated at 5 enrolling clinical sites, with 14 clinical sites activated in total (11 in the United States and 3 in the U.K.). Baseline characteristics were consistent with a high disease burden patient population:

•
median SLE duration was 8.7 years, median 7 prior therapies;
•
median Systemic Lupus Erythematosus Disease Activity Index 2000 (SLEDAI-2K) score was 14 (range 8-20);
•
mean Physician Global Assessment (PGA) score 2.3±0.4; and
•
mean Functional Assessment of Chronic Illness Therapy Fatigue (FACIT-Fatigue) score 23±13.

As of an October 22, 2025 data cutoff date, 10 treated SLE patients had ≥ 1 month follow up, with 6 of the 10 patients having active lupus nephritis. Preliminary data in Regimen A (with patients receiving a single FT819 dose after pretreatment with either a single dose of cyclophosphamide or two doses of bendamustine) showed mean SLEDAI-2K scores across both dose levels (DL1, 360 million cells; DL2, 900 million cells) decreased progressively from baseline:

•
DL1 SLEDAI-2K score decreased from a mean of 15.2 (n=5) at baseline to a mean of 10.7 at month 3 (n=2), and to a mean of 6 at month 6 (n=2), representing mean percent drops of 50% and 70%, respectively; and
•
DL2 SLEDAI-2K score decreased from a mean of 14.3 (n=3) at baseline to a mean of 6 at month 3 (n=2) and to 4 at month 6 (n=1), representing mean percent drops of 65% and 78%, respectively.

Translational data from patients treated in Regimen A demonstrated that FT819 elicited rapid and deep depletion of B cells and promoted immune remodeling resulting in the repopulation of naïve B cell subsets (see below). The data further suggests that dose level 2 may support a longer nadir of B cell depletion and that FT819 has the capacity to traffic to secondary and tertiary tissues, where pathology often resides, and to eliminate CD19+ B cells.

As of an October 22, 2025 data cutoff date, clinical SLEDAI-2K (excluding anti-dsDNA and complement) of 0 was achieved in 5 out of 10 patients, two of whom had resumed an immunosuppressive agent that had previously failed to achieve a clinical SLEDAI-2K of 0 prior to FT819. Two lupus nephritis patients had greater than 3-month follow up, with both achieving complete renal response (CRR) at 2 months and 6 months, respectively. FACIT-fatigue scores improved meaningfully for all patients who had more than one assessment. B-cell depletion was observed, with reconstitution towards predominately naïve cells within the first 3 months. There were no observed dose limiting toxicities, and no Grade >2 CRS, ICANS, or GvHD were reported. All patients were treated with FT819 that was available on-demand.

In addition to Regimen A, where FT819 is co-administered with a less-intensive fludarabine (flu)-free conditioning regimen, we are also enrolling patients in Regimen B, where FT819 is administered in the absence of conditioning to patients on standard-of-care maintenance therapy (Conditioning-free Regimen). While reducing the conditioning chemotherapy regimen in Regimen A represents a significant advancement in the treatment of autoimmune patients with CAR T cells, we believe patient accessibility to and demand for CAR T cells will be further enhanced with the complete elimination of conditioning chemotherapy. As of the October 22, 2025 data cutoff date, two patients were treated in Regimen B at dose level 1 of single dose of 360 million cells. As depicted in the figure below, preliminary data showed FT819 as add-on to maintenance therapy has the potential to support improvement in disease activity, independent of conditioning chemotherapy, while continuing to show a tolerable safety profile. Following the initial positive observations, we are continuing to pursue Regimen B by completing dose level 1, escalating to dose level 2 of 900 million cells and expanding treatment to Regimen D, where FT819 is dosed twice within the treatment cycle on Day 1 and 15. Regimens B and D are also being planned to be applied to other autoimmune diseases in the Phase 1 trial. We believe the safety, activity and availability profile of FT819 has the potential to provide a differentiated therapy, combining the potency of a CAR T cell with the availability of traditional biologics.

The multi-center, Phase 1 clinical trial of FT819 (NCT06308978) also includes systemic sclerosis (SSc), antineutrophil cytoplasmic antibody-associated vasculitis (AAV), and idiopathic inflammatory myositis (IIM). In the U.S. the prevalence of SSc is greater than 85,000 patients with significant unmet medical need. Currently, there are no existing cures or single disease-modifying treatments to stop or reverse the overall progression of SSc disease. In October 2025, we treated our first SSc patient with FT819. The first patient, a 31-year-old woman diagnosed with SSc six years ago who has refractory disease, despite having been treated with multiple standard-of-care therapies, received fludarabine-free conditioning followed by a single dose of FT819 at 900 million cells. The patient was discharged after a three-day hospital stay without any notable adverse events. Enrollment is now ongoing in dose-expansion cohorts in SSc, AAV and IIM.

FT825: CAR T-cell Program

FT825 is our first iPSC-derived CAR T-cell product candidate for the treatment of solid tumors being developed in collaboration with Ono Pharmaceutical. The use of autologous CAR T-cell therapies for the treatment of solid tumors has been hampered by tumor-associated antigen heterogeneity, inefficient CAR T-cell trafficking to the tumor, immunosuppression inherent to the tumor microenvironment, and differentiating tumor-associated antigen expression between tumor and normal tissue. To date, there are no FDA-approved CAR T-cell therapies for the treatment of solid tumors. FT825 is specifically designed to overcome these challenges in treating solid tumors, and incorporates seven novel synthetic controls of cell function: a 1XX CAR construct inserted directly into the TRAC locus that is armed with a novel human epidermal growth factor receptor 2 (HER2) binding domain designed to preferentially target tumor cells; a novel high-affinity 158V, non-cleavable CD16 (hnCD16) Fc receptor that has been modified to prevent its down-regulation and to enhance antibody-dependent cellular cytotoxicity (ADCC); a synthetic IL-7/IL-7 receptor fusion (IL-7RF), a potent cytokine complex that is intended to promote T-cell stemness; a synthetic CXCR2 receptor to promote cell trafficking; a synthetic TGFβ receptor to redirect immunosuppressive signals in the tumor microenvironment; the complete elimination of CD38 expression to promote persistence and function in high oxidative stress environments; and the complete disruption of TCR expression for the prevention of GvHD.

While HER2-directed therapies, such as trastuzumab (Herceptin) and trastuzumab deruxtecan (Enhertu), are effective in treating HER2-positive cancers, widespread HER2 expression in normal epithelial tissue can lead to significant on-target, off-tumor toxicities. In our recent publication we demonstrated FT825’s novel HER2 binding domain exhibiting robust, dose-dependent cytolytic activity in vitro against both HER2-high and HER2-low cell lines from multiple tumor types, and showed a highly selective and differentiated targeting profile in vitro against HER2-expressing cancer cell lines versus healthy tissue in comparison to other HER2-directed agents such as trastuzumab (see figure below, Figure 2 from publication DOI: 10.1016/j.stem.2025.05.007).

Figure 2. Differential targeting of tumor rather than normal HER2-expressing cells via H_2CasMab-2 CAR

(A) HER2-based cell cytotoxicity (1:1) E:T of primary CAR T cells expressing either trastuzumab (4D5, red) or H_2CasMab-2-based (blue) CARs was evaluated on $HER2^{High}$ tumor (C and F) and $HER2^{+}$ normal (D and G) cell targets. An overview of each HER2 CAR construct is shown, along with representative flow cytometry for banked trastuzumab and H_2CasMab-2-based primary CAR T cells.

(B and E) HER2 expression on the indicated normal and tumor-derived cell lines was determined by flow cytometry.

(C and F) Cytotoxicity on the indicated $HER2^{High}$ tumor cell lines.

(D and G) Cytotoxicity on the indicated $HER2^{+}$ normal cell lines.

Results shown in (C), (D), (F), and (G) are representative of 2–4 independent PBMC donors and displayed as mean ± SEM. Target alone control cultures are shown in gray. Area under the curve analyses are displayed beneath each respective cytolysis trace. Significance was determined by unpaired, two-tailed t test; **** $p < 0.0001$. Individual cell line and indication or tissue derivation are noted.

We believe the cancer selectivity of FT825’s novel HER2 binding domain is attributable to its derivation from a cancer-specific monoclonal antibody H2CasMab-2, which has been shown to differentially and preferentially recognize both locally misfolded HER2 and p95 truncation variants of HER2. FT825 also exhibited enhanced trafficking and resistance to TGFβ-induced suppression in vitro. In addition to its CAR-mediated anti-tumor activity against HER2, co-activation of the product candidate’s hnCD16 Fc receptor through combination with monoclonal antibody therapy showed enhanced anti-tumor activity (see figure below, Figure 5 from publication DOI: 10.1016/j.stem.2025.05.007).

In January 2024, we initiated a multi-center, Phase 1 clinical trial of FT825 for the treatment of advanced solid tumors (NCT06241456) alongside our collaborator Ono Pharmaceutical (see “Our Partnership with Ono Pharmaceutical”). The Phase 1 study is designed to assess the safety, tolerability, and pharmacokinetics, as well as anti-tumor activity by overall response rate, duration of response and disease control rate, of a single dose of FT825 as monotherapy and in combination with monoclonal antibody therapy. Enrollment in the multi-center, Phase 1 study of FT825 for the treatment of advanced solid tumors is currently ongoing at the third dose level of 900 million cells as monotherapy and in combination with epidermal growth factor receptor (EGFR)-targeted monoclonal antibody therapy.

FT836: CAR T-cell Program

FT836 is our multiplexed-engineered CAR T-cell product candidate targeting MHC proteins MICA and MICB. The expression of MICA/B cell-surface proteins is induced by cellular stress or malignant transformation, and is detectable across many types of cancer cells with limited expression on healthy tissue. MICA/B targeting is emerging as a novel cancer-specific strategy to attack a wide range of solid tumors, however, proteolytic cleavage and shedding of MICA/B at the membrane-proximal α3 domain is a common mechanism of tumor escape. FT836 is designed to uniquely target and bind the α3 domain, which has been shown to stabilize MICA/B expression and induce robust cytolytic killing of tumor cells.

The novel suite of synthetic controls incorporated into FT836 is intended to address critical challenges that have limited CAR T-cell safety and efficacy in treating solid tumors including on-target, off-tumor toxicity, effector cell suppression in the tumor microenvironment, tumor heterogeneity, and limited functional persistence. At the Society for Immunotherapy of Cancer 40th Annual Meeting (SITC) held in November 2025, we presented preclinical data showing FT836 exhibited potent and durable CAR-dependent antigen-driven proliferation with robust activity across diverse solid tumors (see below Figure 3 from presentation) and that FT836 has the potential to be combined with Paclitaxel chemotherapy to induce MICA/B surface expression for enhanced target recognition and additive antitumor activity (see below Figure 5 from presentation). In addition, we presented immunohistochemistry analysis of MICA/B expression to show biopsy samples from patients from different cancers expressed MICA/B throughout the tumor, including in colorectal cancer.

FT836 is also our first product candidate to incorporate our novel Sword & Shield technology, which utilizes our ADR technology alongside CD58KO, to both target and evade host alloreactive immune cells. In preclinical studies presented at SITC, iPSC-derived Sword & Shield CAR T cells demonstrated functional persistence and durable anti-tumor activity in vitro and in vivo that was uniquely maintained upon supraphysiological challenge with alloreactive T cells, indicating the potential of Sword & Shield CAR T cells to thrive without administration of conditioning chemotherapy to deplete host immune cells (see below Figure 1 and Figure 2 from presentation).

A
Control
CD58WT
No ADR
or
FT836
CD58KO
ADR
with
+/-
Tumor targets
Primed alloreactive T cells
Readout:
1. Antitumor activity
2. iT cell persistence
B
Tri-culture with Control iT cells (ADRneg CD58WT)
Tumor control
Tumor alone +/- pAllo T
Control iT + pAT
Control iT w/o pAT
Tumor targets
Time (hours)
iT Persistence
CAR iT cell count
pAllo T
C
Tri-culture with FT836 (ADRpos + CD58KO)
Tumor control
Tumor alone +/- pAllo T
FT836 +/- pAllo T
Tumor targets
Time (hours)
iT Persistence
D
NSG mice
Day 0
MS751 B2MKO tumor 2e6 s.c.
Day 6
FT836, 4e6 i.v.
Day 9
Luc+ pAllo T cells 1e6 i.v.
Day 31
Luc+ pAllo T cells 1e6 i.v.
Day 55
E
Luc+ pAllo-T + s.c. tumor
Luc+ pAllo-T + s.c. tumor + FT836
F
pAlloT signal in mice
Total Flux [photons/sec]
iT
pAllo-T
pAllo-T
Transient increase in pAlloT signal that is controlled by FT836
Days Post Tumor Implant
Tumor + pAlloT (Luc+)
Tumor + pAlloT + FT836
Tumor alone control
G

Figure 2. FT836 is engineered with Sword and Shield technology to enable continued persistence and activity in the presence of primed alloreactive T cells. A) Illustration of the *in vitro* tri-culture setup to test the ability of FT836 to target tumor cells while protecting against primed alloreactive T cells. B) Loss of tumor control (left panel) and iT persistence (right panel) in cultures with Control iT cells. C) FT836 continues to control tumor (left panel) and persists (right panel) in the presence of pAllo T. D) Schematic of an *in vivo* xenograft model being developed to test FT836 antitumor activity and resistance to primed alloreactive T cells. E) Images showing that in this model, Luciferase signal from pAllo T cells is observed only in tumor-bearing mice that were also treated with FT836. F) Bioluminescence imaging shows an increase in luciferase signal from a second injection of pAlloT on day 31. G) FT836 demonstrates equivalent antitumor activity *in vivo* in the presence or absence of primed alloreactive T cells.

In July 2025, the FDA allowed our IND to initiate Phase 1 clinical investigation of FT836 for the treatment of solid tumors (NCT07216105). Treatment of solid tumors with FT836 as an investigational off-the-shelf CAR T-cell therapy without the need for conditioning chemotherapy is a new paradigm in CAR T cell therapy. The Phase 1 study is designed to assess the safety and activity of FT836 without administration of conditioning chemotherapy in combination with standard-of-care therapies including cetuximab, trastuzumab and paclitaxel for the treatment of advanced solid tumors. The protocol allows for administration with a shortened hospitalization requirement of 24 hours for the Day 1 treatment and outpatient for the second dose at Day 15 and can be re-dosed following inadequate response or relapse. In November 2025, the first patient, a 47-year-old male with stage IV colorectal cancer (CRC) with five prior lines of systemic therapy, was treated with FT836 at 300 million cells in the cetuximab combination arm without any conditioning chemotherapy. The patient was discharged after a one-day hospital stay and treated with a second dose of FT836 at 300 million cells on Day 15 of the treatment cycle as outpatient. Enrollment in the FT836 Phase 1 trial is ongoing, and we plan to provide an update on the patients treated in the second half of 2026. The translational development of FT836 was supported by a $4 million award from CIRM.

FT839: CAR T-cell Program

We are applying our iPSC product platform to develop our second next-generation CAR T-cell product candidate with the potential to target multiple aberrant cell types while evading recognition by alloreactive immune cells. FT839 is our first multi-antigen dual-CAR T-cell product candidate that is designed to express two unique CARs: a first CAR targeting the B-cell lineage marker CD19 and the second CAR targeting the immune activation marker CD38, which is often found on aberrant T, NK and B cells. At the 2025 American Society of Hematology (ASH) Annual Meeting, we presented preclinical data demonstrating that FT839 with its dual-CAR mechanism, specifically eliminated a variety of pathogenic immune cell types without requiring conditioning chemotherapy to treat complex autoimmune diseases. In addition, dual-CAR T cells showed enhanced elimination of CD19+CD38+ cells in vivo compared to single CAR controls (see below Figure 4 of presentation). In addition, FT839 exhibited functional persistence in allogeneic settings in the absence of conditioning chemotherapy and showed enhanced capacity for selective elimination of aberrant immune subsets in autoimmune patient derived peripheral blood mononuclear cells (PBMCs) (see below Figure 5 of presentation). We are completing IND-enabling activities in 2026 to support the initial clinical investigation of FT839 for the treatment of cancer and autoimmune diseases.

A
B cells
T cells
NK
Monocytes
DCs
GPRC5D
CD20
BCMA
CD38
CD19
Median expression
Percent expressing
100
75
50
25
12.5
6.25
B
NALM6
Raji
CD19
CD38
D
NALM6
Lymphoblastic Leukemia
Days Post Tumor Transplant
F
Raji
Burkitt's Lymphoma
No tumor
Tumor alone
FT839
CD19 CAR T
C
NALM6 Alone
FT839
CD19 CAR T
Donor #1
Donor #2
D2
D10
D17
D24
D31
E
Raji Alone
D1
D6
D12
D15
D20
G
1:1 MLR
PBMC:CAR T
In vitro differentiated and activated plasmablasts and plasma cells
1. No CAR
2. CD19 CAR T
3. FT839
Flow timepoints: 0 & 72 hrs
H
PBMCs; T=0 hrs
CD4⁺ T cells
CD8⁺ T cells
CD56⁺ CD8⁺ T cells
DN T cells
DP T cells
NK cells
CD19lo Plasmablasts
CD19⁻ Plasma cells
B cells
umap 1
umap 2
I
CD38; T=0 hrs
CD19; T=0 hrs
Expression
Plasmablasts & Plasma cells
J
FT839 MLR; T=72 hrs
K
B cells
CD19lo Plasmablasts
CD19⁻ Plasma Cells
Normalized Cell Counts
Time (Hours)
L
T cells
Activated CD38⁺
Quiescent CD38⁻
M
T = 48 hrs
E:T
Targets CD4⁺ T cells
• Th1 or Th17
Effector FT839
N
Th1: 48 hrs
Th1 Alone
FT839+Th1 (2:1 E:T)
Activated (CD38⁺) CD4⁺ Th1 Cells
% Specific Cytotoxicity
CD38
IFNγ
O
Th17: 48 hrs
Th17 Alone
FT839+Th17 (2:1 E:T)
Activated (CD38⁺) CD4⁺ Th17 Cells
IL17A

Figure 4. FT839 CAR T cells target a broad range of pathogenic cell types and spare healthy cells. A) Expression of relevant target genes in immune cell types acquired by single cell RNA-seq from 108 healthy donors. Data from the Human Immune Health Atlas (Gong et al., *Nature* 2025). B) Surface protein expression of CD19 and CD38 on Nalm6 leukemia and Raji lymphoma cell lines (pink) vs. isotype control (blue). C-F) Mice were inoculated with luciferase expressing NALM6 (C) or Raji (E) cells and treated with FT839 or CD19 CAR T cells generated from two independent donors. Tumor growth was monitored by bioluminescence-based imaging and quantified for NALM6 (D) and Raji (F) inoculated mice. Each line represents an individual mouse. G) Schematic of the *in vitro* mixed lymphocyte reaction (MLR) assay. Plasmablast and plasma cells were generated with IL21, α-CD40 and α-BCR for 6 days prior to 1:1 co-culture with control CAR^{neg} T cells, CD19 CAR T, or FT839. Flow cytometry was performed at 0 and 72 hours. H) UMAP representation of immune cell subsets at T = 0 hours. Cell types are individually colored and identified. I) CD38 and CD19 surface expression (T = 0 hrs). J) UMAP representation of PBMCs after 72 hours (T=72 hrs). K) Quantification of B cells, CD19^{lo} plasmablasts, and CD19^{-} plasma cells at T=0 and T=72 for CD19 CAR T- and FT839-PBMC co-cultures. Cell counts were normalized to control CAR^{neg} T cell-PBMC co-cultures. L) Quantification of CD38^{+} and CD38^{-}, CD4^{+} and CD8^{+} T cells at T=72 hrs. Cell counts were normalized to the CAR^{neg} T cell-PBMC co-cultures. M) Schematic of 48-hour co-culture with FT839 and polarized CD4^{+} cells. Representative flow cytometry plots and % specific cytotoxicity are shown for FT839 co-cultures with N) Th1 and O) Th17 target cells.

A
Eliminate Reactive Immune Cells
Shield Immune Cell Interactions
4-1BB+ Alloreactive Immune Cells
ADR
CD58KO
Immune System
Dendritic cell
B cell
T cell
NK cell
iPSC-derived T cells with Sword and Shield Technology
B
CTV-labeled healthy PBMC (n=10 donors)
Engineered iPSC-derived CAR T
No protection
ADR+
CD58-/-
ADR+ & CD58-/- FT839
(HLA mismatched)
D0
D7
D14
PBMC & CAR T (1:1)
CAR T rechallenge +IL-2
Harvest
C
Engineered CAR T
CAR T
No Protection
Sword Alone
Shield Alone
FT839
D
Allo-reactive PBMCs (Proliferating)
E
Non-reactive PBMCs (Non-proliferating)
PBMC alone
F
PBMC donors
1. Healthy
2. Rheumatoid Arthritis (RA)
3. SLE
CAR T cells
1. No CAR /Protection
2. FT839
1:1 MLR
PBMC : CAR T
D0
D2
D7
Flow timepoints
G
RA Donor PBMCs: D0
CD14+ Monocytes
CD4+ T cells
CD8+ T cells
DN T cells
DP T cells
NK cells
B cells
H
CD38 Expression: D0
CD19 Expression: D0
I
FT839 + RA PBMCs: D2
J
B cells
Healthy
RA
SLE
Normalized Cell Counts
No CAR/Protection
K
CD4+ T cells
CD8+ T cells
CD38+
CD38-
L
No CAR/Protection + RA PBMC: D7
CD25
4-1BB
CD38
Allo CD8+ T cells
Allo NK
umap 1
umap 2
M
FT839 + RA PBMC: D7
N
Alloreactive T cells
O
CAR T Persistence
CAR T cells/mL
P
CD4+ T cells
CD8+ T cells
CD38+
CD38-

Figure 5. FT839 targets pathogenic cells and prevents expansion of alloreactive immune cells in PBMCs from patients with rheumatoid arthritis (RA) and SLE . A) Illustration of Sword and Shield™ concept. B) Schematic of the *in vitro* mixed lymphocyte reaction assay performed with 10 different HLA-mismatched PBMC donors and the indicated iPSC-derived T cells. PBMCs were labelled with cell trace violet (CTV). On day 14 of the MLR, flow cytometry was used to analyze C) total engineered CAR T cells remaining, D) total reactive allogeneic PBMCs, E) total non-reactive PBMCs. F) Schematic of *in vitro* MLR assay. Healthy, RA, and SLE donor PBMCs were co-cultured 1:1 with FT839 or a T cell line lacking CAR and Sword and Shield™ edits (No CAR/Protection) and analyzed by flow cytometry. G) UMAP representation of cell populations within the RA PBMCs at D0. Cell types are individually colored and labeled within the plot. H) Heatmaps representing baseline (D0) CD38 and CD19 surface expression of RA PBMCs. I) UMAP representation of RA PBMCs after 2 Days (D2) MLR co-culture. Quantification of B cells (J) and CD38+ and CD38-, CD4+ and CD8+ T cells (K) at D2. Cell counts were normalized to respective PBMC alone samples. L) Heatmaps representing expression of CD25, 4-1BB, and CD38 in the RA PBMC + No CAR/Protection MLR at D7. M) UMAP representation of RA PBMCs in FT839 MLR co-culture at D7. N) Quantification of alloreactive (CD25+/4-1BB+) CD8+ T cells at D7. O) Quantification of CAR T cells at D7. P) Quantification of CD38+ and CD38-, CD4+ and CD8+ T cells at D7. Cell counts were normalized to respective PBMC alone samples. *RM one-way ANOVA, multiple comparison (C, D, E, K, and P) or paired t-tests (J and O) were used for statistical analysis of graphs, showing indicated comparisons* *p<0.05, **p<0.01, ****p<0.0001, *and ns = not significant.*

FT522: CAR NK Cell Program

FT522 is our first iPSC-derived CAR NK cell product candidate that incorporates our novel Alloimmune Defense Receptor (ADR) technology, which is designed to reduce or eliminate the need for administration of intense conditioning chemotherapy to patients receiving cellular immunotherapy. While approved autologous CAR T-cell therapies have demonstrated compelling efficacy in treating patients with relapsed / refractory hematologic malignancies, several key challenges limit their adoption and patient reach including the need to co-administer conditioning chemotherapy to patients. Conditioning chemotherapy induces toxicities, necessitates treatment at specialized medical centers with intensive care units, and prevents effective combination with standard-of-care treatment regimens widely used in the community setting. Its use has also been associated with treatment-emergent secondary malignancies, such as myelodysplastic syndrome.

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

In preclinical studies, we showed that ADR-armed CAR NK cells selectively targeted and eliminated alloreactive immune cells in an in vitro co-culture assay with allogeneic PBMCs; targeted and eliminated activated T-regulatory cells, overcoming a major suppressive mechanism associated with poor anti-tumor activity; and were potentiated through 4-1BB engagement, promoting NK cell expansion and persistence. In addition, in a disseminated Nalm6 leukemia model comprised of alloreactive T cells and CD19+ tumor cells resistant to T-cell killing (MHC class I-null), ADR-armed, CD19-targeted, iPSC-derived CAR NK cells exhibited uncompromised effector function in vivo compared to ADR-null, CD19-targeted, iPSC-derived CAR NK cells, suggesting that ADR-armed NK cells functionally persist, proliferate, and kill tumor cells while resisting rejection by alloreactive T cells. These preclinical data suggest that FT522 has the potential to robustly deplete CD19+ B cells, evade host immune cell rejection, and drive clinical responses without administration of intense conditioning chemotherapy to patients.

B-cell Lymphoma

We have completed our multi-center, Phase 1 clinical trial of FT522 to assess its safety, pharmacokinetics, and activity in patients with relapsed / refractory BCL (NCT05950334). The Phase 1 study included two regimens: Regimen A, or the “conditioning” arm, which consisted of three days of conditioning chemotherapy; one dose of rituximab; and three doses of FT522; and Regimen B, or the “no conditioning” arm, which consisted of one dose of rituximab and three doses of FT522 without conditioning chemotherapy. At the 18th International Conference on Malignant Lymphoma held in June 2025, we presented interim safety and efficacy data on FT522 from the Phase 1 clinical trial in relapsed / refractory BCL. As depicted in the presentation, there were no reported observations of CRS or ICANS, and FT522 was shown to be detected in the periphery of patients who were treated with conditioning chemotherapy as well in patients who did not receive chemotherapy, supporting the activity of ADR to support product persistence without the need for conditioning chemotherapy. Additionally, overall responses were presented to demonstrate activity in relapsed/refractory BCL (see below, Figure 3 from the presentation).

Overall Response by Regimen and Diagnosis

Primary Diagnosis
FT5222 Dose
Regimen A
FL 300M
DLBCL 900M
FL 300M
MCL 300M
FL 900M
tNHL 900M
DLBCL 300M
MZL 300M
DLBCL 900M
DLBCL 900M
DLBCL 900M
DLBCL 300M
Regimen B
WM 300M
WM 900M
WM 900M
FL 900M
SLL 300M
FL 300M
MZL 300M
DLBCL 300M
0 1 2 3 4 5 6 7 8 9 10 11 12
Study Month
Lugano/WM Response
CR
PR
SD
PD
Subsequent cancer therapy
Death

Figure 3. Response and duration by regimen and diagnosis

With enrollment in the Phase 1 study of FT522 for the treatment of relapsed / refractory BCL completed, we are evaluating opportunities for further clinical development of FT522 in autoimmune indications.

B Cell-mediated Autoimmune Diseases

In a preclinical in vitro re-challenge assay using PBMCs from unmatched SLE donors, FT522 drove rapid and deep CD19+ B cell depletion, eliminated alloreactive T cells and maintained functional persistence, indicating that FT522 has the potential to function effectively in the presence of an unmatched host immune system. In addition, in a preclinical in vivo biodistribution study, FT522 showed dose-dependent trafficking, infiltration, and residency in secondary and tertiary tissues without cytokine support, which has the potential to support deep responses in autoimmune disease.

Our IND application to assess the safety, pharmacokinetics, and activity of FT522 across a basket of B cell-mediated autoimmune diseases including anti-neutrophilic cytoplasmic AAV, IMM, SSc, and SLE has been allowed by the FDA. The Phase 1 clinical protocol permits treatment of patients with up to four weekly doses of FT522, without administration of conditioning chemotherapy, as an add-on to rituximab induction therapy (Regimen A) and as an add-on to maintenance therapy in combination with rituximab (Regimen B). We are currently evaluating opportunities and timelines for the clinical development of FT522 in autoimmune diseases.

Our Partnership with Ono Pharmaceutical

Under a collaboration and option agreement with Ono Pharmaceutical Co. Ltd. (Ono) entered into in September 2018 and amended in June 2022, August 2024, and June 2025 (the Ono Agreement), we are conducting research and preclinical development of iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of solid tumors.

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

In November 2023, we entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 were increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint research plan.

In August 2024, we entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment). Under the 2024 Ono Amendment, the preclinical option period for Candidate 3 was extended through June 2025 and the aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 were increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint research plan.

In June 2025, we entered into an amendment with Ono to the Ono Agreement (the 2025 Ono Amendment, and collectively with the 2022 Ono Amendment, 2023 Ono Amendment, and 2024 Ono Amendment, the Ono Amendments). Under the 2025 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 were increased by approximately $6.5 million, for a total estimated $44.5 million in aggregate research and preclinical development fees over the course of the joint research plan. We will continue to receive committed funding under the joint research plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined preclinical milestone under the joint research plan.

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

As of February 19, 2026, our intellectual property portfolio is composed of over 450 issued patents and 120 patent applications that we license from academic and research institutions, and over 600 issued patents or pending patent applications that we own. These patents and patent applications generally provide us with the rights to develop our product candidates in the United States and worldwide. This portfolio covers compositions of programmed cellular immunotherapies, our cell programming approach for enhancing the therapeutic function of cells ex vivo, and our platform for industrial-scale iPSC generation and engineering. We believe that we have a significant intellectual property position and substantial know-how relating to the programming of hematopoietic and immune cells and to the derivation, genetic engineering, and differentiation of iPSCs.

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

Intellectual Property Relating to iPSC Technology and Platform

As of February 19, 2026, we own over 30 patent families directed to programming the fate of somatic cells ex vivo, including patent applications pending in the U.S. and internationally related to our platform for industrial-scale iPSC generation and applications related to differentiation of iPSCs into specialized cells with therapeutic potential. These patent applications cover our proprietary small molecule-enhanced iPSC platform, including novel reprogramming factors and methods of reprogramming to obtain iPSCs. Our intellectual property portfolio also includes gene editing compositions and methods of genetic engineering, as well as methods of directing the fate of cells to obtain homogenous cell populations in the hematopoietic lineage, including CD34+ cells, T-cells and NK cells. Our proprietary intellectual property enables highly efficient iPSC derivation, selection, engineering, and clonal expansion while maintaining genomic stability. Any U.S. patents issued from these patent applications are expected to have statutory expiration dates ranging from 2031 to 2044.

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

We also have exclusive rights to two families of patent applications from the University of Minnesota. As of February 19, 2026, this portfolio includes over 50 issued patents or pending patent applications in the United States and foreign jurisdictions directed to compositions of NK cells, including adaptive memory NK cells and genetically engineered NK cells, and therapeutic strategies for the treatment of cancer using these NK cells. These applications also describe compositions and methods of enhancing effector cell cytotoxicity by genetically engineering the CD16 Fc receptor in immune cells, including iPSC-derived NK and T cells. The portfolio also includes applications describing methods of increasing NK cell tumor specificity and cytotoxicity by incorporating CARs on NK cells. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2035 and 2038.

We also have exclusively licensed from the Memorial Sloan Kettering Cancer Center (MSKCC) intellectual property covering the production and composition of iPSC-derived T-cells and their use in cellular immunotherapy, and have a license from MSKCC to two patent families covering novel CAR constructs as well as off-the-shelf CAR T-cells, including the use of CRISPR and other innovative technologies for their production. Collectively, this portfolio covers compositions of CAR constructs, compositions of T-cells and NK cells derived from pluripotent cells which are engineered with CARs, methods of engineering pluripotent cell lines, methods of deriving CAR T-cells from CAR expressing pluripotent stem cells, and methods of using CRISPR for producing off-the-shelf T-cell immunotherapies. Any U.S. patents that may issue from patent applications pending in this portfolio are expected to have statutory expiration dates between 2034 and 2038.

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

Additionally, we have licensed exclusive rights from Baylor College of Medicine (Baylor) to intellectual property covering the composition and use of a novel ADR that selectively targets activated T-cells to protect engineered allogeneic cell products expressing the ADR from elimination in the host immune system. Under the license agreement with Baylor, we are granted exclusive worldwide rights to use ADR in the field of iPSC-derived cell products, including T-cells and NK cells derived from iPSCs engineered with ADRs. As of February 19, 2026, the portfolio includes four issued patents and 14 pending applications broadly applicable to making and using ADR-expressing effector cells, including T-cells and NK cells differentiated from iPSCs engineered with ADRs. We expect U.S. patents related to this technology to have statutory expiration dates starting in 2039.

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

Intellectual Property Relating to the Programming of Hematopoietic Cells

As of February 19, 2026, we own 17 families of U.S. and foreign patents and pending patent applications covering our cell programming technology and compositions of programmed cellular immunotherapies. This portfolio includes over 150 issued patents or pending patent applications relating to methods of programming the biological properties and therapeutic function of cells ex vivo, and the resulting therapeutic compositions of hematopoietic and immune cells. Patents and patent applications in this portfolio include claims covering (i) therapeutic compositions of hematopoietic and immune cells, including T-cells, NK cells, and CD34+ cells, that have been programmed ex vivo with one or more agents to optimize their therapeutic function for application in oncology and immune diseases and (ii) methods of programming cells including by the activation or inhibition of therapeutically-relevant genes and cell-surface proteins, such as those involved in the homing, proliferation and survival of hematopoietic cells or those involved in the persistence, proliferation and reactivity of immune cells. Any U.S. patents within this portfolio that have issued or may yet issue from pending patent applications are expected to have statutory expiration dates between 2032 and 2044.

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

Under the terms of the amended and restated agreement, we are required to pay MSKCC an annual license maintenance fee during the term of the agreement, and are also required to make payments of up to $12.5 million for development, regulatory and commercial milestones achieved with respect to each licensed product. If commercial sales of a licensed product commence, we will also be required to pay royalties at percentage rates up to the high-single digits on net sales of licensed products. Our royalty payments are subject to reduction for any third-party payments required to be made until a minimum royalty percentage has been reached. In the event that we sublicense the patent rights, MSKCC is also entitled to receive a percentage of the sublicensing income received by us. Additionally, in the event a licensed product achieves a specified clinical milestone, MSKCC is then eligible to receive additional milestone payments, where the amount of such payments owed to MSKCC are contingent upon certain increases in the price of our common stock following the date of achievement of such clinical milestone.

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

Max Delbruck Center (MDC)

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

The agreement will continue until the expiration of the last to expire licensed patent. DFCI may terminate the agreement for cause, including if we default in the performance of any of our obligations and fail to cure the default within a specified grace period, if an officer of ours (or of an affiliate or sublicensee) is convicted of a felony related to the manufacture, use, sale or import of a licensed product, if we cease to carry out our business or become bankrupt or insolvent, and if we institute a proceeding to challenge the patent rights. DFCI may also terminate our exclusive license if we fail to materially comply with our diligence obligations. We may terminate the agreement for any reason in its entirety or on a product-by-product or country-by-country basis upon prior written notice to DFCI and payment of all amounts due to DFCI through the date of termination.

Baylor College of Medicine (Baylor)

In April 2020, we entered into a license agreement with Baylor for rights pertaining to a novel ADR that selectively targets activated T-cells to protect engineered allogeneic effector cells expressing the ADR from elimination in the host immune system. Under our agreement, we obtained an exclusive royalty-bearing, sublicensable, worldwide license to make, use and sell products covered by the licensed patent rights in the field of iPSC-derived cell products, including T-cells and NK cells derived from iPSCs engineered with ADRs. Baylor retains the right to practice and license to other academic, government and research institutes for non-commercial research purposes. Our licenses are also subject to pre-existing rights of the U.S. government.

Under the terms of the license agreement, we are obligated to make a minimum annual royalty payment to Baylor starting in 2024. We are also required to make development and regulatory milestone payments to Baylor for the first three distinct licensed products, where the milestone payments total up to $7 million for the first licensed product, and are reduced by fifty percent (50%) for each of the second and third licensed products. If commercial sales of a licensed product commence, we will pay Baylor a low single-digit percentage royalty on net sales of licensed products in countries where the product is protected by licensed patent rights. Our obligation to pay royalties continues on a country-by-country basis until the expiration of all licensed patent rights in that country, with possible reductions for payments that we are required to make to third parties. In the event that we sublicense the patent rights, Baylor is entitled to receive a percentage of our sublicensing income.

Under the license agreement, we are obligated to use reasonable efforts to develop and introduce licensed products to the commercial market including by meeting certain diligence timelines. These timelines are extendable by us for one year upon a one-time payment, subject to Baylor’s discretion for further extensions.

The license agreement remains in effect until the expiration of the last to expire licensed patent. Baylor has the right to terminate the agreement if we materially default in the performance of any terms and fail to correct the default within a specified grace period after Baylor’s written notice. Termination by Baylor is also possible if we are subject to insolvency or similar proceedings, assignment of all or substantially all of our assets for the benefit of creditors, or the appointment of a trustee, in each case that are not dismissed, stayed or suspended within 30 days following such events. We retain the right to terminate the agreement for any cause, upon prior written notice to Baylor and payment of all amounts due to Baylor under the agreement.

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

As part of our manufacturing process, we endeavor to utilize current Good Manufacturing Practice (cGMP) grade materials and reagents, if commercially available; however, certain critical materials and reagents are currently qualified for research use only. Additionally, we obtain key components required for the manufacture of our iPSC-derived cell product candidates from third-party manufacturers and suppliers, which include, in some instances, sole source manufacturers and suppliers. We do not currently have long-term commitments or supply agreements in place to obtain certain key components used in the manufacture of our iPSC-derived cell product candidates.

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

Government Regulation

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (the FDCA) and the Public Health Service Act (the PHS Act) and related regulations. Biological products are also subject to other federal, state, local, and foreign statutes and regulations. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of biological products. These agencies and other federal, state, local, and foreign entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, packaging, labeling, storage, distribution, record keeping, reporting, approval or licensing, advertising and promotion, and import and export related to biological products such as those we are developing. Failure to comply with the applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. FDA sanctions include refusal to approve pending applications, withdrawal of an approval or suspension or revocation of a license, clinical hold or study termination, FDA Form 483s, warning or untitled letters, voluntary or mandatory product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, debarment or refusals from government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. As we have seen in recent years, different laws and regulations on the same topic may not always have the same requirements, and even when requirements overlap, the rules are not always consistently implemented, interpreted, and enforced across jurisdictions. In addition, government regulation may delay or prevent marketing of product candidates for a considerable period of time and impose costly procedures upon our activities.

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

A sponsor that wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA.

A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. For a human cellular or tissue product, the FDA also will not approve the product if the manufacturer is not in compliance with cGTPs. FDA regulations also require tissue establishments to register and list their human cells, tissues, and cellular and tissue-based products (HCT/Ps) with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA may inspect clinical sites to ensure that the clinical trials were conducted in compliance with IND study requirements and GCPs. If the FDA determines the manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will require the facility to take corrective action and provide documentation evidencing the implementation of such corrective action, which may delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCPs, the FDA may determine the data generated by the site should be excluded from the primary efficacy analyses provided in the BLA, and request additional testing or data. Additionally, the FDA ultimately may still decide that the application does not satisfy the regulatory criteria for approval.

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

After the FDA completes its initial review of a BLA, it will communicate to the sponsor that the biological product will either be approved, or it will issue a complete response letter to communicate that the BLA will not be approved in its current form. The complete response letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA to address all of the deficiencies identified in the letter, or withdraw the application, or request a hearing. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

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

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited review if they demonstrate the potential to address an unmet medical need in the treatment of a serious or life-threatening disease or condition for which there is no effective treatment. These programs are referred to as fast-track designation, priority review, accelerated approval, breakthrough therapy designation, and regenerative advanced therapy designation.

Fast Track Designation. The FDA may grant “fast track” status to product candidates that are intended to treat serious or life-threatening diseases or conditions and demonstrate the potential to address an unmet medical need for the condition. Fast track is a process designed to facilitate the development and expedite the review of such product candidates by providing, among other things, more frequent meetings with the FDA to discuss the product candidate’s development plan and rolling review, which allows submission of individually completed sections of an BLA for FDA review before the entire submission is completed. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a product candidate may request the FDA to designate the product as a fast-track product at any time during clinical development. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval. In addition, the fast-track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, or if the designated drug development program is no longer being pursued.

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
•
The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions. In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
•
The Inflation Reduction Act of 2022 (IRA) includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Previously, if a product had received multiple orphan designations or multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025 (OBBBA), this restriction was loosened; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or rare disease indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.
•
In addition, the OBBBA imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, the Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have an impact on the prices that we, or any collaborators, may receive for any approved products. On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (MFN) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform that is yet to be developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (PDABs) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our future revenues. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which companies research, as well as sell, market and distribute any products for which such companies may obtain marketing authorization. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (FCA) which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

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

The GDPR also imposes restrictions in relation to the international transfer of personal data from the EEA and UK to other countries in respect of which the European Commission or the UK government has not issued a so-called “adequacy decision” or “ adequacy regulation”, including the US in certain circumstances, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data, such as the European Commission’s Standard Contractual Clauses for transfers outside of the EEA (SCCs) and a similar transfer mechanism for transfers of personal data outside of the UK, the International Data Transfer Agreement or Addendum (IDTA). Where relying on the SCCs or IDTA for data transfers, exporters are also required to carry out transfer impact assessments to assess the risk of the data transfer on a case-by-case basis, including an analysis of the laws in the destination country. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (EC) has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted.

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

Cellular immunotherapies for the treatment of autoimmune diseases and cancer have recently been an area of significant research and development by academic institutions and biopharmaceutical companies. Several autologous CAR T-cell therapies have been approved by the FDA for the treatment of relapsed / refractory hematologic malignancies including Kymriah (Novartis AG), Yescarta (Kite Pharma), and Breyanzi (Bristol-Myers Squibb Company) for aggressive large B-cell lymphoma (LBCL) and Abecma (Bristol-Myers Squibb Company) and Carvykti (Janssen Biotech) for multiple myeloma.

We are developing our iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of autoimmune diseases and cancer. While we believe our proprietary iPSC product platform and our off-the-shelf, multiplexed-engineered,

iPSC-derived cell product candidates are highly differentiated, a number of clinical-stage companies are currently focused on the development of cellular immunotherapies and other treatment modalities for the treatment of autoimmune diseases and cancer. These competitive approaches include companies include cell-based therapies, T cell engagers, monoclonal antibody therapies, bispecific antibodies, antibody-drug conjugates, and other immune-modulating or targeted therapies. Competitive companies include, among others, Adicet Bio, Inc., Allogene Therapeutics, Inc., Arcellx, Inc., Artiva Biotherapeutics, Inc., AstraZeneca plc, Autolus Therapeutics plc, Bristol-Myers Squibb Company, Cabaletta Bio, Inc., Caribou Biosciences, Inc., Cartesian Therapeutics, Inc., Cellectis SA, Century Therapeutics, Inc., CRISPR Therapeutics AG, Cullinan Therapeutics, Inc., ImmunityBio, Inc., Janssen Biotech (Johnson & Johnson), Kyverna Therapeutics, Inc., Legend Biotech Corporation, Lyell Immunopharma, Inc., Kite Pharma (Gilead Sciences, Inc.), Nkarta, Inc., Novartis AG, Regeneron Pharmaceuticals, Inc., Sana Biotechnology, Inc. and Takeda Pharmaceutical Company Limited. Preclinical-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We compete against our competitors in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Many of our competitors, either alone or with their collaboration partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance.

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

We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. As of December 31, 2025, we employed 161 employees, all of whom are full-time employees, including 27 in research and development, 103 in clinical development, manufacturing and regulatory affairs and 31 in general and administrative. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We believe that our relationship with our employees is good, and we provide all employees with the opportunity to share their opinions in open dialogues with our human resources department and senior management.

Inclusion and Belonging

We believe that an equitable, diverse, and inclusive workforce is a necessary foundation for innovation and dedication of our employees. Accordingly, we strive to promote inclusion and equal opportunity across the organization. We are committed to actively seeking out highly qualified candidates with diverse backgrounds, skills and experiences. We aim to cultivate a workplace where individuals can grow professionally and where differing perspectives contribute to better decision-making and sustained performance.

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

Compensation and Benefits

We offer competitive pay, with performance-based bonuses and equity awards. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards and to align employee incentives with company performance. We have a comprehensive benefits program that includes medical, dental and vision coverage; flexible spending accounts, income protection benefits, and paid time off, including sick leave and paid family leave. We offer a 401(k) retirement plan with company matching contributions, an employee assistance program, and an onsite fitness center at no cost to employees.

Employee Development and Engagement

We are focused on attracting and retaining a team of highly talented and motivated employees. We invest in and develop all levels of employees by engaging in career path and professional development conversations throughout an employee’s tenure. In addition, we provide targeted leadership development programs for frontline leaders through executive leadership programs. We also offer a range of professional, management, and leadership training programs to help our employees develop cross-functional skills and support their career growth.

Employees are incentivized for key contributions through awards programs that recognize their commitment and dedication by demonstrating our Fate Pathways to Success.

We believe that our relationship with our employees is good. We provide employees with opportunities for open dialogue with our human resources department and senior management, including through regular communication channels and feedback processes. In addition, we provide access to health and wellness programs, which include resources designed to support employees’ physical, mental, and financial wellbeing. These programs are intended to assist employees throughout their tenure and promote a stable and productive workforce.

Environmental Sustainability

We recognize the importance of the environment to a healthy, sustainable future for our business, our patients, and communities. Our headquarters located in San Diego, California was designed to be energy efficient through the use of LED lighting, energy efficient air handling units, a fully integrated building management system, and other tools. Our facilities are also outfitted with smart building solutions, such as occupancy sensors and air conditioning units reducing airflow based on occupancy. Water-saving bathroom faucets and toilets are installed throughout the building to help reduce water consumption. We implemented a lab recycling program diverting 50% of lab generated waste from landfills and designed to lower our environmental footprint. The exterior of our building is made up of draught tolerant landscaping to reduce the volume of water needed to maintain plant life around the building. Employees are also provided free access to electric vehicle charging stations. Our commitment to environmental sustainability is ongoing and we continue to be mindful of how we can minimize our environmental footprint as a company.

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

We own various U.S. federal trademark registrations and applications, and unregistered trademarks, including Fate Therapeutics®, our corporate logo, and Sword & ShieldTM. All other trademarks or trade names referred to in this document are the property of their respective owners. Solely for convenience, the trademarks and trade names in this document are referred to without the symbols® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

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

We may experience delays in, or pause or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

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
•
our prioritization of certain of our product candidates for advancement or the emergence of competing products or product candidates developed by others, including a decision to cease research and development of any existing product candidate due to the potential obsolescence of our product candidate by a competing product or product candidate or our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or a more favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position;
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

Additionally, we will only be able to obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe, pure and potent, or effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional preclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the trial study design, conduct of, and the data from our clinical trials and our manufacturing operations are sufficient to support approval. In addition, the approval by the FDA of new products in the same indications that we are studying may change the standard of care, and this may result in the FDA or other regulatory agencies requesting that we conduct additional studies to show that our product candidate is superior to the new standard of care. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct preclinical studies and clinical trials that we currently do not anticipate, including as a result of changes in FDA policies or regulations or in the standard of care. If we fail to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales and our ability to receive milestone or other payments under any collaboration agreements may be impaired, which will harm our business, prospects, financial condition and results of operations.

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
•
difficulties enrolling a sufficient number of suitable patients to conduct clinical trials of our product candidates, including difficulties resulting from limits on the availability of patients in sufficiently close proximity to clinical sites, patients enrolling in studies of therapeutic product candidates sponsored by us or our competitors and difficulties resulting from patient availability as a result of any measures taken by governmental authorities, hospitals, or clinical trial sites in response to any future public health crises or other serious disasters or similar events;
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
•
governmental or regulatory delays, including any delays due to limitations on the availability of governmental and regulatory agency personnel to review regulatory filings, conduct site inspections or engage in discussions with us as a result of government shutdowns, any future public health crisis or other serious disaster or similar events, failure to obtain regulatory approval, or uncertainty or changes in U.S. or foreign regulatory requirements, policy or guidelines;
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

Even if we are successful in developing manufacturing capabilities sufficient for clinical and commercial supply, problems with our manufacturing operations or those of the third-party manufacturers upon which we rely, including difficulties with production costs and yields, quality control, stability of the product, quality assurance testing, operator error, shortages of qualified personnel, shortages of materials and supplies, facility shutdowns, global pandemics or other public health concerns, global geopolitical tensions, including wars and other armed conflicts, natural disasters (including due to the effects of climate change) or other reasons, as well as compliance with strictly enforced federal, state and foreign regulations, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient supplies of our product candidates for our ongoing and planned clinical trials or eventual commercialization. Further, delays in regulatory inspections, commissioning and receiving regulatory approvals for our manufacturing capabilities or facilities, including any new facilities could delay our development plans, including the initiation and conduct of our ongoing and planned clinical trials. In addition, we and our third-party manufacturers may have limited manufacturing capacity for certain product candidates or components used in manufacturing our product candidates, and we may fail to locate suitable additional or replacement manufacturing capacity, including for the manufacture of our product candidates in compliance with current GMP (cGMP) or current Good Tissue Practice (cGTP), on a reasonable basis or at all. Any such failure could be the basis for the FDA or other regulatory authorities to issue a FDA Form 483, warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction or imposing civil and criminal penalties.

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

All of our current product candidates are based on our novel iPSC platform, and some of our product candidates utilize novel genome editing technologies. To date, no iPSC-derived therapeutic product candidates have been approved in the United States or worldwide, and there have been only a limited number of regulatory approvals of genome edited therapeutics, and similarly a limited number of clinical trials involving the use of a therapeutic product candidate manufactured using a master iPSC line or genome edited cells. The development of such complex cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop iPSC-derived and genome edited cellular immunotherapies is ongoing; this is particularly true in relation to the development of cell therapies for the treatment of autoimmune diseases where there is limited clinical data available and where we have limited prior experience. We may determine to incorporate information learned from this research into the design of our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations, or they may exhibit undesirable side effects as more patient data become available. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. As with any new biologic or drug product developed using novel technologies, our product candidates have an unknown immunogenicity profile. As a result, our cellular immunotherapy product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

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

Certain of our product candidates are being developed for use in combination with one or more other therapies, such as monoclonal antibodies, and other current or future product candidates may be used in combination with other biologics or drugs, both approved and unapproved, such as fludarabine. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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
•
clinicians’ and patients’ and parents' (for pediatric patients) perceptions as to the potential risks and benefits of the product candidate under study in relation to other available therapies, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States, or with our chimeric antigen receptor (CAR) T-cell therapies broadly following FDA’s investigation into reports of T-cell malignancies for B-cell maturation antigen (BCMA)- and CD19-directed autologous CAR T-cell therapies, and perceived risks associated with the novel use of cell therapies for the treatment of autoimmune diseases, where there are no FDA-approved cell therapies and limited clinical precedent;
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

The FDA may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials, or initiating and conducting any future clinical trials of our current product candidates or other cell product candidates that we may identify. Additionally, the FDA may in the future have comments, or impose requirements, on the conduct of our clinical trials or the initiation of clinical trials or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA, may cause delays in the initiation or conduct of current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

Even if our current and planned clinical trials are successful, we will need to conduct additional clinical trials, which may include registrational trials, trials in additional patient populations or under different treatment conditions, and trials using different manufacturing protocols, processes, materials or facilities or under different manufacturing conditions, before we are able to seek approvals for our product candidates from the FDA and regulatory authorities outside the United States to market and sell these product candidates. In addition, changes in regulatory policies under current or future U.S. presidential administrations may result in delays in the regulatory review and approval process and cause uncertainty regarding approval pathways. If we fail to meet the requirements to support continued clinical development, our clinical development activities for any of our product candidates are delayed or suspended, or we fail to obtain or maintain regulatory approvals with an acceptable scope, our business, prospects, financial condition and results of operations will be harmed.

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

Our clinical trials may be adversely affected by investigators’ limited experience with CAR-T cell therapies, including lack of familiarity with CAR-T-specific safety profiles and adverse events, which could impact patient safety, safety reporting, and the interpretation of clinical trial results.

Our product candidates are CAR-T cell therapies, which are associated with unique and potentially severe safety risks, including CRS, ICANS, prolonged cytopenias, infections, and other immune-mediated or delayed adverse events. The identification, grading, management, and timely reporting of these adverse events require specialized training and experience that differ significantly from those required for traditional therapies.

Many clinical trial investigators, site personnel, and institutions have limited prior experience conducting clinical trials involving CAR-T cell therapies or managing their associated toxicities. As a result, investigators or site staff may not promptly recognize, accurately grade, or appropriately manage CAR-T-related adverse events, or may inconsistently apply applicable grading criteria, management guidelines, or reporting requirements. Inadequate or delayed identification and reporting of safety events could increase risks to patients, lead to incomplete or inconsistent safety data, or result in inaccurate characterization of the safety profile of our product candidates.

In addition, variability in investigator experience with CAR-T therapies may contribute to inconsistent safety monitoring, delayed intervention, protocol deviations, or incomplete adverse event documentation across trial sites. These factors could complicate data interpretation, limit comparability across study cohorts or sites, and negatively affect discussions with regulatory authorities. Addressing such issues may require additional investigator training, increased monitoring, site remediation, or the replacement of clinical trial sites, which could increase costs, delay trial timelines, and divert management resources.

If we are unable to ensure that investigators and site personnel have sufficient expertise in the administration of CAR-T cell therapies and the management and reporting of CAR-T-associated adverse events, our clinical trials may be delayed, suspended, or terminated, regulatory approvals may be delayed or denied, and the commercial prospects for our product candidates could be materially adversely affected.

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

We may fail to obtain regulatory approval from the FDA or comparable foreign regulatory authorities for our product candidates, which would prevent or delay commercialization and adversely affect our business.

The development, testing, manufacture and commercialization of our product candidates are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. The regulatory approval process for novel product candidates such as ours is particularly uncertain and may be more expensive and take longer than the approval process for cell therapy product candidates based on other, better known or more extensively studied technologies and therapeutic approaches. As a result, we cannot assure that any of our product candidates will receive regulatory approval in the United States or in any other jurisdiction.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•
disagreement with the design or conduct of our clinical studies;
•
failure to demonstrate a favorable benefit-risk profile for a product candidate for its proposed indication;
•
failure to demonstrate the stability, safety, purity and potency of a product candidate;
•
failure of clinical sites to conduct studies in accordance with applicable regulatory requirements;
•
failure of clinical studies to meet the level of statistical significance required for approval;
•
disagreement with our interpretation of data from preclinical studies or clinical studies;
•
insufficiency of data collected from clinical studies to support the submission, filing or approval of a biologics license application (BLA) or other regulatory submission;
•
inability to reach agreement with the FDA or comparable foreign regulatory authorities on the methodologies for, and assessment of, comparability of different versions of a product candidate used in non-pivotal studies, pivotal studies and for intended commercial use;
•
failure to obtain approval of our manufacturing processes or of our own manufacturing facilities;
•
changes or inconsistencies in requested or required methodologies, statistical analyses, specification criteria or regulatory submission requirements for a product candidate, including changes to, or inconsistencies with, applicable industry practice or precedent; or
•
changes in approval policies or regulations, or changes in positions, guidance or feedback communicated by the FDA or comparable foreign regulatory authorities, that render our preclinical or clinical data insufficient to support approval or otherwise negatively impact the potential approval of a product candidate.

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

Additionally, some of the data from clinical trials of our product candidates performed to date were generated from open-label studies, and these studies are being conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which treatment regimen patients have received and may interpret the information of the treated group more favorably given this knowledge. Accordingly, the preliminary data from our clinical trials of our product candidates may not be predictive of future clinical trial results for these or other future product candidates when studied in a controlled environment or larger patient populations.

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

We have received RMAT designation from the FDA for FT819 for the treatment of active moderate to severe systemic lupus erythematosus (SLE), including lupus nephritis, and may seek additional RMAT designations in the future for current or future product candidates. A product candidate is eligible for RMAT designation if: (1) it is a cell therapy, therapeutic tissue engineering product, human cell or tissue product, or a combination product using any such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) there is preliminary clinical evidence that indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. This program is intended to facilitate efficient development and expedite review of RMATs.

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

We may seek designation for our cell programming technology as designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA or New Drug Application (NDA); (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA or NDA for a drug or biological product that uses or incorporates the platform technology. Even if we believe our cell programming technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or lead to a faster FDA review or approval process and does not assure ultimate FDA approval of a drug. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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

We conduct and expect to continue to conduct clinical trials for some of our product candidates outside the United States, and the FDA may not accept data from trials conducted in such locations.

We conduct and expect to continue to conduct one or more of our clinical trials or include sites in current or future clinical trials outside the United States.

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, while these clinical trials or trial sites are subject to the applicable local laws where the trials are conducted, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial or trial site outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or halt our development of the applicable product candidates. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Risks Related to Our Financial Condition

Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for or commercialize, our product candidates.

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

As of December 31, 2025, our cash, cash equivalents, and investments were $205.1 million. We intend to use our cash, cash equivalents, and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment and interest obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at a different stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, while the overall impacts of the ongoing and emerging geopolitical tensions, including wars and other armed conflicts, on the global economy remain unknown and difficult to predict, these events have caused significant disruptions and created uncertainties in the global financial markets, and the economic impacts of these and other similar global events could materially and adversely affect our ability to raise capital through equity or debt financings in the future.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of December 31, 2025, we had an accumulated deficit of $1.5 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

The development and manufacturing of our product candidates requires many reagents and other specialty materials and equipment, some of which are manufactured or supplied by small companies with limited resources and experience to support commercial biologics production. To date, we and our CMOs have purchased equipment, materials and disposables used for the manufacture of our existing product candidates from third-party suppliers. Some of these suppliers may not have the capacity to support commercial products manufactured under cGMP or cGTP conditions for biopharmaceutical firms or may otherwise be ill-equipped to support our needs. Reagents and other key materials from these suppliers may have inconsistent attributes and introduce variability into our manufactured product candidates, which may contribute to variable patient outcomes and possible adverse events. We rely on the general commercial availability of materials and equipment required for the manufacture of our product candidates, and do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Even if we are able to enter into such contracts, we may be limited to a sole third-party for the supply of certain required components and equipment.

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

As a result of any public health crises, natural disasters (including due to the effects of climate change), ongoing and emerging global geopolitical tensions, including wars and other armed conflicts, regulatory actions, restrictions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands, or quality issues, the business and operations of our suppliers and other third parties which produce agents and materials used in our clinical trials or manufacturing of our product candidates may be disrupted or delayed, and we in turn may experience disruptions or delays in our supply chain. A delay or inability to continue to source product or materials from any of these suppliers or third parties, which could be due to the impacts of any of the events described above could adversely affect our ability to manufacture our product candidates and our ability to conduct clinical trials, which could significantly harm our business.

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

In particular, the United States government has proposed and, in certain cases, enacted legislation and policies intended to restrict or prohibit the use of biotechnology services or products provided by certain foreign entities that are owned by, controlled by, or associated with the government of China or other foreign adversaries. Such measures include legislation commonly referred to as the “BIOSECURE Act,” as well as related executive branch actions, which are intended to limit U.S. government funding or support for biotechnology activities involving specified foreign entities and to reduce perceived national security risks associated with reliance on such entities. If applied to our third-party vendors, these laws or policies could restrict our ability, or the ability of our collaborators, contract research organizations, manufacturers, or other third-party vendors, to engage or continue to engage certain Chinese or Chinese-affiliated service providers, even where such providers are currently permitted to operate under applicable law.

We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. In addition, alternative vendors may be more expensive, may have longer lead times, or may lack the same technical capabilities or capacity, which could increase our costs or delay our development timelines.

We are unable to predict whether or when legislative or executive actions would be effective or applied to specific vendors, or the scope and timing of their potential implementation and whether such actions would materially and adversely affect our liquidity, access to capital, development timelines, or ability to conduct business. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to manufacture and develop our product candidates. Even if we are able to comply with such requirements, compliance may require significant management attention, increased costs, and changes to our supply chain or development strategy, which could adversely affect our business, financial condition, and results of operations.

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

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. The use of cellular immunotherapies for the potential treatment of autoimmune diseases is a recent development, and may not become widely accepted by patients, physicians, treatment centers, and third-party payors. If any of our products obtains regulatory approval but does not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. For example, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. FDA’s investigation into CAR T-cell therapies and other similar actions could result in increased government regulation, unfavorable public perception and publicity, potential impacts on enrollment in our clinical trials, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

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
•
obtaining and maintaining adequate pricing and reimbursement in the United States and/or other regions of the world; and
•
sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.

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

Due to the novel nature of our cellular immunotherapy product candidates, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular immunotherapy product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds. For additional information regarding pricing pressures and healthcare regulatory changes, see “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes.”

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For additional information regarding coverage and reimbursement, see “Business—Government Regulation—Coverage and Reimbursement.”

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Recent and proposed healthcare reform measures in the United States have focused in particular on prescription drug pricing, reimbursement, and manufacturer financial obligations under government healthcare programs. These measures include statutory changes, executive actions, and proposed regulations that may affect pricing, coverage, reimbursement methodologies, and market access for pharmaceutical and biological products. For a more complete discussion of healthcare reform and regulatory developments that may affect our business, see “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes.”

There has been increasing legislative, regulatory, and enforcement interest in the United States with respect to prescription drug pricing practices.  Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

The Inflation Reduction Act of 2022 (IRA), for example, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries to $2,000 starting in 2025, eliminating the prescription drug coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of an HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Subsequent legislation, including the One Big Beautiful Bill Act of 2025, modified certain aspects of the IRA, including expanding the orphan drug exemption from Medicare drug price negotiation for the 2028 initial price applicability year.

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

Recent executive actions and proposed regulatory initiatives in the United States have sought to further reduce prescription drug prices, including through the use of most-favored-nation pricing principles, potential changes to manufacturer distribution models, and expanded governmental oversight of pricing practices. For example, in May 2025, the Trump administration issued an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs, see “Business—Government Regulation—Health Reform and Other Regulatory Changes” for more information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing.

In addition, the U.S. Supreme Court’s 2024 decision in Loper Bright Enterprises v. Raimondo overruled the Chevron doctrine, which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. This decision may increase regulatory uncertainty and litigation risk and could delay or complicate FDA regulatory review, policymaking, or implementation of regulatory initiatives.

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

We are exposed to the risk of employee or third party service provider fraud or other misconduct. Misconduct by employees or third party service providers could include intentional failures to comply with the regulations of the FDA or foreign regulators, to provide accurate information to the FDA or foreign regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. Employee or third party service provider misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. If any actions alleging such misconduct are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business, including the imposition of significant fines or other sanctions.

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

In December 2024, the U.S. Department of Justice issued regulations implementing Executive Order (EO) 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” which became effective on April 8, 2025. These regulations prohibit transactions involving access to bulk sensitive data by countries of concern, such as China (including Hong Kong). In the life sciences sector, the regulations prohibit investment agreements, employment agreements, vendor agreements, and other transactions involving human genomic data and biospecimens, except where necessary for specified exempt activities. Tracking and complying with these regulations may require significant time and expense.

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

Artificial intelligence (AI)-based software is increasingly being used in the biopharmaceutical and global healthcare industries. As with many developing technologies, artificial intelligence-based software presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and reputational harm. Furthermore, use of AI-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property rights.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act (AI Act) imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. Likewise, in the United States, several states, including Colorado and California, passed laws to regulate various uses of AI, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory-decision making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law, regulation, or guidance, with the potential for significant enforcement or litigation in the event of any perceived non-compliance. We expect other jurisdictions will adopt similar laws. Uncertainty in the legal regulatory regime may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time.

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

Inadequate funding for the FDA, the Securities Exchange Commission (SEC), the National Institutes of Health (NIH) and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire, retain or deploy personnel, and substantial leadership, personnel, and policy changes or otherwise could prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations, research and development activities and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly fund and continue our operations.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the leadership of the FDA and the current administration will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates.

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
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments, or any changes in, or termination of, any such significant arrangement or relationship, such as our announcement in January 2023 of the termination of our collaboration with Janssen;
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
•
acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the ongoing global geopolitical tensions, including wars and other armed conflicts; and
•
general economic and market conditions, including inflationary pressures, tariffs and stock market volatility.

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

As of February 19, 2026 our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 40.1% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 9 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 43.9%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

For example, we registered all of the 5,250,000 shares of common stock issued by us in our August 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in September 2016. We also registered all of the 6,766,915 shares of common stock issued by us and all 14,097,745 shares of common stock issuable upon the conversion of an aggregate of 2,819,549 shares of Class A Convertible Preferred Stock issued by us in our November 2016 private placement transaction for resale on a Form S-3, which was declared effective by the SEC in January 2017. Additionally, we registered all of the 5,380,117 shares of common stock issued by us and all of the 257,310 prefunded warrants to purchase common stock in our public offering in January 2021. We registered all of the 14,545,454 shares of common stock issued by us in our underwritten offering in March 2024. In addition, we registered for resale all of the 3,636,364 shares of common stock issuable upon exercise of the pre-funded warrants sold in the concurrent private placement in March 2024.

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

A sustained decline in our stock price may result in an impairment indicator which could have an adverse impact on our results of operations.

Any significant change in market conditions, including a sustained decline in our stock price, may give rise to indicators of impairment in the period that the change becomes known. For example, during the year ended December 31, 2024, we identified an indicator of impairment of our long-lived assets due to a sustained decline in the trading price of our common stock over the preceding year, resulting in our market capitalization being below our net asset value. As a result of the fair value analysis, we recorded a $13.4 million impairment charge against property and equipment and a $1.3 million impairment charge against the right-of-use asset in the statement of operations during the year ended December 31, 2024.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of $879.1 million and $773.3 million, respectively, some of which begin to expire in various amounts in 2027 and 2028, respectively. As of December 31, 2025, we also had federal and California research and development tax credit carryforwards of $48.5 million and $40.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits, or NOLs or credits, to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2025. We have not analyzed periods subsequent to December 2025. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2025, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

General Risk Factors

We are and could be further subject to securities class action litigation and other types of stockholder litigation.

The stock market in general, and Nasdaq and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, in January 2023, a purported stockholder filed a lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California and two derivative actions were filed in the same court in June 2023 and June 2024, respectively. An additional derivative action was filed in the Court of Chancery of the State of Delaware in December 2025 (see “Item 3. Legal Proceedings” for a more detailed description of these matters). We could also be subject to other types of litigation, which may involve claims of breach of fiduciary duties by our directors or officers for misuse/mismanagement of company assets/resources or conflicts of interest. Any such litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs.

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

In recent years, there has been increasing public focus and scrutiny from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to ESG factors. In addition to the changing rules and regulations related to ESG matters imposed by governmental and self-regulatory organizations, a variety of third-party organizations, institutional investors and business partners evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards and frameworks. Topics taken into account in such assessments include, among others, our efforts and impacts with respect to climate change and the role of our board of directors in supervising various sustainability issues.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver, and other financial institutions were also swept into receivership. In some cases, borrowers under credit agreements, letters of credit and certain other financial instruments with a financial institution that was placed into receivership by the FDIC were unable to access undrawn amounts thereunder. We currently use deposit accounts to fund our operations and other financial instruments such as cash-collateralized letters of credit associated with our facilities leases. Our excess cash is invested according to a restrictive investment policy within custodial accounts at various financial institutions. If any of the financial institutions that hold our deposit accounts were to be placed into receivership, we may be unable to access the funds in those accounts, which could result in liquidity constraints or failures. In addition, if any of our collaboration partners, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

There are ongoing and emerging geopolitical tensions, including wars and other armed conflicts, and although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. Global conflicts, including Russia’s invasion of Ukraine, conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Tariffs and economic sanctions imposed by the United States, Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials and supply chain, the financial markets and the global economy.

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

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor titled, “Our internal computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches” in Item 1A- Risk Factors.

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

ITEM 2. Properties

Facilities

As of December 31, 2025, we occupied approximately 200,000 square feet of office, laboratory and Good Manufacturing Practice (GMP) manufacturing space at our corporate headquarters in San Diego, California under a non-cancelable operating lease through May 2036. We believe that this facility is adequate for our current needs. In addition, we have additional operating leases for office and laboratory space in San Diego, California.

ITEM 3. Legal Proceedings

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted our motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. We filed a motion to dismiss the second amended complaint on November 18, 2024, and briefing on the motion was completed on January 21, 2025. On September 22, 2025, the court granted our motion to dismiss the second amended complaint, with leave for plaintiff to file a third amended complaint. On October 17, 2025, the plaintiff filed a third amended complaint. We filed a motion to dismiss the third amended complaint on November 17, 2025. Plaintiff filed an opposition brief on December 18, 2025. On January 15, 2026, we filed our reply in support of our motion to dismiss. We intend to continue to vigorously defend against this action.

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

On December 17, 2025, a derivative complaint, captioned West v. Wolchko, et al., was filed by a purported stockholder of the Company in the Court of Chancery of the State of Delaware (the West Action). The West Action names certain current and former members of our board of directors and certain current and former officers as defendants. The Company is also named as a nominal defendant. The plaintiff in the West Action asserts derivative claims for breach of fiduciary duty and insider trading arising out of substantially the same alleged facts and circumstances as the Securities Action. On January 16, 2026, the court entered an order staying the West Action until the earliest of the following events: (i) the public announcement of any settlement in the Securities Action; (ii) a ruling on the motion to dismiss the second amended complaint in the Securities Action; or (iii) the dismissal of the Securities Action with prejudice and exhaustion of all related appeals. We intend to vigorously defend against the West Action.

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

Holders of Common Stock

As of February 19, 2026, there were approximately 15 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any securities during the year ended December 31, 2025.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to bringing a transformative pipeline of off-the shelf cellular immunotherapies to patients.

We have pioneered a therapeutic approach that we generally refer to as cellular programming: we create and engineer human induced pluripotent stem cells (iPSCs) to incorporate novel synthetic controls of cell function; after the engineering step that incorporates multiple functional elements into the iPSCs, we generate a clonal master iPSC line for use as a renewable source of starting materials for the manufacture of cell therapies; through the manufacturing process, we direct the fate of the clonal master iPSC line to produce our cell therapy product candidates that are uniform in composition. Analogous to master cell lines used to manufacture biopharmaceutical drug products such as monoclonal antibodies, we believe our proprietary clonal master iPSC lines can be used to mass produce multiplexed-engineered cellular immunotherapies which have off-the-shelf availability and on-demand availability, and that can be combined and administered alone or in combination with standard-of-care therapies, to make cell therapies accessible to all.

Utilizing our iPSC product platform, we are developing off-the-shelf, multiplexed-engineered T-cell and natural killer (NK) cell product candidates which are selectively designed and incorporate novel synthetic controls of cell function to uniquely enhance the therapeutic capacity of the drug product to deliver multiple therapeutic mechanisms to patients. We have a pipeline of iPSC-derived, chimeric antigen receptor (CAR)-targeted T-cell and NK cell product candidates currently under development. In addition, we have entered into research collaborations and license agreements with academic institutions to support the development of our iPSC product platform and our off-the-shelf product candidates.

We have also entered into collaborations with pharmaceutical companies to research, develop and commercialize off-the-shelf, multiplexed-engineered, iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of cancer. In September 2018, we entered into a collaboration and option agreement (Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono), under which we are currently researching and developing iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of solid tumors.

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
•
procure laboratory equipment, materials and supplies for the manufacture of our product candidates to support our clinical trials and the conduct of our research activities;

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

We do not expect to generate any meaningful revenues from product sales, royalties, or sales milestones unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, collaboration arrangements, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates. We believe we have sufficient funding to operate for at least twelve months from the date of issuance of the financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we were entitled to receive fees for the conduct of research and preclinical development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, we achieved a $5.0 million clinical development milestone for Candidate 2. We determined that we had completed our performance obligation with respect to such milestone during the year ended December 31, 2024 and accordingly, recognized such amount as revenue during that period.

In August 2024, we entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment). Under the 2024 Ono Amendment, the aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 were increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint development plan.

In June 2025, we entered into an amendment with Ono to the Ono Agreement (the 2025 Ono Amendment, and collectively with the 2024 Ono Amendment, 2023 Ono Amendment, and 2022 Ono Amendment, the Ono Amendments). Under the 2025 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to us for Candidate 3 were increased by approximately $6.5 million, for a total estimated $44.5 million in aggregate research and preclinical development fees over the course of the joint development plan. We will continue to receive committed funding under the joint development plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined preclinical milestone under the joint development plan.

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) under ASC 808. We concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and preclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. The initial transaction price under the Ono Arrangement was determined to be $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million, the aggregate estimated research and preclinical development fees of $44.5 million. We also concluded that the Candidate 2 milestone fee of $10.0 million for further research and preclinical development of Candidate 2 represented a variable consideration that was previously constrained. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a research license to certain of our intellectual property subject to certain conditions, our conduct of research and preclinical development services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognize revenue for the combined performance obligation over time as the research and preclinical development services are performed.

During the years ended December 31, 2025 and 2024, we recognized $6.6 million and $13.6 million of collaboration revenue, respectively, and $5.7 million and $5.1 million of contra-research and development expense, respectively, under the Ono Arrangement. As of December 31, 2025, aggregate deferred revenue related to the Ono Arrangement was $0.4 million.

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
•
costs associated with conducting, executing and managing our preclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers, including CROs;
•
costs incurred for our research, development and manufacturing activities, including under our collaboration agreements;

•
costs for laboratory equipment, materials and supplies for the manufacture of our product candidates to support our clinical trials and the conduct of our research activities;
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

Due to the inherently unpredictable nature of preclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and preclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, including wars and other armed conflicts, or any continued and prolonged public health emergency, on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

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

California Institute for Regenerative Medicine Awards

FT819 CIRM Award

In February 2024, we were awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the conduct of our Phase 1 study of FT819 in patients with systemic lupus erythematosus and, in April 2024, we executed an award agreement with CIRM (the FT819 CIRM Award). Pursuant to the terms of the FT819 CIRM Award, we are eligible to receive five disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and four disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Award Period). Under the FT819 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM progress and financial update reports throughout the Award Period.

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. As of December 31, 2025, we have received three disbursements under the award in the aggregate amount of $6.6 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of December 31, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $5.3 million classified as current and the remaining $1.3 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

FT836 CIRM Award

In January 2025, we were awarded $4.0 million from CIRM to support the conduct of preclinical and IND-enabling activities for FT836, and in May 2025, we executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, we are eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which lasted from May 1, 2025 to October 31, 2025 (the FT836 Award Period). Under the FT836 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM progress and financial update reports throughout the FT836 Award Period.

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

Since we may, at our election, repay some or all of the FT836 CIRM Award, we account for the award as a liability until the time of election. As of December 31, 2025, we have received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of December 31, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to the fair value of the stock price appreciation milestones for the Amended MSKCC License, contracts containing leases, accrued expenses, stock-based compensation, and the estimated total costs expected to be incurred under our collaboration agreements. We base our estimates on historical experience, known trends and events, financial models, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock Price Appreciation Milestones

We estimate the fair value of the stock price appreciation milestones under the Amended MSKCC License using a Monte Carlo simulation model, which relies on our current stock price at the end of each quarter as well as significant estimates and assumptions to determine the estimated liability associated with the contingent milestone payments. We account for the fair value of the stock price appreciation milestones in accordance with ASC 815, Derivatives and Hedging, with fair value marked to market. The assumptions used to calculate the fair value of the stock price appreciation milestones are subject to a significant amount of judgment including the assessment of achieving a specified clinical milestone, the expected volatility of our common stock, the risk-free interest rate and the estimated term, which is based in part on the last valid patent claim date in 2038. We achieved the specified clinical milestone in July 2021 and met the first milestone during fiscal 2021. Accordingly, we remitted a payment to MSKCC of $20.0 million during the year ended December 31, 2021. We remeasure the fair value of the remaining stock price appreciation milestones at each balance sheet date, with changes in fair value recorded in earnings as a non-operating income or expense.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The long-lived asset evaluation is performed at the asset group level (i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities). Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. During 2024, we identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in our market capitalization being below our net asset value. There have been no changes in the intended use of our long-lived assets. We utilized observed market lease rates for comparable properties to estimate the fair value of the right-of-use asset and leasehold improvements. We utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of our property and equipment. As a result of the fair value analysis, we recorded a $13.4 million impairment charge against property and equipment and a $1.3 million impairment charge against the right-of-use asset in the statement of operations during the year ended December 31, 2024. No impairment was recorded during the year ended December 31, 2025.

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

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, we reassess the probability of the achievement of such corporate performance goals and any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment.

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

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		Increase/
	2025	2024	(Decrease)
	(in thousands)
Collaboration revenue	$6,646	$13,631	$(6,985)
Research and development expenses	107,829	135,001	(27,172)
General and administrative expenses	46,521	74,169	(27,648)
Impairment loss	—	14,737	(14,737)
Total other income	11,389	24,014	(12,625)

Revenue. During the year ended December 31, 2025, we recognized revenue of $6.6 million under our collaboration agreement with Ono. During the year ended December 31, 2024, we recognized revenue of $13.6 million under our collaboration agreement with Ono. The decrease in revenue was primarily due to our achievement of a clinical development milestone during the year ended December 31, 2024, resulting in the recognition of $5.0 million in revenue during that period.

Research and development expenses. Research and development expenses were $107.8 million for the year ended December 31, 2025, compared to $135.0 million for the year ended December 31, 2024. The decrease in research and development expenses was attributable primarily to the following:

•
$9.5 million decrease in employee-stock based compensation expense;
•
$6.0 million decrease in depreciation expense;
•
$5.0 million decrease in third-party professional consultant expense;
•
$4.1 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates; and
•
$1.1 million decrease in sub-licensing fees.

General and administrative expenses. General and administrative expenses were $46.5 million for the year ended December 31, 2025, compared to $74.2 million for the year ended December 31, 2024. The decrease in general and administrative expenses was attributable primarily to a $20.0 million decrease in patent and legal expense and a $7.1 million decrease in employee stock-based compensation expense.

Other income. Other income was $11.4 million and $24.0 million for the years ended December 31, 2025 and 2024, respectively. Other income for the year ended December 31, 2025 primarily consisted of $11.1 million interest income earned on cash, cash equivalents, and investments (including the amortization of discounts and premiums). During the year ended December 31, 2024, we recorded proceeds from a settlement agreement, and $0.8 million in other income attributable to the decrease in fair value of stock price appreciation milestone under the Amended MSKCC License. Other income for the year ended December 31, 2024 also consisted of $17.3 million of interest income earned on cash, cash equivalents, and investments (including the amortization of discounts and premiums).

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of December 31, 2025, we had an accumulated deficit of $1.5 billion and anticipate that we will continue to incur net losses for the foreseeable future.

The following table sets forth a summary of the net cash flow activity for each of the years ended December 31:

	2025	2024
	(in thousands)
Net cash used in operating activities	(106,084)	$(122,874)
Net cash provided by investing activities	111,166	12,218
Net cash provided by financing activities	5,490	99,892
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,572	$(10,764)

Operating Activities

The net cash used in operating activities was $106.1 million for the year ended December 31, 2025 and primarily consisted of a net loss of $136.3 million adjusted for non-cash items including stock-based compensation of $24.9 million and depreciation and amortization of $12.9 million. Operating cash inflows were primarily from cash receipts under the Ono Arrangement. See section Agreement with Ono Pharmaceutical Co., Ltd. above and Note 2 of the consolidated financial statements for additional detail.

The net cash used in operating activities was $122.9 million for the year ended December 31, 2024 and primarily consisted of a net loss of $186.3 million adjusted for non-cash items including stock based compensation of $41.5 million and depreciation and amortization of $19.0 million.

Investing Activities

During the years ended December 31, 2025 and 2024, investing activities provided cash of $111.2 million and $12.2 million, respectively. During the year ended December 31, 2025, we purchased $195.1 million of investments, which were offset by $311.9 million in maturities of investments. During the year ended December 31, 2024, we purchased $317.8 million of investments, which were offset by $330.7 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

Financing activities provided cash of $5.5 million for the year ended December 31, 2025 from proceeds from the FT819 CIRM Award and the FT836 CIRM Award.

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

From our inception through December 31, 2025, we have funded our consolidated operations primarily through the public and private sale of common stock and pre-funded warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of December 31, 2025, we had aggregate cash, cash equivalents, and investments of $205.1 million.

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

In addition, we are closely monitoring inflation rates and global political and economic conditions, including the impact of tariffs, wars and other armed conflicts, and evaluating adjustments to our business and operations, which may negatively impact our financial condition and prospects and our operating results. We will continue to assess our operating capital requirements and may make adjustments to our business and operations if circumstances warrant. If we cannot continue or expand our research, manufacturing and development operations, or otherwise capitalize on our business opportunities, because we lack sufficient capital, our business, operations, financial condition and prospects could be materially adversely affected.

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

Total undiscounted aggregate future operating lease obligations under all of our operating leases as of December 31, 2025 are $119.3 million.

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

Inflation

Inflation has increased during the periods covered by this Annual Report on Form 10-K, and may continue to increase or remain elevated for the near future. Inflationary factors, such as increases in the prices of material, interest rates and cost of labor may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future, especially if inflation rates rise.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fate Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued research and development expenses – clinical trials
Description of the Matter

The Company recorded research and development expenses of $107.8 million for the year ended December 31, 2025. Research and development costs are expensed as incurred. Research and development costs include fees paid to contract research organizations, investigative sites and sponsored research organizations that conduct certain research and development activities on the Company’s behalf for clinical trials.

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

San Diego, California

February 26, 2026

Fate Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$46,628	$36,056
Accounts receivable	916	3,539
Short-term investments	157,029	243,012
Prepaid expenses and other current assets	4,131	9,302
Total current assets	208,704	291,909
Long-term investments	1,472	27,657
Property and equipment, net	56,925	64,384
Operating lease right-of-use assets	41,609	46,508
Restricted cash	10,227	10,227
Other assets	—	9
Total assets	$318,937	$440,694

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,656	$9,365
Accrued expenses	20,024	21,348
CIRM award liability, current portion	8,448	—
Deferred revenue	381	393
Operating lease liabilities, current portion	4,562	7,416
Total current liabilities	36,071	38,522
CIRM award liability, net of current portion	2,112	5,070
Operating lease liabilities, net of current portion	73,287	77,849
Stock price appreciation milestones	283	527
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding—2,755,086 at December 31, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value; authorized shares—350,000,000 at December 31, 2025 and 250,0000,000 at December 31, 2024; issued and outstanding— 115,359,735 at December 31, 2025 and 113,928,279 at December 31, 2024	115	114
Additional paid-in capital	1,741,259	1,716,335
Accumulated other comprehensive income	116	268
Accumulated deficit	(1,534,309)	(1,397,994)
Total stockholders’ equity	207,184	318,726
Total liabilities and stockholders’ equity	$318,937	$440,694

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024
Collaboration revenue	$6,646	$13,631
Operating expenses:
Research and development	107,829	135,001
General and administrative	46,521	74,169
Impairment loss	—	14,737
Total operating expenses	154,350	223,907
Loss from operations	(147,704)	(210,276)
Other income:
Interest income	11,052	17,288
Change in fair value of stock price appreciation milestones	244	819
Other income	93	5,907
Total other income	11,389	24,014
Net loss	$(136,315)	$(186,262)
Other comprehensive gain:
Unrealized gain (loss) on available-for-sale securities, net	(152)	253
Comprehensive loss	$(136,467)	$(186,009)
Net loss per common share, basic and diluted	$(1.15)	$(1.64)
Weighted–average common shares used to compute basic and diluted net loss per share	118,789,974	113,685,177

See accompanying notes.

Fate Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	2,761,108	$3	98,627,076	$99	$1,580,032	$15	$(1,211,732)	$368,417
Exercise of stock options, net of issuance costs	—	—	45,438	—	295	—	—	295
Issuance of common stock upon vesting of restricted stock units	—	—	680,201	—	—	—	—	—
Conversion of preferred shares to common stock	(6,022)	—	30,110	—	—	—	—	—
Stock–based compensation	—	—	—	—	41,496	—	—	41,496
Public offering of common stock and issuance of pre-funded warrants, net of offering costs	—	—	14,545,454	15	74,516	—	—	74,531
Private placement of pre-funded warrants	—	—	—	—	19,996	—	—	19,996
Unrealized gain on investments, net	—	—	—	—	—	253	—	253
Net loss	—	—	—	—	—	—	(186,262)	(186,262)
Balance at December 31, 2024	2,755,086	3	113,928,279	114	1,716,335	268	(1,397,994)	318,726
Exercise of stock options, net of issuance costs	—	—	832	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	1,430,624	1	—	—	—	1
Stock–based compensation	—	—	—	—	24,924	—	—	24,924
Unrealized loss on investments, net	—	—	—	—	—	(152)	—	(152)
Net loss	—	—	—	—	—	—	(136,315)	(136,315)
Balance at December 31, 2025	2,755,086	$3	115,359,735	$115	$1,741,259	$116	$(1,534,309)	$207,184

See accompanying notes

Fate Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024
Operating activities:
Net loss	$(136,315)	$(186,262)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,901	18,962
Stock–based compensation	24,924	41,496
Accretion and amortization of premiums and discounts on investments, net	(3,606)	(9,080)
Deferred revenue	(12)	(892)
Change in fair value of stock price appreciation milestones	(244)	(819)
Impairment of long-lived assets	—	14,737
Loss on disposal of property and equipment	9	942
Changes in assets and liabilities:
Accounts receivable	2,624	(1,113)
Prepaid expenses and other assets	5,179	5,237
Accounts payable and accrued expenses	(9,027)	(1,661)
Right-of-use assets and lease liabilities, net	(2,517)	(4,421)
Net cash used in operating activities	(106,084)	(122,874)
Investing activities
Proceeds from sale of property and equipment	362	—
Purchases of property and equipment	(5,953)	(730)
Purchases of investments	(195,143)	(317,750)
Maturities of investments	311,900	330,698
Net cash provided by investing activities	111,166	12,218
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	—	295
Proceeds from public offering of common stock, net of issuance costs	—	74,531
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	19,996
Proceeds from FT819 CIRM award	1,490	5,070
Proceeds from FT836 CIRM award	4,000	—
Net cash provided by financing activities	5,490	99,892
Net change in cash, cash equivalents and restricted cash	10,572	(10,764)
Cash, cash equivalents and restricted cash at beginning of the year	46,283	57,047
Cash, cash equivalents and restricted cash at end of the year	$56,855	$46,283
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$—	$140

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

As of December 31, 2025, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Corporate Restructuring

In August 2025, the Company implemented a corporate restructuring to streamline operations, reduce operating expenses, and extend cash runway. In connection with the restructuring, the Company committed to a reduction in total workforce. Affected employees were informed on August 12, 2025. The Company incurred charges of $1.1 million during the year ended December 31, 2025 for severance and other employee termination-related costs, of which $0.9 million were related to research and development expenses and $0.2 million were related to general and administrative expenses. All restructuring and related expenses have been fully recognized and paid by the Company.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to its obligations, contracts containing leases, accrued expenses, and stock price appreciation milestone. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Cash and cash equivalents	$46,628	$36,056
Restricted cash	10,227	10,227
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$56,855	$46,283

For each of the years ended December 31, 2025 and 2024, the restricted cash balance includes a cash-collateralized irrevocable standby letter of credit for $10.2 million associated with the Company’s facilities leases.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally two to five years) and generally consist of furniture and fixtures, computers, scientific and office equipment. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement or the associated lease term. Repairs and maintenance costs are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The long-lived asset evaluation is performed at the asset group level (i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities). Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate from their use and eventual disposition. If the carrying amount is not recoverable, the carrying amount of such assets is reduced to fair value. During 2024, the Company identified an indicator of impairment of its long-lived assets due to a sustained decline in the trading price of the Company’s common stock over the preceding year, resulting in the Company’s market capitalization being below its net asset value. The Company utilized observed market lease rates for comparable properties to estimate the fair value of the right-of-use asset and leasehold improvements. The Company utilized trend factors applied to historical costs, estimates of economic depreciation, normal useful lives, and benchmark values for orderly liquidations of the assets in secondary markets to estimate the fair value of the property and equipment. As a result of its fair value analysis, the Company recorded a $13.4 million impairment charge on its property and equipment and a $1.3 million impairment charge on its right-of-use asset in the statement of operations during the year ended December 31, 2024. No impairment was recorded during the year ended December 31, 2025.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option and restricted stock unit grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. Performance-based stock units/awards represent a right to receive a certain number of shares of the Company’s common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, and to the extent achievement of one or any of the performance conditions is probable, the Company reassesses the probability of the achievement of such corporate performance goals and any increase or decrease in stock-based compensation expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of adjustment. For stock awards for which vesting is subject to both performance-based milestones and market conditions, expense is recorded over the derived service period after the point when the achievement of the performance-based milestone is probable or the performance condition has been achieved.

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

Basic and diluted net loss per share attributable to stockholders for the years ended December 31, 2025 and 2024 are calculated as follows (in thousands, except share and per share data):

	For the Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(136,315)	$(186,262)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	114,896,300	110,596,272
Weighted-average pre-funded warrants	3,893,674	3,088,905
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	$118,789,974	113,685,177
Net loss per share, basic and diluted
Basic and diluted	$(1.15)	$(1.64)

Potentially dilutive securities that are not included in the calculation of diluted net loss per common share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2025	2024
Convertible preferred stock	13,775,430	13,775,430
Outstanding options to purchase common stock	12,400,620	10,722,674
Outstanding restricted stock awards	6,635,820	6,214,064
Total	32,811,870	30,712,168

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company prospectively adopted ASU 2023-09 during the year ended December 31, 2025. The adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

2. Collaboration and License Agreements

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, the Company was entitled to receive funding for the conduct of research and preclinical development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

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

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and preclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). In addition, for both Candidate 2 and Candidate 3, Ono and the Company expanded the scope of the collaboration to include the research and preclinical development of iPSC-derived CAR NK cell product candidates (in addition to iPSC-derived CAR T-cell product candidates) targeting the designated solid tumor antigens. Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a preclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono pursuant to which the Company is eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right. Under the 2022 Ono Amendment, aggregate estimated research and preclinical development fees were increased by approximately $9.3 million, for a total estimated $29.3 million in aggregate research and preclinical development fees over the course of the joint development plan.

In November 2022, Ono exercised its option to obtain a license to develop and commercialize Candidate 2 (the Candidate 2 Development Option). The Company exercised its option (the CDCC Option) to co-develop and co-commercialize Candidate 2 in the United States and Europe. As a result, the Company recognized an option exercise fee of $12.5 million from Ono during the year ended December 31, 2022. The Company received the option exercise fee payment during the year ended December 31, 2023. The Company and Ono are proceeding under a joint development plan for the ongoing development of Candidate 2. At the inception of the Ono Agreement, the Company determined the Candidate 2 Development Option represented an option with no material right that is distinct and separable from the ongoing development of Candidate 2 being performed by the parties. As such, the option exercise was treated as a separate contract with a single performance obligation of granting and delivering Ono a license to further develop and commercialize Candidate 2. The Company has completed its performance obligation with respect to the Candidate 2 Development Option and accordingly, recognized the Option Exercise Payment as revenue for the year ended December 31, 2022. The costs of this joint development plan are accounted for in accordance with ASC 808, and cost sharing payments to the Company from Ono are recorded net into research and development expenses. In addition, in connection with the ongoing joint development of Candidate 2, the Company is eligible to receive additional payments upon the achievement of certain clinical, regulatory, and commercial milestones (as further described below).

In November 2023, the Company entered into an amendment with Ono to the Ono Agreement (the 2023 Ono Amendment). Under the 2023 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased by approximately $1.4 million, for a total estimated $30.7 million in aggregate research and preclinical development fees over the course of the joint development plan.

In May 2024, following Ono’s exercise of the Candidate 2 Development Option and grant of the development and commercialization license, the Company achieved a $5.0 million clinical development milestone for Candidate 2 and the Company recognized such amount as revenue during the nine months ended September 30, 2024.

In August 2024, the Company entered into an amendment with Ono to the Ono Agreement (the 2024 Ono Amendment). Under the 2024 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased by approximately $7.3 million, for a total estimated $38.0 million in aggregate research and preclinical development fees over the course of the joint development plan.

In June 2025, the Company entered into an amendment with Ono to the Ono Agreement (the 2025 Ono Amendment, and collectively with the 2024 Ono Amendment, 2023 Ono Amendment, and 2022 Ono Amendment, the Ono Amendments). Under the 2025 Ono Amendment, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased by approximately $6.5 million, for a total estimated $44.5 million in aggregate research and preclinical development fees over the course of the joint development plan. The Company will continue to receive committed funding under the joint development plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined preclinical milestone under the joint development plan.

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

The Company recognized revenue of $6.6 million and $13.6 million under the Ono Arrangement during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, all of such revenue was associated with research and preclinical development services. During the year ended December 31, 2024, such revenue comprised $8.6 million associated with research and preclinical development services, and $5.0 million associated with the achievement of a clinical development milestone.

The Company recognized contra-research and development expense of $5.7 million associated with the joint development of Candidate 2 under the Ono Arrangement for the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized contra-research and development expense of $5.1 million.

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

To determine the estimated fair value of the remaining stock price appreciation milestones, the Company uses a Monte Carlo simulation methodology which models future Company common stock prices based on the current stock price and several key variables. The following variables were incorporated in the calculation of the estimated fair value of the stock price appreciation milestones as of December 31, 2025:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.3%	4.8%
Expected volatility	86.7%	85.3%
Estimated term (in years)	13.0	14.0
Closing stock price as of measurement date	$0.98	$1.65

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the years ended December 31, 2025 and 2024, the Company recorded $0.2 million and $0.8 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of December 31, 2025 and 2024, the Company recorded a liability of $0.3 million and $0.5 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. As of December 31, 2025, the Company has received three disbursements under the FT819 CIRM Award in the aggregate amount of $6.6 million, which amount is recorded as a liability on the accompanying consolidated balance sheets. As of December 31, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $5.3 million classified as current and the remaining $1.3 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

FT836 CIRM Award

In January 2025, the Company was awarded $4.0 million from CIRM to support the conduct of preclinical and Investigational New Drug (IND)-enabling activities for FT836, and in May 2025, the Company executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, the Company is eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which lasted from May 1, 2025 to October 31, 2025 (the FT836 Award Period). Under the FT836 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports throughout the FT836 Award Period.

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

Since the Company may, at its election, repay some or all of the FT836 CIRM Award, the Company accounts for the award as a liability until the time of election. As of December 31, 2025, the Company has received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of December 31, 2025, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date. There were no significant realized losses on available-for-sale securities during the year ended December 31, 2025. As of December 31, 2025, the Company did not intend to sell the investments in an unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of December 31, 2025 and 2024 (in thousands):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
December 31, 2025
Classified as current assets:
Money market fund	1 or less	$31,693	$—	$—	$31,693
U.S. Treasury debt securities	1 or less	33,740	—	39	33,779
Non-US government securities	1 or less	3,245	—	2	3,247
Corporate debt securities	1 or less	86,167	(15)	86	86,238
Commercial paper	1 or less	41,941	(10)	10	41,941
Total short-term investments		$196,786	$(25)	$137	$196,898
Classified as non-current assets:
Corporate debt securities	Greater than 1	$1,468	$—	$4	$1,472
Total long-term investments		$1,468	$—	$4	$1,472

December 31, 2024
Classified as current assets:
Money market fund	1 or less	$29,491	$—	$—	$29,491
U.S. Treasury debt securities	1 or less	40,206	(6)	91	40,291
Non-US government securities	1 or less	2,994	—	1	2,995
Municipal securities	1 or less	2,490	—	2	2,492
Corporate debt securities	1 or less	170,169	(70)	228	170,327
Commercial paper	1 or less	26,903	(10)	14	26,907
Total short-term investments		$272,253	$(86)	$336	$272,503
Classified as non-current assets:
U.S. Treasury debt securities	Greater than 1	$9,752	$(9)	$2	$9,745
Corporate debt securities	Greater than 1	17,887	(7)	32	17,912
Total long-term investments		$27,639	$(16)	$34	$27,657

As of December 31, 2025 and 2024, the Company had $0.7 million and $2.1 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the consolidated balance sheets.

The Company reviews its investment holdings at the end of each reporting period and evaluates any unrealized losses using the expected credit loss model to determine if the unrealized loss is a result of a credit loss or other factors. The Company also evaluates its investment holdings for impairment using a variety of factors including the Company’s intent to sell the underlying securities prior to maturity and whether it is more likely than not that the Company would be required to sell the securities before the recovery of their amortized basis. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment or realized gains or losses on sales of investments, and the Company did not record an allowance for, or recognize, any expected credit losses.

5. Fair Value Measurements

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025:
Financial assets:
Money market fund	$31,693	$31,693	$—	$—
U.S. Treasury debt securities	33,779	33,779	—	—
Non-US government securities	3,247	—	3,247	—
Corporate debt securities	87,710	—	87,710	—
Commercial paper	41,941	—	41,941	—
Total assets measured at fair value on a recurring basis	$198,370	$65,472	$132,898	$—

Financial liabilities:
Stock price appreciation milestones	$283	$—	$—	$283
Total financial liabilities measured at fair value on a recurring basis	$283	$—	$—	$283

As of December 31, 2024:
Financial assets:
Money market fund	$29,491	$29,491	$—	$—
U.S. Treasury debt securities	50,036	50,036	—	—
Non-US government securities	2,995	—	2,995	—
Municipal securities	2,492	—	2,492	—
Corporate debt securities	188,239	—	188,239	—
Commercial paper	26,907	—	26,907	—
Total assets measured at fair value on a recurring basis	$300,160	$79,527	$220,633	$—

Financial liabilities:
Stock price appreciation milestones	$527	$—	$—	$527
Total financial liabilities measured at fair value on a recurring basis	$527	$—	$—	$527

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

There were no Level 3 assets held by the Company as of December 31, 2025.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability (in thousands):

Balance at December 31, 2023	$1,346
Changes in fair value of stock price appreciation milestones liability	(819)
Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(244)
Balance at December 31, 2025	$283

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Furniture and fixtures	$71	$508
Computer and office equipment	1,822	2,444
Software	1,188	1,188
Leasehold improvements—building	62,355	59,485
Scientific equipment	27,712	35,895
Total property and equipment, gross	93,148	99,520
Less accumulated depreciation and amortization	(36,223)	(35,136)
Total property and equipment, net	$56,925	$64,384

During the year ended December 31, 2024, the Company recognized an impairment charge of $13.4 million of long-lived asset impairment described in Note 1 above, which was calculated as the difference between the fair value of the assets and its carrying value. The cost basis for these assets was updated to fair value. The fair value was based on a cost approach which utilized Level 3 non-recurring fair value inputs and assumptions.

Depreciation expense related to property and equipment was $12.9 million and $19.0 million, for the years ended December 31, 2025 and 2024, respectively.

7. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued payroll and other employee benefits	$9,083	$9,710
Accrued clinical trial related costs	6,529	5,279
Accrued other	4,412	6,359
Total current accrued expenses	$20,024	$21,348

8. Leases

The Company has lease agreements for office, laboratory and manufacturing spaces that are classified as operating leases on the consolidated balance sheets. These leases have original terms varying from six to approximately sixteen years, with renewal options of up to ten years, as well as early termination options. Extension and termination options are included in the total lease term when the Company is reasonably certain to exercise them. The leases are subject to additional variable charges, including common area maintenance, property taxes, property insurance and other variable costs. Given the variable nature of such costs, they are recognized as expense as incurred. Additionally, some of the Company’s leases are subject to certain fixed fees which the Company has determined to be non-lease components. The Company has elected to combine and account for lease and non-lease components as a single-lease component for purposes of determining the total future lease payments.

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

As of December 31, 2025, future undiscounted minimum contractual payments under the Company’s operating leases were $119.3 million, which will be paid over a remaining weighted-average lease term of 10.1 years. The weighted-average discount rate for the operating lease liabilities was 8.5%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

The components of lease expense for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Straight-line lease expense	$11,844	$12,737
Variable lease expense	3,186	3,733
Total operating lease expense	$15,030	$16,470

Future undiscounted minimum payments under the Company’s operating leases as of December 31, 2025 are as follows (in thousands):

Operating Lease Payments
Years Ending December 31,
2026	$11,050
2027	11,382
2028	10,293
2029	10,602
2030	10,920
Thereafter	65,056
Total undiscounted lease payments	$119,303
Less: imputed interest	(41,454)
Total lease liability	$77,849

As described in Note 1 above, the Company incurred a $1.3 million impairment charge against its right-of-use asset during the year ended December 31, 2024. The Company applied a discounted cash flow method to estimate the fair value of the right-of-use asset, which represents Level 3 non-recurring fair value measurements. The estimated fair value of the was determined by discounting the estimated rental rates using market participant assumptions. No such expense was recognized for the year ended December 31, 2025. The Company’s estimates and assumptions used to determine the estimated fair value of the asset group is subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.

9. Convertible Preferred Stock and Stockholders’ Equity

Convertible Preferred Stock

In November 2016, the Company completed a private placement of stock in which investors, including investors affiliated with the directors and officers of the Company, purchased convertible preferred stock and common stock of the Company (the November 2016 Placement). The Company issued 2,819,549 shares of Class A Convertible Preferred Stock, $0.001 par value per share (the Class A Preferred), at $13.30 per share, each of which is convertible into five shares of common stock upon certain conditions defined in the Certificate of Designation of Preferences, Rights and Limitations of the Class A Preferred filed with the Delaware Secretary of State on November 22, 2016 (the CoD). The Class A Preferred were purchased exclusively by entities affiliated with Redmile Group, LLC (collectively, Redmile). The terms of the CoD prohibited Redmile from converting the Class A Preferred into shares of the Company’s common stock if, as a result of conversion, Redmile, together with its affiliates, would own more than 9.99% of the Company’s common stock then issued and outstanding (the Redmile Percentage Limitation), which percentage could change at Redmile’s election upon 61 days’ notice to the Company to (i) any other number less than or equal to 19.99% or (ii) subject to approval of the Company’s stockholders to the extent required in accordance with the Nasdaq Global Market rules, any number in excess of 19.99%. On May 2, 2017, the Company’s stockholders approved the issuance of up to an aggregate of 14,097,745 shares of common stock upon the conversion of the outstanding shares of Class A Preferred. As a result, Redmile has the right to increase the Redmile Percentage Limitation to any percentage in excess of 19.99% at its election. The Company also issued 7,236,837 shares of common stock at $2.66 per share as part of the November 2016 Placement. In April 2023, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock which amends the definition of Beneficial Ownership Limitation to be 14.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock pursuant to a Notice of Conversion. In April 2023, 33,441 shares of Class A Preferred were converted into 167,205 shares of the Company’s common stock. In December 2024, 6,022 shares of the Class A Preferred were converted into 30,110 shares of the Company’s common stock. In July 2025, Redmile provided the Company with notice of its intent to increase the Redmile Percentage Limitation from 9.99% to 14.99%, which became effective August 31, 2025.

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

Stock Option and Incentive Plans and Inducement Equity Plan

2022 Stock Option and Incentive Plan

On June 9, 2022, the Company adopted the 2022 Stock Option and Incentive Plan (as amended and restated to date, the 2022 Plan). The 2022 Plan initially authorized 9.5 million shares, and in June 2024 and May 2025, stockholders approved an additional 8,000,000 and 7,000,000 shares respectively, of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, performance-based awards, and other awards to individuals who are then employees, officers, directors or consultants of the Company. The shares of common stock underlying any awards from the 2022 Plan and a previously existing equity plan from 2013 or 2007 that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) are added back to the shares of common stock available for issuance under the 2022 Plan.

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

Inducement Plan

On May 10, 2016, the Company’s board of directors approved the Fate Therapeutics, Inc. Inducement Equity Plan (the Inducement Plan), the purpose of which is to enable the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not employed by the Company to accept employment with the Company. Under the Inducement Plan, the Company may grant non-qualified stock options and restricted stock units. A total of 500,000 shares of common stock were initially reserved for issuance under the Inducement Plan. In January 2021, March 2020, January 2019, and October 2025, an additional 300,000 shares, 470,822 shares, 200,000 shares, and 1,750,000 shares, respectively, of common stock were reserved for issuance under the Inducement Plan. The shares of common stock underlying any awards from the Inducement Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without any issuance of common stock, expire or are otherwise terminated (other than by exercise) under the Inducement Plan will be added back to the shares of common stock available for issuance under the Inducement Plan.

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

As of December 31, 2025, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

Stock Options. The following table summarizes stock option activity and related information under all equity plans for the year ended December 31, 2025:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2024	10,722,674	$10.99
Granted	4,125,400	1.31
Exercised	(832)	1.32
Cancelled	(2,446,622)	8.01
Outstanding at December 31, 2025	12,400,620	$8.36	5.80	$2
Options vested and expected to vest at December 31, 2025	12,400,620	$8.36	5.80	$2
Options exercisable at December 31, 2025	8,903,350	$10.70	4.54	$1

For the years ended December 31, 2025 and 2024, the weighted average grant date fair value of stock options granted per share was equal to $1.01 and $4.89, respectively.

As of December 31, 2025 and 2024, the unrecognized compensation cost related to outstanding options was $5.1 million and $15.4 million, respectively, which was expected to be recognized as expense over approximately 1.7 years and 1.6 years, respectively.

The total intrinsic value, which is the amount by which the exercise price was exceeded by the price of the Company’s common stock on the date of exercise, of stock options exercised during the year ended December 31, 2025 was $0.1 million. As of December 31, 2024, all outstanding options had an exercise price above the Company's common stock price and therefore no intrinsic value.

Restricted Stock Units. The following table summarizes restricted stock unit activity and related information under all equity plans for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Vesting Period	Aggregate Intrinsic Value (in 000s)
Outstanding at December 31, 2024	6,214,064	$15.50
Granted	3,550,520	1.21
Vested	(1,430,624)	15.88
Cancelled	(1,698,140)	7.63
Outstanding at December 31, 2025	6,635,820	$9.78	1.77	$6,503
Restricted stock units expected to vest at December 31, 2025	5,840,196	$4.30	1.84	$5,723

As of December 31, 2025 and 2024, the unrecognized compensation cost related to outstanding restricted stock units (excluding those with unachieved performance-based conditions) was $10.8 million and $31.4 million, respectively, which was expected to be recognized as expense over approximately 1.6 years and 1.7 years, respectively.

During the year ended December 31, 2021, 1,997,377 performance-based restricted stock units (PRSUs) were granted, none of which have vested as of December 31, 2025. During the year ended December 31, 2024, the Company granted 300,000 performance-based restricted stock units were granted, none of which have vested as of December 31, 2025. There were 895,624 and 1,062,607 PRSUs outstanding at December 31, 2025 and 2024, respectively.

Stock-Based Compensation Expense

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$13,031	$22,520
General and administrative	11,893	18,976
Total stock-based compensation expense	$24,924	$41,496

Stock Option Grants Valuation. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Years Ended December 31,
	2025	2024
Risk–free interest rate	4.3%	3.9%
Expected volatility	90.7%	87.1%
Expected term (in years)	6.2	6.4
Expected dividend yield	0.0%	0.0%

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance is as follows:

	December 31,
	2025	2024
Convertible preferred stock (if converted)	13,775,430	13,775,430
Common stock options	12,400,620	10,722,674
Restricted stock units	6,635,820	6,214,064
Awards available under the 2022 Plan	16,190,801	11,656,109
Awards available under the Inducement Plan	1,604,838	920,688
Total	50,607,509	43,288,965

10. Income Taxes

The Company incurred no current or deferred federal or state tax expense during the periods presented. The only tax expense is related to state minimum taxes.

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands) (after the adoption of ASU 2023-09):

	Year Ended December 31,
	2025
Income tax (benefit) at statutory rate	$(28,626)	21.0%
State and local tax, net of federal income tax effect (1)	(10,362)	7.6%
Effects of changes in tax laws or rates enacted in the current period	—	—
Tax Credits
R&D tax credits	(2,952)	2.2%
Changes in valuation allowance	25,362	-18.6%
Nontaxable or nondeductible items
Stock Compensation	5,886	-4.3%
Nondeductible executive compensation	21	0.0%
Other	202	-0.2%
Changes in unrecognized tax benefits	10,363	-7.6%
Other	108	-0.1%
Income tax expense	$2	0.0%

(1) The state of California comprises greater than 50% of the Company’s state tax benefit.

The following is a reconciliation of the Company’s expected federal income tax provision (benefit) to the actual income tax provision (in thousands) (prior to the adoption of ASU 2023-09):

Year Ended December 31,
2024
Tax computed at federal statutory rate	$(39,115)
State tax, net of federal tax benefit	(8,429)
Non-deductible compensation	35
Permanent differences	22
Stock Compensation	8,560
R&D tax credits	(7,672)
Reserve for uncertain tax positions	8,612
Other	(135)
Valuation Allowance	38,122
Income tax expense	$—

Significant components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Capitalized R&D expense	$111,424	$127,559
Net operating losses	186,855	147,019
R&D tax credits	66,653	63,126
Intangible asset amortization	8,000	8,692
Deferred revenue	2,298	1,147
Stock compensation	6,731	7,836
Lease liability	16,348	17,925
Other	1,026	788
Total deferred tax assets	399,335	374,092
Deferred tax liabilities:
Depreciation	(2,623)	(2,212)
Right-of-use assets	(8,738)	(9,796)
Total deferred tax liabilities	(11,361)	(12,008)
Net of deferred tax assets and liabilities	387,974	362,084
Valuation allowance	(387,974)	(362,084)
Net deferred tax assets	$—	$—

Income taxes paid or refunded consist of the following as of:

	Years Ended December 31,
	2025	2024
Federal	$—	$—
State	1,600	1,700
Total income taxes paid (refunded)	$1,600	$1,700

A valuation allowance of $388.0 million and $362.1 million at December 31, 2025 and 2024, respectively, has been established to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2025, the Company had federal and state net operating loss (NOL) carryforwards of $879.1 million and $773.3 million, respectively, which may be available to offset future taxable income. The federal and California NOL carryforwards begin to expire in 2027 and 2028, respectively, unless previously utilized. At December 31, 2025, the Company had federal and California research and development (R&D) credit carryforwards of $48.5 million and $40.1 million, respectively. The federal R&D tax credit carryforwards will begin to expire in 2035 unless previously utilized. The California R&D credit carryforwards will carry forward indefinitely.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, (the Code), substantial changes in the Company’s ownership may limit the amount of net operating loss and research and development credit carryforwards that could be used annually in the future to offset taxable income. The tax benefits related to future utilization of federal and state net operating loss carryforwards, credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2015. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company reduced its deferred tax assets related to the federal NOL carryforwards and the federal R&D credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. The Company updated the study December 31, 2025 and concluded there were no ownership changes during 2025. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company files income tax returns in the United States, various state jurisdictions, and the Netherlands with varying statutes of limitations. The Company currently has no years under examination by any jurisdiction; however, the Company is subject to income tax examination by federal and state tax authorities for years beginning in 2022 and 2021, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs and tax credits were generated and carried forward, and make adjustments up to the amount of the carryforwards.

The change in the Company’s unrecognized tax benefits is summarized as follows (in thousands):

	December 31,
	2025	2024
Beginning unrecognized tax benefits	$70,505	$59,680
Increase related to current year tax positions	11,630	10,345
Increase related to prior year tax positions	275	687
Decrease related to prior year tax positions	—	(207)
Ending unrecognized tax benefits	$82,410	$70,505

Due to the valuation allowance recorded against the Company’s deferred tax assets, none of the total unrecognized tax benefits as of December 31, 2025 would reduce the effective tax rate if recognized. The Company has not recognized interest or penalties in its consolidated statements of operations and comprehensive loss since inception. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. The Company has not recognized interest or penalties related to income tax matters in its consolidated statements of operations and comprehensive loss since inception.

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Years Ended December 31,
	2025	2024
Collaboration revenue	$6,646	$13,631
Less:
Personnel costs	44,002	43,684
Clinical programs	24,397	25,818
Research activities	6,888	14,692
Facilities costs	23,174	26,648
Other segment expenses (1)	55,889	113,065
Total operating expenses	154,350	223,907
Loss from operations	(147,704)	(210,276)
Other income (expense):
Interest income	11,052	17,288
Change in fair value of stock price appreciation milestones	244	819
Other income	93	5,907
Total other income	11,389	24,014
Net loss	$(136,315)	$(186,262)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general & administrative expenses, and corporate expenses.

12. Employee Benefits

Effective January 1, 2009, the Company adopted a defined contribution 401(k) plan for employees who are at least 21 years of age. Employees are eligible to participate in the plan beginning on the first day of the calendar quarter following date of hire. Under the terms of the plan, employees may make voluntary contributions as a percent of compensation. The Company makes discretionary contributions to the 401(k) Plan equal to 100 percent of each employee’s pretax contributions up to 20 percent of the IRS Standard Limit. The Company’s total contributions to the 401(k) Plan were $0.6 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

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

Litigation

On January 20, 2023, a purported stockholder of the Company filed a securities class action lawsuit against the Company and certain of its officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the Company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the Company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in its public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, the Company filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted the Company's motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. The Company filed a motion to dismiss the second amended complaint on November 18, 2024, and briefing on the motion was completed on January 21, 2025. On September 22, 2025, the court granted the Company's motion to dismiss the second amended complaint, with leave for plaintiff to file a third amended complaint. On October 17, 2025, the plaintiff filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint on November 17, 2025. Plaintiff filed an opposition brief on December 18, 2025. On January 15, 2026, the Company filed its reply in support of its motion to dismiss. The Company intends to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action). On December 2, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on the Company's motion to dismiss the second amended complaint in the Securities Action. On September 22, 2025, the stay of the consolidated case automatically expired when the decision dismissing the second amended complaint in the Securities Action was issued. On October 24, 2025, the court extended the stay pending the court’s decision on the Company's anticipated motion to dismiss the third amended complaint. The court's ruling on the motion is pending. The Derivative Action names members of the Company's board of directors and certain officers as defendants. The Company is also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. The Company intends to vigorously defend against the Derivative Action.

On December 17, 2025, a derivative complaint, captioned West v. Wolchko, et al., was filed by a purported stockholder of the Company in the Court of Chancery of the State of Delaware (the West Action). The West Action names certain current and former members of the Company’s board of directors and certain current and former officers as defendants. The Company is also named as a nominal defendant. The plaintiff in the West Action asserts derivative claims for breach of fiduciary duty and insider trading arising out of substantially the same alleged facts and circumstances as the Securities Action. On January 16, 2026, the court entered an order staying the West Action until the earliest of the following events: (i) the public announcement of any settlement in the Securities Action; (ii) a ruling on the motion to dismiss the second amended complaint in the Securities Action; or (iii) the dismissal of the Securities Action with prejudice and exhaustion of all related appeals. The Company intends to vigorously defend against the West Action.

From time to time, the Company may be subject to various other legal proceedings and claims that arise in the ordinary course of its business activities.

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

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer) of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

a) None.

b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is contained in our definitive proxy statement (the Proxy Statement), to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of the Registrant	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	May 30, 2025

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	—	—	—	Filed herewith

10.1#	Amended and Restated 2013 Stock Option and Incentive Plan and forms of agreements thereunder	10-K	001-36076	10.2	February 24, 2021

10.2#	Form of Unrestricted Stock Award Agreement under the 2013 Stock Option and Incentive Plan	8-K	001-36076	10.2	January 7, 2015

10.3#	Amended and Restated Senior Executive Incentive Bonus Plan	8-K	001-36076	10.1	January 7, 2015

10.4#	Amended and Restated Non-Employee Director Compensation Policy	10-K	001-36076	10.5	March 5, 2025

10.5#	Fate Therapeutics, Inc. Amended and Restated Inducement Equity Plan	10-K	001-36076	10.8	February 24, 2021

10.6#	Forms of Stock Option Agreement under the Registrant's Inducement Equity Plan	10-K	001-36076	10.9	February 24, 2021

10.7#	Forms of Restricted Stock Unit Award Agreement under the Registrant's Inducement Equity Plan	10-K	001-36076	10.10	February 24, 2021

10.8	Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated December 3, 2009	S-1	333-190608	10.14	August 13, 2013

10.9	First Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, LLC, dated October 1, 2011	S-1	333-190608	10.15	August 13, 2013

10.10	Second Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 26, 2013	S-1/A	333-190608	10.25	September 30, 2013

10.11	Third Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated September 2, 2014	10-K	001-36076	10.15	March 3, 2016

10.12	Fourth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated March 2, 2015	10-K	001-36076	10.16	March 3, 2016

10.13	Fifth Amendment to Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated June 1, 2016	10-Q	001-36076	10.2	August 8, 2016

10.14†	Whitehead Institute for Biomedical Research Exclusive Patent License Agreement between the Registrant and the Whitehead Institute for Biomedical Research, dated as of February 24, 2009	10-K	001-36076	10.19	February 24, 2021

10.15†	License Agreement between the Registrant and The Scripps Research Institute, dated as of July 13, 2009	10-K	001-36076	10.20	February 24, 2021

10.16†	License Agreement between the Registrant and The Scripps Research Institute, dated as of May 25, 2010	10-K	001-36076	10.21	February 24, 2021

10.17†	License Agreement between the Registrant and The Scripps Research Institute, dated as of August 24, 2010	10-K	001-36076	10.22	February 24, 2021

10.18#	Severance and Change in Control Policy, as currently in effect	10-Q	001-36076	10.01	November 13, 2025

10.19#	Offer Letter by and between the Registrant and Cindy R. Tahl, dated October 23, 2009	10-K	001-36076	10.33	March 5, 2019

10.20	Sixth Amendment to the Lease Agreement by and between the Registrant and ARE-3535/3565 General Atomics Court, dated May 31, 2018	10-Q	001-36076	10.1	August 6, 2018

10.21	Amended and Restated Exclusive License Agreement by and between the Registrant and Memorial Sloan Kettering Cancer Center, dated May 15, 2018	10-Q	001-36076	10.2	August 6, 2018

10.22†	Exclusive License Agreement by and between the Registrant and The David Gladstone Institutes, dated September 11, 2018	10-Q	001-36076	10.1	November 1, 2018

10.23†	Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated September 14, 2018	10-Q/A	001-36076	10.2	February 8, 2019

10.24†	Lease Agreement by and between the Registrant and Scripps Summit Investments LLC, dated January 7, 2020	10-K	001-36076	10.34	March 2, 2020

10.25†	Letter Agreement, dated December 4, 2020, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	10-K	001-36076	10.39	February 24, 2021

10.26†	Patent License Agreement by and between the Registrant and Max-Delbrück-Centrum für Molekulare Medizin in der Helmholtz-Gemeinschaft, dated August 30, 2019	10-K	001-36076	10.40	February 24, 2021

10.27	Open Market Sale AgreementSM, dated November 8, 2023, by and between the Registrant and Jefferies LLC	S-3	333-275402	1.2	November 8, 2023

10.28†	License Agreement, dated April 9, 2020, by and between the Registrant and Dana-Farber Cancer Institute, Inc.	10-K	001-36076	10.40	February 28, 2022

10.29†	Amendment 01 to Collaboration and Option Agreement, dated June 28, 2022, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	10-Q	001-36076	10.2	August 3, 2022

10.30	Letter Agreement, dated November 7, 2022, by and between the Registrant and Ono Pharmaceutical Co., Ltd.	8-K	001-36076	10.1	November 7, 2022

10.31	Amendment 03 to Collaboration and Option Agreement, dated November 30, 2023, by and between the Registrant and Ono Pharmaceutical Co. Ltd.	10-K	001-36076	10.41	February 26, 2024

10.32†	Exclusive License Agreement, dated April 17, 2020, by and between the Registrant and Baylor College of Medicine	10-K	001-36076	10.42	February 26, 2024

10.33	Securities Purchase Agreement, dated March 19, 2024, between the Registrant and RedCo II Master Fund, L.P.	8-K	001-36076	10.1	March 21, 2024

10.34	Amended and Restated Form of Indemnification Agreement	8-K	001-36076	10.1	August 30, 2024

10.35†	Amendment No.4 to Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd, dated August 28, 2024	10-Q	001-36076	10.2	November 12, 2024

10.36#	Strategic Advisory Services Agreement between the Registrant and J. Scott Wolchko, dated as of December 31, 2024	8-K	001-36076	10.1	January 6, 2025

10.37#	Employment Agreement by and between the Registrant and Bahram Valamehr, dated March 3, 2025	10-K	001-36076	10.41	March 5, 2025

10.38#	Offer Letter between the Company and Kamal Adawi, dated October 13, 2025	8-K	001-36076	10.1	October 14, 2025

10.39†	Amendment No. 5 to Collaboration and Option Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd, dated June 13, 2025	10-Q	001-36076	10.2	August 12, 2025

10.40#	Second Amended and Restated 2022 Stock Option and Incentive Plan and form agreements thereunder	8-K	001-36076	10.1	May 30, 2025

14.1	Amended Code of Business Conduct and Ethics	10-K	001-36076	14.1	February 26, 2024

19.1	Insider Trading Policy	10-K	001-36076	19.1	March 5, 2025

21.1	Subsidiaries of the Registrant	10-K	001-36076	21.1	February 28, 2023

23.1	Consent of Independent Registered Public Accounting Firm	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page to this Annual Report)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

97.1	Compensation Recovery Policy	10-K	001-36076	97.1	February 26, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

† Certain provisions of this Exhibit have been omitted as confidential information.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fate Therapeutics, Inc.

Date: February 26, 2026	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., M.B.A. President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 26, 2026	By:	/s/ Kamal Adawi Kamal Adawi, M.S., M.B.A. Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Bahram Valamehr and Kamal Adawi as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Bahram Valamehr	President, Chief Executive Officer and Director	February 26, 2026
Bahram Valamehr, Ph.D., MBA	(Principal Executive Officer)

/s/ Kamal Adawi	Chief Financial Officer and Treasurer	February 26, 2026
Kamal Adawi, M.S., M.B.A.	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board and Director	February 26, 2026
William H. Rastetter, Ph.D.

/s/ Matthew C. Abernethy	Director	February 26, 2026
Matthew C. Abernethy

/s/ Shefali Agarwal	Director	February 26, 2026
Shefali Agarwal, M.D.

/s/ Robert S. Epstein	Director	February 26, 2026
Robert S. Epstein, M.D.

/s/ Karin Jooss	Director	February 26, 2026
Karin Jooss, Ph.D.

/s/ Michael Lee	Director	February 26, 2026
Michael Lee

/s/ Yuan Xu	Director	February 26, 2026
Yuan Xu, Ph.D.