Form 10-Q
period 2026-03-31
FATE THERAPEUTICS INC
filed 2026-05-13
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, 116,559,186 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

•
Our product candidates and programs represent novel therapeutic approaches to treating disease, and our product candidates may fail to demonstrate the safety, potency, durability, and efficacy necessary to support further development or commercialization, or may cause undesirable side effects or have other properties that could delay or halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or to obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Development of our product candidates will require substantial additional funding, which, if available, may cause dilution to our stockholders, and without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates. Additionally, we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
The regulatory approval process for novel product candidates such as ours is particularly uncertain, and our product candidates could fail to receive regulatory approval from the U.S. Food and Drug Administration (FDA) or a comparable foreign regulatory authority for many reasons, including disagreement with applicable regulatory authorities on the design or conduct of our clinical studies, on our interpretation of data from clinical studies, or on the methodologies for, and assessment of, comparability of different versions of a product candidate used in non-pivotal studies, pivotal studies and for intended commercial use, and changes in approval policies or regulations, or changes in positions, guidance or feedback communicated by applicable regulatory authorities, that render our preclinical or clinical data insufficient to support approval or otherwise negatively impact the potential approval of a product candidate.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived cell product candidates currently undergoing clinical and preclinical development. We may elect to deprioritize or discontinue the clinical development of one or more product candidates for various reasons, including our prioritization of product candidates, data or results from our ongoing clinical trials, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to prioritize clinical development in one disease area over another disease area.
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
•
The manufacture and distribution of our product candidates is complex and subject to a multitude of risks. Additionally, the FDA or foreign regulatory authorities may impose additional requirements on our manufacturing operations, any of which could substantially limit our supply of our product candidates and increase our costs, and significantly delay or restrict the development and commercialization of our product candidates.
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
•
Federal legislative and regulatory efforts, including efforts to implement reference pricing or most-favored-nation pricing models, impose tariffs on pharmaceutical products and active pharmaceutical ingredients, and promote or require domestic manufacturing, could impact our commercial strategy and prospects, increase our costs and operational complexity, and materially harm our business.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,570	$46,628
Accounts receivable	704	916
Short-term investments	135,252	157,029
Prepaid expenses and other current assets	4,000	4,131
Total current assets	179,526	208,704
Long-term investments	—	1,472
Property and equipment, net	54,262	56,925
Operating lease right-of-use assets	41,078	41,609
Restricted cash	10,050	10,227
Total assets	$284,916	$318,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,277	$2,656
Accrued expenses	13,642	20,024
CIRM award liability, current portion	8,448	8,448
Deferred revenue	582	381
Operating lease liabilities, current portion	4,740	4,562
Total current liabilities	30,689	36,071
CIRM award liability, net of current portion	2,112	2,112
Operating lease liabilities, net of current portion	72,045	73,287
Stock price appreciation milestones	363	283
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding— 2,755,086 at March 31, 2026 and December 31, 2025	3	3
Common stock, $0.001 par value; authorized shares—350,000,000; issued and outstanding— 116,272,513 at March 31, 2026 and 115,359,735 at December 31, 2025	116	115
Additional paid-in capital	1,745,187	1,741,259
Accumulated other comprehensive income (loss)	(77)	116
Accumulated deficit	(1,565,522)	(1,534,309)
Total stockholders’ equity	179,707	207,184
Total liabilities and stockholders’ equity	$284,916	$318,937

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Collaboration revenue	$1,299	$1,629
Operating expenses:
Research and development	24,703	29,136
General and administrative	9,596	13,773
Total operating expenses	34,299	42,909
Loss from operations	(33,000)	(41,280)
Other income (expense):
Interest income	1,867	3,336
Change in fair value of stock price appreciation milestones	(80)	280
Other income	—	43
Total other income	1,787	3,659
Net loss	$(31,213)	$(37,621)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(193)	(77)
Comprehensive loss	$(31,406)	$(37,698)
Net loss per common share, basic and diluted	$(0.26)	$(0.32)
Weighted-average common shares used to compute basic and diluted net loss per share	120,030,638	118,375,540

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Operating activities
Net loss	$(31,213)	$(37,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,918	3,333
Stock-based compensation	3,929	7,381
Accretion and amortization of premiums and discounts on investments, net	(772)	(1,068)
Deferred revenue	200	(181)
Change in fair value of stock price appreciation milestones	80	(280)
Changes in operating assets and liabilities:
Accounts receivable	212	1,134
Prepaid expenses and other assets	132	3,925
Accounts payable and accrued expenses	(5,774)	(9,826)
Right-of-use assets and lease liabilities, net	(534)	(606)
Net cash used in operating activities	(30,822)	(33,809)
Investing activities
Purchases of property and equipment	(239)	(1,196)
Purchases of investments	(28,729)	(48,624)
Maturities of investments	52,555	92,493
Net cash provided by investing activities	23,587	42,673
Net change in cash, cash equivalents and restricted cash	(7,235)	8,864
Cash, cash equivalents and restricted cash at beginning of the period	56,855	46,283
Cash, cash equivalents and restricted cash at end of the period	$49,620	$55,147
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$15	$655

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

As of March 31, 2026, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements relate to its contracts containing leases, accrued expenses, and stock price appreciation milestones. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2026 and 2025 (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$39,570	$44,920
Restricted cash	10,050	10,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$49,620	$55,147

For each of the three months ended March 31, 2026 and 2025, the restricted cash balance includes cash-collateralized irrevocable standby letters of credit for $10.1 million and $10.2 million, respectively, associated with the Company’s facilities leases.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through public or private equity or debt financings, collaboration arrangements, and other sources. For the three months ended March 31, 2026, the Company incurred a net loss of $31.2 million and negative cash flows from operations of $30.8 million. The Company expects it will continue to incur net losses and will incur negative cash flows from operations for foreseeable future. As of March 31, 2026, the Company had an accumulated deficit of $1.6 billion. The Company expects that its cash, cash equivalents and short-term investments as of March 31, 2026 of $174.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed by the Company with the SEC on February 26, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

For arrangements attributable to ASC 606, the Company recognizes revenue in a manner that depicts the transfer of control of a product or a service to a customer and reflects the amount of consideration the Company is entitled to receive in exchange for such product or service. In doing so, the Company follows a five-step approach: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) the customer obtains control of the product or service.

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

Basic and diluted net loss per share attributable to stockholders for the three months ended March 31, 2026 and 2025 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(31,213)	$(37,621)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	116,136,964	114,481,866
Weighted-average pre-funded warrants	3,893,674	3,893,674
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	120,030,638	118,375,540
Net loss per share, basic and diluted
Basic and diluted	$(0.26)	$(0.32)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of March 31,
	2026	2025
Convertible preferred stock	13,775,430	13,775,430
Outstanding options to purchase common stock	16,159,252	13,016,953
Outstanding restricted stock units	9,291,286	7,235,352
Total	39,225,968	34,027,735

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

The Company recognized collaboration revenue of $1.3 million and $1.6 million under the Ono Arrangement during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, all of such revenue was associated with research and preclinical development services.

The Company recognized contra-research and development expense of $1.1 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recognized contra-research and development expense of $1.9 million.

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million of expense and $0.3 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of March 31, 2026 and December 31, 2025, the Company recorded a liability of $0.4 million and $0.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. As of March 31, 2026, the Company has received three disbursements under the FT819 CIRM Award in the aggregate amount of $6.6 million, which amount is recorded as a liability on the accompanying consolidated balance sheets. As of March 31, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $5.3 million classified as current and the remaining $1.3 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

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

Since the Company may, at its election, repay some or all of the FT836 CIRM Award, the Company accounts for the award as a liability until the time of election. As of March 31, 2026, the Company has received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of March 31, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date. There were no significant realized losses on available-for-sale securities during the period ended March 31, 2026. As of March 31, 2026, the Company did not intend to sell the investments in an unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of March 31, 2026 and December 31, 2025 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
March 31, 2026
Classified as current assets:
Money market fund	1 or less	$33,491	$—	$—	$33,491
U.S. Treasury debt securities	1 or less	24,735	(1)	6	24,740
Non-US government securities	1 or less	2,492	(4)	—	2,488
Corporate debt securities	1 or less	70,420	(41)	8	70,387
Commercial paper	1 or less	37,682	(45)	—	37,637
Total short-term investments		$168,820	$(91)	$14	$168,743

December 31, 2025
Classified as current assets:
Money market fund	1 or less	$31,693	$—	$—	$31,693
U.S. Treasury debt securities	1 or less	33,740	—	39	33,779
Non-US government securities	1 or less	3,245	—	2	3,247
Corporate debt securities	1 or less	86,167	(15)	86	86,238
Commercial paper	1 or less	41,941	(10)	10	41,941
Total short-term investments		$196,786	$(25)	$137	$196,898
Classified as non-current assets:
Corporate debt securities	Greater than 1	1,468	—	4	1,472
Total long-term investments		$1,468	$—	$4	$1,472

As of March 31, 2026 and December 31, 2025, the Company had $0.8 million and $0.7 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2026
Financial assets:
Money market funds	$33,491	$33,491	$—	$—
U.S. Treasury debt securities	24,740	24,740	—	—
Non-US government securities	2,488	—	2,488	—
Corporate debt securities	70,387	—	70,387	—
Commercial paper	37,637	—	37,637	—
Total financial assets measured at fair value on a recurring basis	$168,743	$58,231	$110,512	$—

Financial liabilities:
Stock price appreciation milestones	$363	$—	$—	$363
Total financial liabilities measured at fair value on a recurring basis	$363	$—	$—	$363

As of December 31, 2025
Financial assets:
Money market funds	$31,693	$31,693	$—	$—
U.S. Treasury debt securities	33,779	33,779	—	—
Non-U.S. government securities	3,247	—	3,247	—
Corporate debt securities	87,710	—	87,710	—
Commercial paper	41,941	—	41,941	—
Total assets measured at fair value on a recurring basis	$198,370	$65,472	$132,898	$—

Financial liabilities:
Stock price appreciation milestones	$283	$—	$—	$283
Total financial liabilities measured at fair value on a recurring basis	$283	$—	$—	$283

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

There were no Level 3 assets held by the Company as of March 31, 2026.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three months ended March 31, 2026 (in thousands):

Balance at December 31, 2025	$283
Changes in fair value of stock price appreciation milestones liability	80
Balance at March 31, 2026	$363

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three months ended March 31, 2025 (in thousands):

Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(280)
Balance at March 31, 2025	$247

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and other employee benefits	$5,420	$9,083
Accrued clinical trial related costs	4,262	6,529
Accrued other	3,960	4,412
Total current accrued expenses	$13,642	$20,024

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

As of March 31, 2026, future undiscounted minimum contractual payments under the Company’s operating leases were $116.6 million, which will be paid over a remaining weighted-average lease term of 9.9 years. The weighted-average discount rate for the operating lease liabilities was 8.5%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of March 31, 2026 are as follows (in thousands):

Operating Lease Payments
Remaining 2026	$8,330
2027	11,382
2028	10,293
2029	10,602
2030	10,920
2031	11,248
Thereafter	53,808
Total undiscounted lease payments	$116,583
Less: imputed interest	(39,798)
Total lease liability	$76,785

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

As of March 31, 2026, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended March 31, 2026:

	Number of Options	Weighted- Average Price
Balance at December 31, 2025	12,400,620	$8.36
Granted	3,902,259	1.05
Cancelled	(143,627)	4.22
Balance at March 31, 2026	16,159,252	$6.63

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2025	6,635,820	$9.78
Granted	3,667,542	1.06
Vested	(912,778)	9.04
Cancelled	(99,298)	20.51
Balance at March 31, 2026	9,291,286	$6.30

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,194	$3,877
General and administrative	1,735	3,504
Total	$3,929	$7,381

As of March 31, 2026, the unrecognized compensation cost related to outstanding options was $7.0 million and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

As of March 31, 2026, the unrecognized compensation cost related to restricted stock units was $11.7 million which is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.9%	4.5%
Expected volatility	93.7%	90.1%
Expected term (in years)	5.9	6.1
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three months ended March 31, 2026 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2025	2,755,086	$3	115,359,735	$115	$1,741,259	$116	$(1,534,309)	$207,184
Issuance of common stock upon vesting of restricted stock units	—	—	912,778	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,929	—	—	3,929
Unrealized loss on investments	—	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	—	(31,213)	(31,213)
Balance at March 31, 2026	2,755,086	$3	116,272,513	$116	$1,745,187	$(77)	$(1,565,522)	$179,707

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$1,299	$1,629
Less:
Personnel costs	11,189	11,703
Clinical programs	6,166	6,282
Research activities	1,801	2,436
Facilities costs	4,403	6,080
Other segment expenses (1)	10,740	16,408
Total operating expenses	34,299	42,909
Loss from operations	(33,000)	(41,280)
Other income (expense):
Interest income	1,867	3,336
Change in fair value of stock price appreciation milestones	(80)	280
Other income	—	43
Total other income	1,787	3,659
Net loss	$(31,213)	$(37,621)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general & administrative expenses, and corporate expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

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

We do not expect to generate any meaningful revenues from product sales, royalties, or sales milestones unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, collaboration arrangements, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative effect on our financial condition and ability to develop our product candidates. We believe we have sufficient funding to operate for at least twelve months from the date of issuance of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2026, we recognized $1.3 million of collaboration revenue and $1.1 million of contra-research and development expense under the Ono Agreement. During the three months ended March 31, 2025, we recognized $1.6 million of collaboration revenue and $1.9 million of contra-research and development expense under the Ono Arrangement.

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. As of March 31, 2026, we have received three disbursements under the award in the aggregate amount of $6.6 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of March 31, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $5.3 million classified as current and the remaining $1.3 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

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

Since we may, at our election, repay some or all of the FT836 CIRM Award, we account for the award as a liability until the time of election. As of March 31, 2026, we have received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of March 31, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the three months ended March 31, 2026.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Increase/
	2026	2025	(Decrease)
Collaboration revenue	$1,299	$1,629	$(330)
Research and development expense	24,703	29,136	(4,433)
General and administrative expense	9,596	13,773	(4,177)
Total other income	1,787	3,659	(1,872)

Collaboration Revenue. During the three months ended March 31, 2026 and 2025, we recognized revenue of $1.3 million and $1.6 million, respectively, under our collaboration agreement with Ono.

Research and development expenses. Research and development expenses were $24.7 million for the three months ended March 31, 2026, compared to $29.1 million for the three months ended March 31, 2025. The decrease in research and development expenses was attributable primarily to the following:

•
$2.2 million decrease in employee compensation and benefits expense, including a $1.7 million decrease in employee stock-based compensation expense;
•
$1.4 million decrease in third-party professional consultant and advisory fees; and
•
$0.7 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates.

General and administrative expenses. General and administrative expenses were $9.6 million for the three months ended March 31, 2026, compared to $13.8 million for the three months ended March 31, 2025. The decrease in general and administrative expenses was attributable primarily to a $1.8 million decrease in employee stock-based compensation expense and a $0.5 million decrease in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $1.8 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we recorded $0.1 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended March 31, 2026 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of March 31, 2026, we had an accumulated deficit of $1.6 billion and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our cash, cash equivalents and short-term investments as of March 31, 2026 of $174.8 million will be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Operating Activities

During the three months ended March 31, 2026, net cash used in operating activities was $30.8 million and primarily consisted of a net loss of $31.2 million adjusted for non-cash items including stock-based compensation of $3.9 million and depreciation and amortization of $2.9 million.

During the three months ended March 31, 2025, net cash used in operating activities was $33.8 million and primarily consisted of a net loss of $37.6 million adjusted for non-cash items including stock-based compensation of $7.4 million and depreciation and amortization of $3.3 million.

Investing Activities

During the three months ended March 31, 2026, investing activities provided net cash of $23.6 million compared to cash provided by investing activities of $42.7 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we purchased $28.7 million of investments, which were offset by $52.6 million in maturities of investments. During the three months ended March 31, 2025, we purchased $48.6 million of investments, which were offset by $92.5 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2026 and 2025, there was no cash activity related to financing activities.

From our inception through March 31, 2026, we have funded our consolidated operations primarily through the public and private sale of common stock and pre-funded warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of March 31, 2026, we had aggregate cash and cash equivalents and investments of $174.8 million.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

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
•
clinicians’ and patients’ and parents’ (for pediatric patients) perceptions as to the potential risks and benefits of the product candidate under study in relation to other available therapies, including any perceived risks associated with our iPSC-derived product candidates, which we believe are the first ever iPSC-derived cell therapies cleared by the FDA for clinical investigation in the United States, or with our chimeric antigen receptor (CAR) T-cell therapies broadly following FDA’s investigation into reports of T-cell malignancies for B-cell maturation antigen (BCMA)- and CD19-directed autologous CAR T-cell therapies, and perceived risks associated with the novel use of cell therapies for the treatment of autoimmune diseases, where there are no FDA-approved cell therapies and limited clinical precedent;
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

The clinical development of our product candidates could be substantially delayed if we are required to conduct unanticipated studies, including preclinical studies or clinical trials, or if the FDA or other regulatory authorities impose other requirements or restrictions including on the manufacture, of our product candidates.

The FDA or other regulatory authorities may require us to generate additional preclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials, or initiating and conducting any future clinical trials of our current product candidates or other cell product candidates that we may identify. Additionally, the FDA or other regulatory authorities may in the future have comments, or impose requirements, on the conduct of our clinical trials or the initiation of clinical trials or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA or other regulatory authorities, may cause delays in the initiation or conduct of current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our preclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (FDORA), sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status or for discontinuing or interrupting the supply of certain drugs, including the withdrawal of a drug. Failure to do so could result in a letter citing such failure to comply and public postings of such letter and a redacted response from the sponsor, which could damage the sponsor’s reputation. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

Regenerative Medicine Advanced Therapy (RMAT) designation by the FDA for FT819 and our participation in the FDA's Chemistry, Manufacturing, and Controls (CMC) Development and Readiness Pilot (“the CDRP”) Program may not actually lead to a faster development or regulatory review or approval process and does not increase the likelihood that FT819 or any future product candidate that may receive this designation or is selected for the CDRP Program will receive regulatory approval, and we may be unable to obtain or maintain the benefits associated with such designation or approval.

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

A biologics license application (BLA) for a product candidate with RMAT designation may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. Further, under FDORA, the FDA must specify the conditions for any post-approval trials by the date of accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, clinical trial protocols and milestones – including the target date of trial completion. The FDA may also require, as appropriate, that certain confirmatory trials be underway prior to accelerated approval or within a specified time from the date of approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

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

In addition, the FT819-201 study has been selected by the FDA to participate in its CDRP Program, a voluntary program which is intended to facilitate expedited CMC development of investigational drugs and biologics that have accelerated clinical development pathways by increasing communication with the FDA on CMC development. The program's stated goal is to align and derisk CMC strategies early in the process, which can lead to faster patient access to new treatments.

RMAT designation and participation in the CDRP Program is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates or development programs meets the criteria for RMAT designation or the CDRP Program, the FDA may disagree and instead determine not to grant such designation or program acceptance. In any event, the receipt of RMAT designation for a product candidate or participation in the CDRP Program for a development program may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. Even though we obtained RMAT designation for FT819 in April 2025 and were accepted into the CDRP Program in May 2026, such designation and acceptance does not change the standards for product approval, and there is no assurance that this designation or acceptance will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may rescind RMAT designation if it believes the product no longer meets the conditions for qualification. Similarly, the FDA may remove FT819, or any other product candidate which may be selected for participation, from the CDRP Program if it believes that the designation is no longer supported by data from the respective clinical development program.

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

For any product candidate for which we may be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that approved use or indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug use or indication in the United States, there are circumstances under which a competing product may be approved for the same approved use or indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for approved uses or indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.

Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition or if another drug with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek orphan drug designation for certain of our product candidates, we may never receive such designations.

Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations. In addition, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

We may seek designation for our cell programming technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process.

We may seek designation for our cell programming technology as designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under a BLA or New Drug Application (NDA); (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original BLA or NDA for a drug or biological product that uses or incorporates the platform technology. Even if we believe our cell programming technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or lead to a faster FDA review or approval process and does not assure ultimate FDA approval of a drug. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation. For example, in July 2025, the FDA revoked Sarepta Therapeutics Inc.’s platform technology designation for AAVrh74 given new safety information suggested the preliminary evidence on which the designation was based was insufficient to demonstrate that its platform technology had the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on safety.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information, please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

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

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, while these clinical trials or trial sites are subject to the applicable local laws where the trials are conducted, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial or trial site outside the United States, we would likely need to conduct additional trials, which would be costly and time-consuming and could delay or halt our development of the applicable product candidates. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Risks Related to Our Financial Condition

Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete preclinical or clinical development of or obtain regulatory approval for, or achieve commercialization of, our product candidates.

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

As of March 31, 2026, our cash, cash equivalents, and investments were $174.8 million. We intend to use our cash, cash equivalents, and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and achieve commercialization of, our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of March 31, 2026, we had an accumulated deficit of $1.6 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

In particular, the United States government has proposed and, in certain cases, enacted legislation and policies intended to restrict or prohibit the use of biotechnology services or products provided by certain foreign entities that are owned by, controlled by, or associated with the government of China or other foreign adversaries. Such measures include the “BIOSECURE Act,” which was enacted on December 18, 2025, as well as related executive branch actions, which are intended to limit U.S. government funding or support for biotechnology activities involving specified foreign entities and to reduce perceived national security risks associated with reliance on such entities. If applied to our third-party vendors, these laws or policies could restrict our ability, or the ability of our collaborators, contract research organizations, manufacturers, or other third-party vendors, to engage or continue to engage certain Chinese or Chinese-affiliated service providers, even where such providers are currently permitted to operate under applicable law.

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

Off-label use or misuse of any product candidates we may get approved in the future may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.

If any of our product candidates are approved by the FDA, we may only promote or market them in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from prescribing any products for which we may obtain approval off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of any approved products for indications other than those approved by the FDA may not effectively treat such conditions. Additionally, FDA’s Office of Prescription Drug Promotion (OPDP) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. Any such off-label use of our products approved in the future could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use any our products approved in the future for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation. Similar requirements and considerations apply abroad. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

We expect to face uncertainty regarding the pricing of our existing product candidates and any other product candidates that we may develop. If pricing policies for our product candidates are unfavorable, our commercial success will be impaired.

Due to the novel nature of our cellular immunotherapy product candidates, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular immunotherapy product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds. For additional information regarding pricing pressures and healthcare regulatory changes, see “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For additional information, please see “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

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

Healthcare legislative or regulatory reform measures, including regulations regarding the pricing, coverage and reimbursement of pharmaceutical and biological products, may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Recent and proposed healthcare reform measures in the United States have focused in particular on prescription drug pricing, reimbursement, and manufacturer financial obligations under government healthcare programs. These measures include statutory changes, executive actions, and proposed regulations that may affect pricing, coverage, reimbursement methodologies, and market access for pharmaceutical and biological products. For a more complete discussion of healthcare reform and regulatory developments that may affect our business, see “Business – Government Regulation – Healthcare Reform and Other Regulatory Changes” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026.

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

Recent executive actions and proposed regulatory initiatives in the United States have sought to further reduce prescription drug prices, including through the use of most-favored-nation pricing principles, potential changes to manufacturer distribution models, and expanded governmental oversight of pricing practices. For example, in May 2025, the U.S. presidential administration issued an executive order titled, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. Since the May 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers. See “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026 for more information. If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products utilization by a broader portion of U.S. patients to align with prices in certain reference countries. MFN pricing models in the U.S. could also affect our ability to commercialize any approved products outside of the U.S., our pricing strategy for any approved products, and future decisions on reimbursement and commercialization in certain jurisdictions. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing.

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

Some of our competitors may have, and new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, an existing customer base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, and/or significantly greater resources than we do and may be able to offer products that compete with any of our product candidates that receive regulatory approval at a more attractive price. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors may in the future establish cooperative relationships with sellers of complementary products, technologies or services to increase the availability of their products in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if any products that we may develop are more effective than those of our competitors, potential customers may accept competitive products in lieu of purchasing our products. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially and adversely affected.

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

We may use and integrate artificial intelligence (AI) tools in our business operations. As with many developing technologies, AI tools present risks and challenges that could affect their further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subject to competitive harm, potential legal liability, and reputational harm. Furthermore, use of AI-based software may lead to the inadvertent release of confidential information which may impact our ability to realize the benefit of our intellectual property rights.

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

Social media is increasingly being used to communicate about us, our programs, and the diseases our product candidates are being developed to treat. We also work with third parties, including patient advocacy organizations and patient recruitment firms, to raise awareness of our clinical trials, and these third parties often use social media to communicate with patients. Social media use in the biotechnology and biopharmaceutical industry continues to evolve, and applicable regulations and guidance are not always clear. This creates uncertainty and risk of noncompliance with laws governing marketing, communications, and clinical trial disclosures, which could result in regulatory actions, litigation, or heightened scrutiny by the FDA, SEC, and other regulators. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social media website, or a risk that a post on a social media website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. Cybersecurity threats, both on premises and in the cloud, are evolving and could occur and result in information theft, data corruption, operational disruption, damage to our reputation, or financial loss. Such threats include, but are not limited to: malicious software, destructive malware, ransomware attacks, denial-of-service attacks, business email compromises, viruses, wrongful intrusions, social engineering (including phishing attacks), attempts to gain unauthorized access to systems or data, data breaches, the unauthorized release of confidential, personal or otherwise protected information, data corruption, the breakdown or damage or interruption of networks or systems from, among other things, natural disasters, terrorism, war, telecommunication and electrical failures, and harm to individuals. In addition, we could be impacted by cybersecurity threats or other disruptions or vulnerabilities found in products or services we use that are provided to us by third-parties. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, cyber criminals, hacktivists, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may be enhanced or facilitated by evolving technologies, including artificial intelligence. As a result, we may not be able to address these techniques proactively or implement adequate preventative measures. These events, if not prevented or effectively mitigated, could damage our reputation, require remedial actions and lead to loss of business, regulatory actions, potential liability and other financial losses.

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

In the current U.S. presidential administration, there is substantial uncertainty as to the extent and manner in which the U.S. government will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

As of May 7, 2026, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 40.2% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 43.9%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Pursuant to our 2022 Stock Option and Incentive Plan (as amended and restated, the 2022 Plan) we are authorized to grant stock options and other equity-based awards to our employees, officers, directors and consultants. The 2022 Plan currently authorizes the issuance of up to 24.5 million shares. We also make equity grants to new employees joining our company pursuant to our inducement plan, and our board of directors may elect to increase the number of shares available for future grants under the inducement plan without stockholder approval. In March 2026, our board of directors approved a third amendment and restatement of the 2022 Plan, subject to stockholder approval, to increase the number of shares authorized for issuance under the 2022 Plan by 7.0 million shares, which would increase the total number of shares authorized for issuance under the 2022 Plan to 31.5 million shares. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the 2022 Plan, if our stockholders approve of any such future increase, our stockholders may experience additional dilution, and our stock price may fall.

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

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	May 30, 2025

4.1	Specimen Common Stock Certificate	S-1/A	333-190608	4.1	August 29, 2013

4.2	Form of Pre-Funded Warrant	8-K	001-36076	4.1	January 8, 2021

4.3	Form of Pre-Funded Warrant	8-K	001-36076	4.1	March 21, 2024

4.4	Description of Securities	10-K	001-36076	4.4	February 26, 2026

10.1#	Amended and Restated Non-Employee Director Compensation Policy, effective March 31, 2026	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

Fate Therapeutics, Inc.

Date: May 13, 2026	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Kamal Adawi Kamal Adawi, M.S., MBA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)