Form 10-Q
period 2026-06-30
FATE THERAPEUTICS INC
filed 2026-08-13
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, 119,820,514 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

•
Our product candidates and programs represent novel therapeutic approaches and may fail to demonstrate the safety, potency, durability, and efficacy necessary to support further development or commercialization, or may cause undesirable side effects or have other properties that could delay or halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the preclinical or clinical development of, or obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Development of our product candidates will require substantial additional funding, which, if available, may cause dilution to our stockholders, and without which we will be unable to complete preclinical or clinical development of, or obtain regulatory approval for, our product candidates. Additionally, we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
The regulatory approval process for novel product candidates such as ours is particularly uncertain, and our product candidates could fail to receive regulatory approval from the U.S. Food and Drug Administration (FDA) or a comparable foreign regulatory authority for many reasons, including disagreement with regulatory authorities on the design or conduct of our clinical trials, on our interpretation of clinical data, or on the methodologies for, and assessment of, comparability of different versions of a product candidate used in non-pivotal studies, pivotal studies and for intended commercial use, and changes in approval policies or regulations, or changes in positions, guidance or feedback communicated by applicable regulatory authorities, that render our preclinical or clinical data insufficient to support approval or otherwise negatively impact the potential approval of a product candidate.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived cell product candidates currently undergoing clinical and preclinical development. We may deprioritize or discontinue the clinical development of one or more product candidates for various reasons, including our prioritization of other product candidates, data or results from our ongoing clinical trials, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to prioritize clinical development in one disease area over another disease area.
•
We use iPSC technology and gene-editing technology in the creation of our product candidates. If we are unable to use these technologies in the creation of our product candidates, our business would be significantly harmed.
•
We may face delays in initiating, conducting or completing our clinical trials, including difficulties recruiting clinical trial investigators, enrolling patients in our clinical trials, or manufacturing adequate clinical supplies, and we may not be able to initiate, conduct or complete our clinical trials at all.
•
We face significant competition in an environment of rapid technological change, and our operating results will suffer if we fail to compete effectively, including with respect to the recruitment of patients and investigative sites to participate in our clinical trials.
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
•
The manufacture and distribution of our product candidates is complex and subject to a multitude of risks. Additionally, the FDA or foreign regulatory authorities may impose requirements on our manufacturing operations that could substantially limit the supply of our product candidates and increase our costs, and significantly delay or restrict the development and commercialization of our product candidates.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,429	$46,628
Accounts receivable	703	916
Short-term investments	121,341	157,029
Prepaid expenses and other current assets	3,480	4,131
Total current assets	157,953	208,704
Long-term investments	—	1,472
Property and equipment, net	51,546	56,925
Operating lease right-of-use assets	40,554	41,609
Restricted cash	10,050	10,227
Total assets	$260,103	$318,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,258	$2,656
Accrued expenses	14,904	20,024
CIRM award liability, current portion	9,508	8,448
Deferred revenue	—	381
Operating lease liabilities, current portion	4,922	4,562
Total current liabilities	32,592	36,071
CIRM award liability, net of current portion	2,377	2,112
Operating lease liabilities, net of current portion	70,753	73,287
Stock price appreciation milestones	943	283
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding— 2,755,086 at June 30, 2026 and December 31, 2025	3	3
Common stock, $0.001 par value; authorized shares—350,000,000; issued and outstanding— 116,694,106 at June 30, 2026 and 115,359,735 at December 31, 2025	117	115
Additional paid-in capital	1,749,116	1,741,259
Accumulated other comprehensive income (loss)	(117)	116
Accumulated deficit	(1,595,681)	(1,534,309)
Total stockholders’ equity	153,438	207,184
Total liabilities and stockholders’ equity	$260,103	$318,937

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Collaboration revenue	$2,082	$1,907	$3,381	$3,536
Operating expenses:
Research and development	24,387	27,430	49,090	56,566
General and administrative	8,829	11,445	18,425	25,218
Total operating expenses	33,216	38,875	67,515	81,784
Loss from operations	(31,134)	(36,968)	(64,134)	(78,248)
Other income (expense):
Interest income	1,555	2,921	3,422	6,257
Change in fair value of stock price appreciation milestones	(580)	(73)	(660)	207
Other income	—	50	—	93
Total other income	975	2,898	2,762	6,557
Net loss	$(30,159)	$(34,070)	$(61,372)	$(71,691)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(40)	(129)	(233)	(206)
Comprehensive loss	$(30,199)	$(34,199)	$(61,605)	$(71,897)
Net loss per common share, basic and diluted	$(0.25)	$(0.29)	$(0.51)	$(0.61)
Weighted-average common shares used to compute basic and diluted net loss per share	120,397,390	118,528,046	120,215,028	118,452,214

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
	(unaudited)
Operating activities
Net loss	$(61,372)	$(71,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,698	6,611
Stock-based compensation	7,447	14,535
Accretion and amortization of premiums and discounts on investments, net	(1,536)	(1,915)
Deferred revenue	(382)	(393)
Change in fair value of stock price appreciation milestones	660	(207)
Loss on disposal of property and equipment	—	(36)
Changes in operating assets and liabilities:
Accounts receivable	213	2,144
Prepaid expenses and other assets	653	3,139
Accounts payable and accrued expenses	(4,518)	(9,342)
Right-of-use assets and lease liabilities, net	(1,119)	(1,241)
Net cash used in operating activities	(54,256)	(58,396)
Investing activities
Proceeds from sale of property and equipment	—	122
Purchases of property and equipment	(319)	(2,558)
Purchases of investments	(87,075)	(99,437)
Maturities of investments	125,538	164,137
Net cash provided by investing activities	38,144	62,264
Financing activities
Issuance of common stock from equity incentive plans, net of issuance costs	412	—
Proceeds from FT819 CIRM award	1,324	—
Proceeds from FT836 CIRM award	—	1,325
Net cash provided by financing activities	1,736	1,325
Net change in cash, cash equivalents and restricted cash	(14,376)	5,193
Cash, cash equivalents and restricted cash at beginning of the period	56,855	46,283
Cash, cash equivalents and restricted cash at end of the period	$42,479	$51,476
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$—	$993

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

As of June 30, 2026, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of the Company’s unaudited condensed consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities in the Company’s unaudited condensed consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s unaudited condensed consolidated financial statements relate to its contracts containing leases, accrued expenses, and stock price appreciation milestones. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2026 and 2025 (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$32,429	$41,249
Restricted cash	10,050	10,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$42,479	$51,476

The restricted cash balance includes cash-collateralized irrevocable standby letters of credit associated with the Company’s facilities leases.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through public or private equity or debt financings, collaboration arrangements, and other sources. For the three and six months ended June 30, 2026, the Company incurred a net loss of $30.2 million and $61.4 million, respectively, and negative cash flows from operations of $23.4 million and $54.3 million, respectively. The Company expects it will continue to incur net losses and will incur negative cash flows from operations for the foreseeable future. As of June 30, 2026, the Company had an accumulated deficit of $1.6 billion. The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2026 of $153.8 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed by the Company with the SEC on February 26, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (ASC 808), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606.

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

Basic and diluted net loss per share attributable to stockholders for the three and six months ended June 30, 2026 and 2025 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(30,159)	$(34,070)	$(61,372)	$(71,691)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	116,503,716	114,634,372	116,321,354	114,558,540
Weighted-average pre-funded warrants	3,893,674	3,893,674	3,893,674	3,893,674
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	120,397,390	118,528,046	120,215,028	118,452,214
Net loss per share, basic and diluted
Basic and diluted	$(0.25)	$(0.29)	$(0.51)	$(0.61)

The following weighted-average outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of June 30,
	2026	2025
Convertible preferred stock	13,775,430	13,775,430
Outstanding options to purchase common stock	16,350,779	12,694,556
Outstanding restricted stock units	9,000,416	7,047,968
Total	39,126,625	33,517,954

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

In 2022, 2023, 2024 and 2025, the Company entered into amendments with Ono to the Ono Agreement (the Ono Amendments). Under the Ono Amendments, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased to a total estimated $44.5 million over the course of the joint development plan.

As of June 30, 2026, the performance obligations related to the research and preclinical development of Candidate 3 have been met. The Company has received all committed funding under the preclinical joint development plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined clinical milestone under the joint development plan.

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

The Company determined that the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) were within the scope of ASC 808 and applicable to such guidance. The Company concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and preclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. In accordance with this guidance, the Company identified its promised goods and services, including its grant of a research license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research and preclinical development services, and its participation in a joint steering committee. The Company determined that its grant of a research license to Ono to certain of its intellectual property was not distinct from its conduct of research and preclinical development services and participation in a joint steering committee. Accordingly, the Company determined that the research license, the research and preclinical development services, and the participation in a joint steering committee during the development option period, should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and preclinical development services, which was completed as of June 30, 2026. The Company also determined that, subject to the guidance of ASC 606, the license to develop and commercialize Candidate 2 upon exercise of the Candidate 2 Development Option was distinct and separable from the development and commercialization activities, which are accounted for under ASC 808. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

In accordance with ASC 606, the Company determined that the amended transaction price for research and preclinical development under the Ono Arrangement equaled $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and preclinical development fees of $44.5 million. Such fees were recognized as revenue as the research and preclinical development services were delivered, all of which research and preclinical development services have been completed as of June 30, 2026.

The Company recognized collaboration revenue of $2.1 million and $3.4 million under the Ono Arrangement during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized collaboration revenue of $1.9 million and $3.5 million, respectively. During the three and six months ended June 30, 2026 and 2025, all of such revenue was associated with research and preclinical development services.

The Company recognized contra-research and development expense of $0.8 million and $1.9 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized contra-research and development expense of $1.3 million and $3.3 million, respectively.

Memorial Sloan Kettering Cancer Center License Agreement

On May 15, 2018, the Company entered into an Amended and Restated Exclusive License Agreement (the Amended MSKCC License) with Memorial Sloan Kettering Cancer Center (MSKCC). The Amended MSKCC License amends and restates the Exclusive License Agreement entered into between the Company and MSKCC on August 19, 2016 (the Original MSKCC License), pursuant to which the Company entered into an exclusive license agreement with MSKCC for rights relating to compositions and methods covering iPSC-derived cellular immunotherapy, including T-cells and NK-cells derived from iPSCs engineered with chimeric antigen receptors (CARs).

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and six months ended June 30, 2026, the Company recorded $0.6 million and $0.7 million of expense, respectively, associated with the change in fair value of the stock price appreciation milestones. During the three and six months ended June 30, 2025, the Company recorded $0.1 million of expense and $0.2 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of June 30, 2026 and December 31, 2025, the Company recorded a liability of $0.9 million and $0.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

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

Since the Company may, at its election, repay some or all of the FT819 CIRM Award, the Company accounts for the award as a liability until the time of election. As of June 30, 2026, the Company has received four disbursements under the FT819 CIRM Award in the aggregate amount of $7.9 million, which amount is recorded as a liability on the accompanying consolidated balance sheets. As of June 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $6.3 million classified as current and the remaining $1.6 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

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

Since the Company may, at its election, repay some or all of the FT836 CIRM Award, the Company accounts for the award as a liability until the time of election. As of June 30, 2026, the Company has received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of June 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date. There were no significant realized losses on available-for-sale securities during the period ended June 30, 2026. As of June 30, 2026, the Company did not intend to sell the investments in an unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of June 30, 2026 and December 31, 2025 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
June 30, 2026
Classified as current assets:
Money market fund	1 or less	$25,819	$—	$—	$25,819
U.S. Treasury debt securities	1 or less	20,314	(21)	—	20,293
Non-US government securities	1 or less	3,882	(4)	—	3,878
Corporate debt securities	1 or less	37,397	(24)	—	37,373
Commercial paper	1 or less	63,348	(68)	—	63,280
Total short-term investments		$150,760	$(117)	$—	$150,643

December 31, 2025
Classified as current assets:
Money market fund	1 or less	$31,693	$—	$—	$31,693
U.S. Treasury debt securities	1 or less	33,740	—	39	33,779
Non-US government securities	1 or less	3,245	—	2	3,247
Corporate debt securities	1 or less	86,167	(15)	86	86,238
Commercial paper	1 or less	41,941	(10)	10	41,941
Total short-term investments		$196,786	$(25)	$137	$196,898
Classified as non-current assets:
Corporate debt securities	Greater than 1	$1,468	$—	$4	$1,472
Total long-term investments		$1,468	$—	$4	$1,472

As of June 30, 2026 and December 31, 2025, the Company had $0.3 million and $0.7 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2026
Financial assets:
Money market funds	$25,819	$25,819	$—	$—
U.S. Treasury debt securities	20,293	20,293	—	—
Non-US government securities	3,878	—	3,878	—
Corporate debt securities	37,373	—	37,373	—
Commercial paper	63,280	—	63,280	—
Total financial assets measured at fair value on a recurring basis	$150,643	$46,112	$104,531	$—

Financial liabilities:
Stock price appreciation milestones	$943	$—	$—	$943
Total financial liabilities measured at fair value on a recurring basis	$943	$—	$—	$943

As of December 31, 2025
Financial assets:
Money market funds	$31,693	$31,693	$—	$—
U.S. Treasury debt securities	33,779	33,779	—	—
Non-U.S. government securities	3,247	—	3,247	—
Corporate debt securities	87,710	—	87,710	—
Commercial paper	41,941	—	41,941	—
Total assets measured at fair value on a recurring basis	$198,370	$65,472	$132,898	$—

Financial liabilities:
Stock price appreciation milestones	$283	$—	$—	$283
Total financial liabilities measured at fair value on a recurring basis	$283	$—	$—	$283

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

There were no Level 3 assets held by the Company as of June 30, 2026.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the six months ended June 30, 2026 (in thousands):

Balance at December 31, 2025	$283
Changes in fair value of stock price appreciation milestones liability	80
Balance at March 31, 2026	$363
Changes in fair value of stock price appreciation milestones liability	580
Balance at June 30, 2026	$943

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three and six months ended June 30, 2025 (in thousands):

Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(280)
Balance at March 31, 2025	$247
Changes in fair value of stock price appreciation milestones liability	73
Balance at June 30, 2025	$320

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$7,544	$9,083
Accrued clinical trial related costs	4,077	6,529
Accrued other	3,283	4,412
Total current accrued expenses	$14,904	$20,024

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

As of June 30, 2026, future undiscounted minimum contractual payments under the Company’s operating leases were $113.8 million, which will be paid over a remaining weighted-average lease term of 9.7 years. The weighted-average discount rate for the operating lease liabilities was 8.5%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of June 30, 2026 are as follows (in thousands):

Operating Lease Payments
Remaining 2026	$5,585
2027	11,382
2028	10,293
2029	10,602
2030	10,920
2031	11,248
Thereafter	53,808
Total undiscounted lease payments	$113,838
Less: imputed interest	(38,163)
Total lease liability	$75,675

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

As of June 30, 2026, there were 3,893,674 Pre-Funded Warrants outstanding.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended June 30, 2026:

	Number of Options	Weighted- Average Price
Balance at December 31, 2025	12,400,620	$8.36
Granted	4,693,359	1.22
Exercise	(293,409)	1.40
Cancelled	(449,791)	8.89
Balance at June 30, 2026	16,350,779	$6.42

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2025	6,635,820	$9.78
Granted	3,772,302	1.09
Vested	(1,040,962)	8.83
Cancelled	(366,744)	9.59
Balance at June 30, 2026	9,000,416	$6.26

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,832	$3,821	$4,026	$7,698
General and administrative	1,686	3,333	3,421	6,837
Total	$3,518	$7,154	$7,447	$14,535

As of June 30, 2026, the unrecognized compensation cost related to outstanding options was $7.0 million and is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

As of June 30, 2026, the unrecognized compensation cost related to restricted stock units was $9.0 million which is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.9%	4.4%
Expected volatility	93.9%	90.2%
Expected term (in years)	6.0	6.2
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2026 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2025	2,755,086	$3	115,359,735	$115	$1,741,259	$116	$(1,534,309)	$207,184
Issuance of common stock upon vesting of restricted stock units	—	—	912,778	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,929	—	—	3,929
Unrealized loss on investments	—	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	—	(31,213)	(31,213)
Balance at March 31, 2026	2,755,086	$3	116,272,513	$116	$1,745,187	$(77)	$(1,565,522)	$179,707
Exercise of stock options, net of issuance costs	—	—	293,409	1	411	—	—	412
Issuance of common stock upon vesting of restricted stock units	—	—	128,184	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,518	—	—	3,518
Unrealized loss on investments	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(30,159)	(30,159)
Balance at June 30, 2026	2,755,086	$3	116,694,106	$117	$1,749,116	$(117)	$(1,595,681)	$153,438

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and six months ended June 30, 2025 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	2,755,086	$3	113,928,279	$114	$1,716,335	$268	$(1,397,994)	$318,726
Issuance of common stock upon vesting of restricted stock units	—	—	675,631	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,381	—	—	7,381
Unrealized loss on investments	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(37,621)	(37,621)
Balance at March 31, 2025	2,755,086	$3	114,603,910	$115	$1,723,715	$191	$(1,435,615)	$288,409
Exercise of stock options, net of issuance costs	—	—	832	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	50,325	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,154	—	—	7,154
Unrealized loss on investments	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2025	2,755,086	$3	114,655,067	$115	$1,730,869	$62	$(1,469,685)	$261,364

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$2,082	$1,907	$3,381	$3,536
Less:
Personnel costs	10,656	10,682	21,845	22,386
Clinical programs	7,432	5,778	13,598	12,061
Research activities	991	1,870	2,792	4,306
Facilities costs	4,239	5,884	8,642	11,964
Other segment expenses (1)	9,898	14,661	20,638	31,067
Total operating expenses	33,216	38,875	67,515	81,784
Loss from operations	(31,134)	(36,968)	(64,134)	(78,248)
Other income (expense):
Interest income	1,555	2,921	3,422	6,257
Change in fair value of stock price appreciation milestones	(580)	(73)	(660)	207
Other income	—	50	—	93
Total other income	975	2,898	2,762	6,557
Net loss	$(30,159)	$(34,070)	$(61,372)	$(71,691)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general and administrative expenses, and corporate expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2026 (Annual Report).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements, which represent our intent, belief, or current expectations, involve risks and uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions. Factors that could cause or contribute to differences in results include, but are not limited to, those set forth under “Risk Factors” under Item 1A of Part II below and the section titled, “Forward-Looking Statements” in our Annual Report. Except as required by law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Financial Operations Overview

We conduct substantially all of our activities through Fate Therapeutics, Inc., a Delaware corporation, at our facilities headquartered in San Diego, California. Our results of operations include our operations and those of our consolidated subsidiaries. To date, the aggregate operations of our subsidiaries have not been significant and all intercompany transactions and balances have been eliminated in consolidation.

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

In 2022, 2023, 2024, and 2025, the Company entered into amendments with Ono to the Ono Agreement (the Ono Amendments). Under the Ono Amendments, aggregate estimated research and preclinical development fees payable by Ono to the Company for Candidate 3 were increased to a total estimated $44.5 million over the course of the joint development plan.

As of June 30, 2026, the performance obligations related to the research and preclinical development on Candidate 3 have been met. We have received all committed funding under the preclinical joint development plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined clinical milestone under the joint development plan.

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) under ASC 808. We concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and preclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. The initial transaction price under the Ono Arrangement was determined to be $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million, the aggregate estimated research and preclinical development fees of $44.5 million. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a research license to certain of our intellectual property subject to certain conditions, our conduct of research and preclinical development services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognized revenue for the combined performance obligation over time as the research and preclinical development services were performed, and such performance obligation was completed as of June 30, 2026.

During the three and six months ended June 30, 2026, we recognized $2.1 million and $3.4 million of collaboration revenue, respectively, and $0.8 million and $1.9 million of contra-research and development expense, respectively, under the Ono Agreement. During the three and six months ended June 30, 2025, we recognized $1.9 million and $3.5 million of collaboration revenue, respectively, and $1.3 million and $3.3 million of contra-research and development expense, respectively, under the Ono Arrangement.

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

Since we may, at our election, repay some or all of the FT819 CIRM Award, we account for the award as a liability until the time of election. As of June 30, 2026, we have received four disbursements under the award in the aggregate amount of $7.9 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of June 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $6.3 million classified as current and the remaining $1.6 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

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

Since we may, at our election, repay some or all of the FT836 CIRM Award, we account for the award as a liability until the time of election. As of June 30, 2026, we have received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of June 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the six months ended June 30, 2026.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Increase/
	2026	2025	(Decrease)
Collaboration revenue	$2,082	$1,907	$175
Research and development expense	24,387	27,430	(3,043)
General and administrative expense	8,829	11,445	(2,616)
Total other income	975	2,898	(1,923)

Collaboration Revenue. During the three months ended June 30, 2026 and 2025, we recognized revenue of $2.1 million and $1.9 million, respectively, under our collaboration agreement with Ono.

Research and development expenses. Research and development expenses were $24.4 million for the three months ended June 30, 2026, compared to $27.4 million for the three months ended June 30, 2025. The decrease in research and development expenses was attributable primarily to the following:

•
$2.3 million decrease in employee compensation and benefits expense, including a $2.0 million decrease in employee stock-based compensation expense;
•
$1.1 million decrease in third-party professional consultant and advisory fees; and
•
$0.5 million decrease in equipment depreciation; partially offset by
•
$1.7 million increase in clinical trial related expense.

General and administrative expenses. General and administrative expenses were $8.8 million for the three months ended June 30, 2026, compared to $11.4 million for the three months ended June 30, 2025. The decrease in general and administrative expenses was attributable primarily to a $1.6 million decrease in employee stock-based compensation expense, a $0.4 million decrease in third-party professional consultant and advisory fees, and a $0.3 million decrease in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $1.0 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, we recorded $0.6 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended June 30, 2026 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

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

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Increase/
	2026	2025	(Decrease)
Collaboration revenue	$3,381	$3,536	$(155)
Research and development expense	49,090	56,566	$(7,476)
General and administrative expense	18,425	25,218	$(6,793)
Total other income	2,762	6,557	$(3,795)

Collaboration Revenue. During the six months ended June 30, 2026 and 2025, we recognized revenue of $3.4 million and $3.5 million, respectively, under our collaboration agreement with Ono.

Research and development expenses. Research and development expenses were $49.1 million for the six months ended June 30, 2026, compared to $56.6 million for the six months ended June 30, 2025. The decrease in research and development expenses was attributable primarily to the following:

•
$4.5 million decrease in employee compensation and benefits expense, including a $3.7 million decrease in employee stock-based compensation expense;
•
$2.5 million decrease in third-party professional consultant and advisory fees;
•
$0.9 million decrease in equipment depreciation; and
•
$0.8 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates; partially offset by
•
$2.5 million increase in clinical trial related expense.

General and administrative expenses. General and administrative expenses were $18.4 million for the six months ended June 30, 2026, compared to $25.2 million for the six months ended June 30, 2025. The decrease in general and administrative expenses was attributable primarily to a $3.4 million decrease in employee stock-based compensation expense, a $0.8 million decrease in patent and legal expenses, a $0.6 million decrease in third-party professional consultant and advisory fees, and a $0.6 million decrease in local tax fees.

Other income (expense), net. Other income (expense), net was $2.8 million and $6.6 million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we recorded $0.7 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the six months ended June 30, 2026 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of June 30, 2026, we had an accumulated deficit of $1.6 billion and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our cash, cash equivalents and short-term investments as of June 30, 2026 of $153.8 million will be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Operating Activities

During the six months ended June 30, 2026, net cash used in operating activities was $54.3 million and primarily consisted of a net loss of $61.4 million adjusted for non-cash items including stock-based compensation of $7.4 million and depreciation and amortization of $5.7 million.

During the six months ended June 30, 2025, net cash used in operating activities was $58.4 million and primarily consisted of a net loss of $71.7 million adjusted for non-cash items including stock-based compensation of $14.5 million and depreciation and amortization of $6.6 million.

Investing Activities

During the six months ended June 30, 2026, investing activities provided net cash of $38.1 million compared to cash provided by investing activities of $62.3 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, we purchased $87.1 million of investments, which were offset by $125.6 million in maturities of investments. During the six months ended June 30, 2025, we purchased $99.4 million of investments, which were offset by $164.1 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2026, financing activities provided cash of $1.7 million, which primarily consisted of proceeds from the FT819 CIRM award and the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the six months ended June 30, 2025, financing activities provided cash of $1.3 million from proceeds of the FT836 CIRM award.

From our inception through June 30, 2026, we have funded our consolidated operations primarily through the public and private sale of common stock and pre-funded warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of June 30, 2026, we had aggregate cash and cash equivalents and short-term investments of $153.8 million.

Offerings Pursuant to Registration Statement on Form S-3 and Private Placement of Pre-Funded Warrants

In November 2023, the SEC declared effective our shelf registration statement on Form S-3 filed (File No. 333-275402). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement would be established at the time of such offering. We were initially eligible to issue an aggregate of $300.0 million in securities under the shelf registration statement. Additionally, we entered into a sales agreement with Jefferies Group LLC (Jefferies) with respect to an at-the-market offering program, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $300.0 million registered under the shelf registration statement) through Jefferies as the sales agent.

In March 2024, we entered into an underwriting agreement with BofA Securities, Inc., Jefferies, and Leerink Partners LLC with respect to an underwritten public offering, under which we sold 14,545,454 shares of our common stock at a purchase price of $5.50 per share pursuant to the shelf registration statement. As of June 30, 2026, no securities were sold pursuant to the sales agreement with Jefferies and we are eligible to issue an aggregate of approximately $220.0 million under the shelf registration statement (including the $100.0 million issuable pursuant to the sales agreement with Jefferies).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 20, 2023, a purported stockholder of our company filed a securities class action lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of our company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that we violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in our public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted our motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. We filed a motion to dismiss the second amended complaint on November 18, 2024, and briefing on the motion was completed on January 21, 2025. On September 22, 2025, the court granted our motion to dismiss the second amended complaint, with leave for plaintiff to file a third amended complaint. On October 17, 2025, the plaintiff filed a third amended complaint. We filed a motion to dismiss the third amended complaint on November 17, 2025. Plaintiff filed an opposition brief on December 18, 2025. On January 15, 2026, we filed our reply in support of our motion to dismiss. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of our company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of our company in the same district (the Horrobin Action). On December 2, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on our motion to dismiss the second amended complaint in the Securities Action. On September 22, 2025, the stay of the consolidated case automatically expired when the decision dismissing the second amended complaint in the Securities Action was issued. On October 24, 2025, the court extended the stay pending the court’s decision on our anticipated motion to dismiss the third amended complaint. The court’s ruling on the motion is pending. The Derivative Action names members of our board of directors and certain officers as defendants. We are also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. We intend to vigorously defend against the Derivative Action.

On December 17, 2025, a derivative complaint, captioned West v. Wolchko, et al., was filed by a purported stockholder of our company in the Court of Chancery of the State of Delaware (the West Action). The West Action names certain current and former members of our board of directors and certain current and former officers as defendants. We are also named as a nominal defendant. The plaintiff in the West Action asserts derivative claims for breach of fiduciary duty and insider trading arising out of substantially the same alleged facts and circumstances as the Securities Action. On January 16, 2026, the court entered an order staying the West Action until the earliest of the following events: (i) the public announcement of any settlement in the Securities Action; (ii) a ruling on the motion to dismiss the second amended complaint in the Securities Action; or (iii) the dismissal of the Securities Action with prejudice and exhaustion of all related appeals. We intend to vigorously defend against the West Action.

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

All of our product candidates are currently in research or clinical development. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. As certain of our product candidates advance through clinical development, the operational, regulatory, manufacturing, and clinical challenges we face may evolve. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety, purity and potency, or efficacy profiles necessary to support further preclinical study, clinical development or regulatory approval. In addition, we have historically focused on the development of cell therapies for cancer. We have limited experience in developing treatments for autoimmune diseases, and there are no cell therapies approved in the United States to treat autoimmune diseases.

We may experience delays in, or pause or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•
difficulties in optimizing the right dose and dosing schedule for our product candidates, which might result in a determination that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in preclinical studies or clinical trials to support initiating or continuing clinical investigation;
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
•
our prioritization of certain of our product candidates for advancement or the emergence of competing products or product candidates developed by others, including a decision to cease research and development of any existing product candidate due to its potential obsolescence by a competing product or product candidate or our determination that another of our existing or future product candidates has greater potential for clinical development, regulatory approval, or commercialization, including potentially greater therapeutic benefit, a more favorable safety or efficacy profile, a more consistent or more cost effective manufacturing process, or a more favorable commercial profile, including greater market acceptance or commercial potential, or more advantageous intellectual property position;
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

We have limited experience in the manufacture of cell-based therapies. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. We may face multiple challenges as we scale our manufacturing for large-scale clinical trials or commercial-scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. In addition, we are continuing to optimize our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task. In May 2026, we announced that the FDA selected FT819 for participation in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot (CDRP) Program for treatment of moderate to severe systemic lupus erythematosus (SLE). Participation in the CDRP Program is intended to accelerate product development by enabling enhanced, product-specific FDA engagement on chemistry, manufacturing and controls (CMC) related manners. The program provides increased communication with the FDA, including additional CMC-focused Type B meetings to help clarify development strategies, address key questions, and support manufacturing readiness. While the program is intended to accelerate product development, our participation may not result in any acceleration of our product development or manufacturing readiness.

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

All of our current product candidates are based on our novel iPSC platform, and some of our product candidates utilize novel genome editing technologies. To date, no iPSC-derived therapeutic product candidates have been approved in the United States or worldwide, and there have been only a limited number of regulatory approvals of genome edited therapeutics, and similarly a limited number of clinical trials involving the use of a therapeutic product candidate manufactured using a master iPSC line or genome edited cells. Additionally, in July 2026, we obtained FDA clearance to proceed with clinical research of FT839, a next-generation, off-the-shelf CAR T-cell product candidate uniquely engineered to co-target CD19 and CD38. Dual CD19 and CD38 CARs to eliminate aberrant and pathogenic immune cells such as B cells, plasma cells, macrophages and activated T cells, as well as hematologic cancer cells of lymphoma, leukemia, and myeloma origin. We may not be able to demonstrate that our candidates are tolerable or effective for their intended purposes. The development of such complex cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop iPSC-derived and genome edited cellular immunotherapies is ongoing; this is particularly true in relation to the development of cell therapies for the treatment of autoimmune diseases where there is limited clinical data available and where we have limited prior experience. We may determine to incorporate information learned from this research into the design of our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations, or they may exhibit undesirable side effects as more patient data become available. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. As with any new biologic or drug product developed using novel technologies, our product candidates have an unknown immunogenicity profile. As a result, our cellular immunotherapy product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

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

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the preclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the clinical or preclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state healthcare laws, including, without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may impact, among other things, our proposed sales, marketing and education programs. Additionally, we may be subject to state and foreign equivalents of such healthcare laws and regulations, some of which may be broader in scope and may apply regardless of the payor, as well as patient privacy regulation by both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge and may not comply under one or more of such laws, regulations, and guidance. Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our current and future business arrangements with third parties, and our business generally, will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations, including our arrangements with physicians and other healthcare providers are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs (such as Medicare and Medicaid), and imprisonment, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. For more information, please see “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report.

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

As of June 30, 2026, our cash, cash equivalents, and investments were $153.8 million. We intend to use our cash, cash equivalents, and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing preclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and achieve commercialization of, our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of June 30, 2026, we had an accumulated deficit of $1.6 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

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

Due to the novel nature of our cellular immunotherapy product candidates, we face significant uncertainty as to the pricing of any such products for which we may receive marketing approval. While we anticipate that pricing for any cellular immunotherapy product candidates that we develop will be relatively high due to their anticipated use in the prevention or treatment of life-threatening diseases where therapeutic options are limited, the biopharmaceutical industry has recently experienced significant pricing pressures. In particular, drug pricing and other healthcare costs continue to be subject to intense political and societal pressures, which we anticipate will continue and escalate on a global basis. These pressures may result in harm to our business and reputation, cause our stock price to decline or experience periods of volatility and adversely affect results of operations and our ability to raise funds. For additional information regarding pricing pressures and healthcare regulatory changes, see “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” in our Annual Report.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our product revenues.

Our ability to commercialize any of our product candidates successfully will depend in part on the availability of coverage and reimbursement for these products from third-party payors, including government health administration authorities, private health insurers, and other managed care organizations. The availability and extent of reimbursement by governmental and private payors is essential for most patients who generally rely on third-party payors to reimburse all or part of the costs of their care, including treatments such as cellular immunotherapy. Because our product candidates represent new approaches to the treatment of autoimmune diseases and cancer, there is significant uncertainty as to the insurance coverage and reimbursement status of any product candidates for which we may receive regulatory approval. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare, and private payors tend to follow CMS determinations to a substantial degree. If reimbursement or insurance coverage is not available for our product candidates, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be sufficient to allow us to establish or maintain pricing to generate income. Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. For additional information, please see “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs. Recent and proposed healthcare reform measures in the United States have focused in particular on prescription drug pricing, reimbursement, and manufacturer financial obligations under government healthcare programs. These measures include statutory changes, executive actions, and proposed regulations that may affect pricing, coverage, reimbursement methodologies, and market access for pharmaceutical and biological products. For a more complete discussion of healthcare reform and regulatory developments that may affect our business, see “Business – Government Regulation – Healthcare Reform and Other Regulatory Changes” in our Annual Report.

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

Recent executive actions and proposed regulatory initiatives in the United States have sought to further reduce prescription drug prices, including through the use of most-favored-nation pricing principles, potential changes to manufacturer distribution models, and expanded governmental oversight of pricing practices. For example, in May 2025, the U.S. presidential administration issued an executive order titled, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. Since the May 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers. See “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” in our Annual Report for more information. If the GLOBE and GUARD models are finalized as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products utilization by a broader portion of U.S. patients to align with prices in certain reference countries. MFN pricing models in the U.S. could also affect our ability to commercialize any approved products outside of the U.S., our pricing strategy for any approved products, and future decisions on reimbursement and commercialization in certain jurisdictions. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing.

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

In the current U.S. presidential administration, there is substantial uncertainty as to the extent and manner in which the U.S. government will continue to seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Leadership changes at the FDA in the current administration may compound this uncertainty. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

As of August 6, 2026, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 27.0% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 31.2%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

Pursuant to our 2022 Stock Option and Incentive Plan (as amended and restated, the 2022 Plan) we are authorized to grant stock options and other equity-based awards to our employees, officers, directors and consultants. The 2022 Plan currently authorizes the issuance of up to 31.5 million shares following stockholder approval of an increase in the number of shares authorized for issuance under the 2022 Plan in June 2026. We also make equity grants to new employees joining our company pursuant to our inducement plan, and our board of directors may elect to increase the number of shares available for future grants under the inducement plan without stockholder approval. If our board of directors elects in the future to increase the number of shares available for future grant and, in the case of the 2022 Plan, if our stockholders approve of any such future increase, our stockholders may experience additional dilution, and our stock price may fall.

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

There are ongoing and emerging geopolitical tensions, including wars and other armed conflicts, and although the conflicts have had little direct impact on our business to date, the uncertainty and ripple effects created by these conflicts may have unknown indirect impacts. For instance, the ongoing conflicts have resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. Global conflicts, including ongoing hostilities with Iran, Russia’s invasion of Ukraine, conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns. It is not possible to predict the broader or longer-term consequences of these conflicts, although a prolonged conflict may result in adverse effects on microeconomic conditions including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cybersecurity-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively impact our business, financial performance and financial condition. Tariffs and economic sanctions imposed by the United States, Canada, EU, and other countries in response to the ongoing conflicts and the potential response to such sanctions may also have an adverse impact our business, including our clinical trials and supply chain, the financial markets and the global economy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

a) None.

b) None.

c) Rule 10b5-1 Trading Plans

During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	June 10, 2024

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	8-K	001-36076	3.1	May 30, 2025

10.1#	Third Amended and Restated 2022 Stock Option and Incentive Plan and form agreements thereunder	8-K	001-36076	10.1	June 15, 2026

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15-d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

Fate Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Kamal Adawi Kamal Adawi, M.S., MBA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)