Form 10-Q
period 2026-09-30
FATE THERAPEUTICS INC
filed 2026-11-05
CIK 1434316

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, 121,568,755 shares of the registrant’s common stock, par value $0.001 per share, were issued and outstanding.

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

•
Our product candidates and programs represent novel therapeutic approaches and may fail to demonstrate the safety, potency, durability, and efficacy necessary to support further development or commercialization, or may cause undesirable side effects or have other properties that could delay or halt their development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences. If we fail to complete the nonclinical or clinical development of, or obtain regulatory approval for, our product candidates on a timely basis or at all, our business would be significantly harmed.
•
Development of our product candidates will require substantial additional funding, which, if available, may cause dilution to our stockholders, and without which we will be unable to complete nonclinical or clinical development of, or obtain regulatory approval for, our product candidates. Additionally, we may not be able to secure adequate funding on acceptable terms or on a timely basis.
•
The regulatory approval process for novel product candidates such as ours is particularly uncertain, and our product candidates could fail to receive regulatory approval from the U.S. Food and Drug Administration (FDA) or a comparable foreign regulatory authority for many reasons, including disagreement with regulatory authorities on the design or conduct of our clinical trials, on our interpretation of clinical data, or on the methodologies for, and assessment of, comparability of different versions of a product candidate used in non-pivotal studies, pivotal studies and for intended commercial use, and changes in approval policies or regulations, or changes in positions, guidance or feedback communicated by applicable regulatory authorities, that render our nonclinical or clinical data insufficient to support approval or otherwise negatively impact the potential approval of a product candidate.
•
Our proprietary induced pluripotent stem cell (iPSC) product platform enables the production of next-generation product candidates, and we have multiple iPSC-derived cell product candidates currently undergoing clinical and nonclinical development. We may deprioritize or discontinue the clinical development of one or more product candidates for various reasons, including our prioritization of other product candidates, data or results from our ongoing clinical trials, and the competitive therapeutic landscape for which our product candidates are being developed. In addition, one or more of our product candidates undergoing clinical development may have therapeutic potential in more than one disease area, and we may elect to prioritize clinical development in one disease area over another disease area.
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
•
Initial, interim and preliminary data from our nonclinical studies or clinical trials may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data. Furthermore, results from our ongoing or future clinical trials involving our product candidates may differ materially from initial, interim and preliminary data as well as previous study results.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Fate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,942	$46,628
Accounts receivable	479	916
Short-term investments	95,190	157,029
Prepaid expenses and other current assets	4,647	4,131
Total current assets	144,258	208,704
Long-term investments	—	1,472
Property and equipment, net	48,906	56,925
Operating lease right-of-use assets	40,011	41,609
Restricted cash	5,100	10,227
Total assets	$238,275	$318,937

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,925	$2,656
Accrued expenses	15,148	20,024
CIRM award liability, current portion	9,508	8,448
Deferred revenue	—	381
Operating lease liabilities, current portion	5,110	4,562
Total current liabilities	32,691	36,071
CIRM award liability, net of current portion	2,377	2,112
Operating lease liabilities, net of current portion	69,383	73,287
Stock price appreciation milestones	792	283
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares—5,000,000; Class A Convertible Preferred shares issued and outstanding— 2,755,086 at September 30, 2026 and December 31, 2025	3	3
Common stock, $0.001 par value; authorized shares—350,000,000; issued and outstanding— 121,533,910 at September 30, 2026 and 115,359,735 at December 31, 2025	122	115
Additional paid-in capital	1,759,430	1,741,259
Accumulated other comprehensive income (loss)	(155)	116
Accumulated deficit	(1,626,368)	(1,534,309)
Total stockholders’ equity	133,032	207,184
Total liabilities and stockholders’ equity	$238,275	$318,937

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Collaboration revenue	$—	$1,741	$3,381	$5,277
Operating expenses:
Research and development	24,215	25,838	73,305	82,404
General and administrative	8,032	10,638	26,457	35,856
Total operating expenses	32,247	36,476	99,762	118,260
Loss from operations	(32,247)	(34,735)	(96,381)	(112,983)
Other income (expense):
Interest income	1,409	2,575	4,831	8,832
Change in fair value of stock price appreciation milestones	151	(90)	(509)	117
Other income	—	—	—	93
Total other income	1,560	2,485	4,322	9,042
Net loss	$(30,687)	$(32,250)	$(92,059)	$(103,941)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net	(38)	91	(271)	(115)
Comprehensive loss	$(30,725)	$(32,159)	$(92,330)	$(104,056)
Net loss per common share, basic and diluted	$(0.25)	$(0.27)	$(0.76)	$(0.88)
Weighted-average common shares used to compute basic and diluted net loss per share	123,656,809	118,998,693	121,374,895	118,636,375

See accompanying notes.

Fate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
Operating activities
Net loss	$(92,059)	$(103,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,376	9,838
Stock-based compensation	10,145	19,396
Accretion and amortization of premiums and discounts on investments, net	(2,258)	(2,725)
Deferred revenue	(381)	(389)
Change in fair value of stock price appreciation milestones	509	(117)
Loss on disposal of property and equipment	—	(36)
Changes in operating assets and liabilities:
Accounts receivable	437	2,857
Prepaid expenses and other assets	(515)	4,165
Accounts payable and accrued expenses	(4,645)	(9,892)
Right-of-use assets and lease liabilities, net	(1,758)	(1,926)
Net cash used in operating activities	(82,149)	(82,770)
Investing activities
Proceeds from sale of property and equipment	—	125
Purchases of property and equipment	(319)	(4,761)
Purchases of investments	(104,738)	(157,412)
Maturities of investments	170,036	245,584
Net cash provided by investing activities	64,979	83,536
Financing activities
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	7,598	—
Issuance of common stock from equity incentive plans, net of issuance costs	435	—
Proceeds from FT819-102 CIRM award	1,324	—
Proceeds from FT836 CIRM award	—	3,800
Net cash provided by financing activities	9,357	3,800
Net change in cash, cash equivalents and restricted cash	(7,813)	4,566
Cash, cash equivalents and restricted cash at beginning of the period	56,855	46,283
Cash, cash equivalents and restricted cash at end of the period	$49,042	$50,849
Supplemental schedule of noncash investing and financing activities
Purchases of property and equipment in accounts payable	$37	$398

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

As of September 30, 2026, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated any revenues from any sales of its therapeutic product candidates. To date, the Company’s revenues have been derived from collaboration agreements and government grants.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same such amounts shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2026 and 2025 (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$43,942	$40,622
Restricted cash	5,100	10,227
Total cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statement of cash flows	$49,042	$50,849

The restricted cash balance includes cash-collateralized irrevocable standby letters of credit associated with the Company’s facilities leases. During the nine months ended September 30, 2026, the letter of credit requirement under one of the Company's facility leases was reduced by $5.0 million, and the corresponding cash collateral was released to cash and cash equivalents.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flows from operations since its inception and has relied on its ability to fund its operations primarily through public or private equity or debt financings, collaboration arrangements, and other sources. For the three and nine months ended September 30, 2026, the Company incurred a net loss of $30.7 million and $92.1 million, respectively, and negative cash flows from operations of $27.8 million and $82.1 million, respectively. The Company expects it will continue to incur net losses and will incur negative cash flows from operations for the foreseeable future. As of September 30, 2026, the Company had an accumulated deficit of $1.6 billion. The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2026 of $139.1 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the U.S. Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required can be condensed or omitted. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed by the Company with the SEC on February 26, 2026. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Basic and diluted net loss per share attributable to stockholders for the three and nine months ended September 30, 2026 and 2025 are calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(30,687)	$(32,250)	$(92,059)	$(103,941)
Denominator:
Shares used to compute net loss per share, basic and diluted
Weighted-average common shares outstanding	119,763,135	115,105,019	117,481,221	114,742,701
Weighted-average pre-funded warrants	3,893,674	3,893,674	3,893,674	3,893,674
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	123,656,809	118,998,693	121,374,895	118,636,375
Net loss per share, basic and diluted
Basic and diluted	$(0.25)	$(0.27)	$(0.76)	$(0.88)

The following outstanding shares of potentially dilutive securities are excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	As of September 30,
	2026	2025
Convertible preferred stock	13,775,430	13,775,430
Outstanding options to purchase common stock	16,123,870	12,597,399
Outstanding restricted stock units	6,611,125	6,647,093
Total	36,510,425	33,019,922

2. Collaboration and License Agreements

Ono Collaboration and Option Agreement

On September 14, 2018, the Company entered into a Collaboration and Option Agreement (the Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono) for the joint development and commercialization of two off-the-shelf, iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, the Company received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, the Company was entitled to receive funding for the conduct of research and nonclinical development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

In December 2020, the Company entered into a letter agreement with Ono (the Ono Letter Agreement) pursuant to which Ono delivered proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid the Company a milestone fee of $10.0 million for further research and nonclinical development of Candidate 2. In addition, Ono terminated all further research and nonclinical development with respect to Candidate 1, and the Company retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, the Company entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and nonclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). Similar to Candidate 2, the Company granted to Ono, during a specified period of time, a nonclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to the Company by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where the Company retains rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono pursuant to which the Company is eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right.

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

In 2022, 2023, 2024 and 2025, the Company entered into amendments with Ono to the Ono Agreement (the Ono Amendments). Under the Ono Amendments, aggregate estimated research and nonclinical development fees payable by Ono to the Company for Candidate 3 were increased to a total estimated $44.5 million over the course of the joint development plan.

As of June 30, 2026, the performance obligations related to the research and nonclinical development of Candidate 3 have been met. The Company has received all committed funding under the nonclinical joint development plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined clinical milestone under the joint development plan.

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

The Company determined that the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) were within the scope of ASC 808 and applicable to such guidance. The Company concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and nonclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. In accordance with this guidance, the Company identified its promised goods and services, including its grant of a research license to Ono to certain of its intellectual property subject to certain conditions, its conduct of research and nonclinical development services, and its participation in a joint steering committee. The Company determined that its grant of a research license to Ono to certain of its intellectual property was not distinct from its conduct of research and nonclinical development services and participation in a joint steering committee. Accordingly, the Company determined that the research license, the research and nonclinical development services, and the participation in a joint steering committee during the development option period, should be accounted for as one combined performance obligation, and that the combined performance obligation is transferred over the expected term of the conduct of the research and nonclinical development services, which was completed as of June 30, 2026. The Company also determined that, subject to the guidance of ASC 606, the license to develop and commercialize Candidate 2 upon exercise of the Candidate 2 Development Option was distinct and separable from the development and commercialization activities, which are accounted for under ASC 808. The termination of the Ono Agreement with respect to Candidate 1 did not impact this assessment.

In accordance with ASC 606, the Company determined that the amended transaction price for research and nonclinical development under the Ono Arrangement equaled $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million and the aggregate estimated research and nonclinical development fees of $44.5 million. Such fees were recognized as revenue as the research and nonclinical development services were delivered, all of which research and nonclinical development services have been completed as of June 30, 2026.

The Company recognized no collaboration revenue under the Ono Arrangement during the three months ended September 30, 2026, and recognized $3.4 million during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized collaboration revenue of $1.7 million and $5.3 million, respectively. During the three and nine months ended September 30, 2026 and 2025, all of such revenue was associated with research and nonclinical development services.

The Company recognized contra-research and development expense of $0.5 million and $2.4 million associated with the joint development of Candidate 2 under the Ono Arrangement for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized contra-research and development expense of $1.3 million and $4.5 million, respectively.

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

At each balance sheet date, the Company remeasures the fair value of the stock price appreciation milestones, with changes in fair value recognized as a component of other income (expense) in the unaudited condensed consolidated statements of operations and comprehensive loss. Amounts are included in current or non-current liabilities based on the estimated timeline associated with the individual potential payments. During the three and nine months ended September 30, 2026, the Company recorded $0.2 million of income and $0.5 million of expense, respectively, associated with the change in fair value of the stock price appreciation milestones. During the three and nine months ended September 30, 2025, the Company recorded $0.1 million of expense and $0.1 million of income, respectively, associated with the change in fair value of the stock price appreciation milestones. As of September 30, 2026 and December 31, 2025, the Company recorded a liability of $0.8 million and $0.3 million, respectively, associated with the stock price appreciation milestones for the Amended MSKCC License.

3. California Institute for Regenerative Medicine Awards

FT819-102 CIRM Award

In February 2024, the Company was awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the conduct of the Company’s Phase 1 study of FT819 in patients with systemic lupus erythematosus and, in April 2024, the Company executed an award agreement with CIRM (the FT819-102 CIRM Award). Pursuant to the terms of the FT819-102 CIRM Award, the Company is eligible to receive five disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and four disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Award Period). Under the FT819-102 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports throughout the Award Period.

Following the conclusion of the Award Period, the Company, in its sole discretion, has the option to treat the FT819-102 CIRM Award either as a loan or as a grant. If the Company does not elect to treat the FT819-102 CIRM Award as a loan within 10 years of the award date, the award will be considered a grant and the Company will be obligated to pay CIRM, on a quarterly basis, a low single-digit royalty on commercial sales of FT819-102 until such aggregate royalty payments equal nine times the total amount awarded to the Company under the FT819-102 CIRM Award.

Since the Company may, at its election, repay some or all of the FT819-102 CIRM Award, the Company accounts for the award as a liability until the time of election. As of September 30, 2026, the Company has received four disbursements under the FT819-102 CIRM Award in the aggregate amount of $7.9 million, which amount is recorded as a liability on the accompanying consolidated balance sheets. As of September 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $6.3 million classified as current and the remaining $1.6 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

FT836 CIRM Award

In January 2025, the Company was awarded $4.0 million from CIRM to support the conduct of nonclinical and Investigational New Drug (IND)-enabling activities for FT836, and in May 2025, the Company executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, the Company is eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which lasted from May 1, 2025 to October 31, 2025 (the FT836 Award Period). Under the FT836 CIRM Award, the Company has certain obligations of co-funding and is required to provide CIRM progress and financial update reports throughout the FT836 Award Period.

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

Since the Company may, at its election, repay some or all of the FT836 CIRM Award, the Company accounts for the award as a liability until the time of election. As of September 30, 2026, the Company has received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of September 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion expected to be payable within twelve months from the balance sheet date.

FT819-201 CIRM Award

In September 2026, the Company was awarded a $15.0 million grant from CIRM to support the clinical development of RECLAIM-LN, the Company's Phase 2 trial of FT819 off-the-shelf CAR T cell in patients with refractory moderate-to-severe Systemic Lupus Erythematosus (SLE) with Lupus Nephritis (LN). As of the date of this Quarterly Report, the award agreement has not been executed, and no funding has been recognized in connection with the award.

4. Investments

The Company invests portions of excess cash in United States treasuries, commercial paper, non-U.S. government securities, municipal securities, and corporate debt securities with maturities ranging from three to thirty-six months from the purchase date. These investments are accounted for as available-for-sale securities and are classified as short-term and long-term investments in the accompanying consolidated balance sheets based on each security’s contractual maturity date. There were no significant realized losses on available-for-sale securities during the three and nine months ended September 30, 2026. As of September 30, 2026, the unrealized losses are related to market interest rate changes and are not attributed to changes in credit. There are no securities which have been in an unrealized loss position for more than twelve months. As of September 30, 2026, the Company did not intend to sell the investments in an unrealized loss position and it was unlikely that the Company will be required to sell the investments before the recovery of their amortized cost basis.

The following table summarizes the Company’s investments accounted for as available-for-sale securities as of September 30, 2026 and December 31, 2025 (in thousands, except for maturity in years):

	Maturity (in years)	Amortized Cost	Unrealized Losses	Unrealized Gains	Estimated Fair Value
September 30, 2026
Classified as current assets:
Money market fund	1 or less	$19,353	$—	$—	$19,353
U.S. Treasury debt securities	1 or less	27,351	(31)	—	27,320
Non-US government securities	1 or less	3,893	(4)	—	3,889
Corporate debt securities	1 or less	30,962	(48)	—	30,914
Commercial paper	1 or less	55,534	(72)	—	55,462
Total		$137,093	$(155)	$—	$136,938

December 31, 2025
Classified as current assets:
Money market fund	1 or less	$31,693	$—	$—	$31,693
U.S. Treasury debt securities	1 or less	33,740	—	39	33,779
Non-US government securities	1 or less	3,245	—	2	3,247
Corporate debt securities	1 or less	86,167	(15)	86	86,238
Commercial paper	1 or less	41,941	(10)	10	41,941
Total		$196,786	$(25)	$137	$196,898
Classified as non-current assets:
Corporate debt securities	Greater than 1	$1,468	$—	$4	$1,472
Total long-term investments		$1,468	$—	$4	$1,472

As of September 30, 2026 and December 31, 2025, the Company had $41.7 million and $39.9 million, respectively, of money market funds classified as cash and cash equivalents on the balance sheets.

As of September 30, 2026 and December 31, 2025, the Company had $0.4 million and $0.7 million, respectively, of accrued interest on investments recorded in prepaid expenses and other assets on the unaudited condensed consolidated balance sheets.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2026
Financial assets:
Money market funds	$19,353	$19,353	$—	$—
U.S. Treasury debt securities	27,320	27,320	—	—
Non-US government securities	3,889	—	3,889	—
Corporate debt securities	30,914	—	30,914	—
Commercial paper	55,462	—	55,462	—
Total financial assets measured at fair value on a recurring basis	$136,938	$46,673	$90,265	$—

Financial liabilities:
Stock price appreciation milestones	$792	$—	$—	$792
Total financial liabilities measured at fair value on a recurring basis	$792	$—	$—	$792

As of December 31, 2025
Financial assets:
Money market funds	$31,693	$31,693	$—	$—
U.S. Treasury debt securities	33,779	33,779	—	—
Non-U.S. government securities	3,247	—	3,247	—
Corporate debt securities	87,710	—	87,710	—
Commercial paper	41,941	—	41,941	—
Total assets measured at fair value on a recurring basis	$198,370	$65,472	$132,898	$—

Financial liabilities:
Stock price appreciation milestones	$283	$—	$—	$283
Total financial liabilities measured at fair value on a recurring basis	$283	$—	$—	$283

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

There were no Level 3 assets held by the Company as of September 30, 2026.

Level 3 liabilities consisted of stock price appreciation milestones associated with the Amended MSKCC License as described in detail in Note 2.

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the nine months ended September 30, 2026 (in thousands):

Balance at December 31, 2025	$283
Changes in fair value of stock price appreciation milestones liability	80
Balance at March 31, 2026	$363
Changes in fair value of stock price appreciation milestones liability	580
Balance at June 30, 2026	$943
Changes in fair value of stock price appreciation milestones liability	(151)
Balance at September 30, 2026	$792

The following table presents the changes in fair value of the Company’s Level 3 stock price appreciation milestones liability for the three and nine months ended September 30, 2025 (in thousands):

Balance at December 31, 2024	$527
Changes in fair value of stock price appreciation milestones liability	(280)
Balance at March 31, 2025	$247
Changes in fair value of stock price appreciation milestones liability	73
Balance at June 30, 2025	$320
Changes in fair value of stock price appreciation milestones liability	90
Balance at September 30, 2025	$410

6. Accrued Expenses

Accrued Expenses

Current accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$7,527	$9,083
Accrued clinical trial related costs	2,913	6,529
Accrued other	4,708	4,412
Total current accrued expenses	$15,148	$20,024

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

As of September 30, 2026, future undiscounted minimum contractual payments under the Company’s operating leases were $111.0 million, which will be paid over a remaining weighted-average lease term of 9.5 years. The weighted-average discount rate for the operating lease liabilities was 8.5%, which was the Company’s incremental borrowing rate at lease commencement, as the discount rates implicit in the leases could not be readily determined.

Future undiscounted minimum lease payments under the Company’s operating leases as of September 30, 2026 are as follows (in thousands):

Operating Lease Payments
Remaining 2026	$2,792
2027	11,382
2028	10,293
2029	10,602
2030	10,920
2031	11,248
Thereafter	53,808
Total undiscounted lease payments	$111,045
Less: imputed interest	(36,552)
Total lease liability	$74,493

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

As of September 30, 2026, there were 3,893,674 Pre-Funded Warrants outstanding.

Sale and Issuance of Common Stock under At-The-Market Offering

In November 2023, the Company entered into a sales agreement with Jefferies LLC ("Jefferies"), pursuant to which the Company may, at its discretion, offer and sell shares of its common stock through an at-the-market offering program (the ATM). Under the sales agreement, Jefferies acts as the Company's sales agent for the issuance and sale of shares of common stock having an aggregate offering price of up to $100.0 million.

During the three months ended September 30, 2026, the Company sold 2,801,602 shares of common stock under the ATM program for gross proceeds of $8.0 million and net proceeds of $7.6 million, after deducting commissions and issuance costs.

On or about the date hereof, the Company intends to enter into a sales agreement with Leerink Partners LLC providing for the offer and sale, from time to time, of up to $100.0 million in shares of its common stock in an at-the-market offering (the “Leerink ATM Shares”) and concurrently terminated its November 2023 sales agreement with Jefferies. The Company intends to file a prospectus supplement under its existing shelf registration statement on Form S-3 (File No. 333-275402) (the “2023 Shelf S-3”) covering the offer and sale of the Leerink ATM Shares pursuant to the 2023 Shelf S-3, which reaches the third anniversary of its effectiveness on November 27, 2026. Prior to such date, the Company intends to file a new shelf registration statement on Form S-3 (the “New Registration Statement”), which will include a prospectus covering the offer and sale of the Leerink ATM Shares. The Company will not be able to sell any securities, including the Leerink ATM Shares, pursuant to the New Registration Statement until it is declared effective by the SEC. Pending effectiveness of the New Registration Statement, the Company may continue to offer and sell securities under the 2023 Shelf S-3 in accordance with Rule 415(a)(5) under the Securities Act.

Stock Options and Restricted Stock Unit Awards

The following table summarizes stock option activity and related information under all equity plans for the period ended September 30, 2026:

	Number of Options	Weighted- Average Price
Balance at December 31, 2025	12,400,620	$8.36
Granted	4,730,659	1.23
Exercised	(318,033)	1.38
Forfeited	(689,376)	7.21
Balance at September 30, 2026	16,123,870	$6.45

Restricted stock unit activity under all equity and stock option plans is summarized as follows:

	Number of Restricted Stock Units	Weighted- Average Grant Date Fair Value per Share
Balance at December 31, 2025	6,635,820	$9.78
Granted	3,817,602	1.11
Vested	(3,054,540)	5.93
Forfeited	(787,757)	9.45
Balance at September 30, 2026	6,611,125	$6.59

The allocation of stock-based compensation for all stock awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,349	$2,448	$5,375	$10,146
General and administrative	1,349	2,413	4,770	9,250
Total	$2,698	$4,861	$10,145	$19,396

As of September 30, 2026, the unrecognized compensation cost related to outstanding options was $5.6 million and is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

As of September 30, 2026, the unrecognized compensation cost related to restricted stock units was $7.0 million which is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee and nonemployee stock option grants were as follows:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.9%	4.4%
Expected volatility	94.0%	90.4%
Expected term (in years)	6.0	6.2
Expected dividend yield	0.0%	0.0%

Reconciliation of Consolidated Stockholders’ Equity Accounts

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2026 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2025	2,755,086	$3	115,359,735	$115	$1,741,259	$116	$(1,534,309)	$207,184
Issuance of common stock upon vesting of restricted stock units	—	—	912,778	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,929	—	—	3,929
Unrealized loss on investments	—	—	—	—	—	(193)	—	(193)
Net loss	—	—	—	—	—	—	(31,213)	(31,213)
Balance at March 31, 2026	2,755,086	$3	116,272,513	$116	$1,745,187	$(77)	$(1,565,522)	$179,707
Exercise of stock options, net of issuance costs	—	—	293,409	1	411	—	—	412
Issuance of common stock upon vesting of restricted stock units	—	—	128,184	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,518	—	—	3,518
Unrealized loss on investments	—	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	—	(30,159)	(30,159)
Balance at June 30, 2026	2,755,086	$3	116,694,106	$117	$1,749,116	$(117)	$(1,595,681)	$153,438
Issuance of common stock from ATM offering, net of commissions and issuance costs	—	—	2,801,602	3	7,595	—	—	7,598
Issuance of common stock upon vesting of restricted stock units	—	—	2,013,578	2	(2)	—	—	—
Exercise of stock options, net of issuance costs	—	—	24,624	—	23	—	—	23
Stock-based compensation	—	—	—	—	2,698	—	—	2,698
Unrealized loss on investments	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(30,687)	(30,687)
Balance at September 30, 2026	2,755,086	$3	121,533,910	$122	$1,759,430	$(155)	$(1,626,368)	$133,032

The following table summarizes the Company’s changes in stockholders’ equity accounts for the three and nine months ended September 30, 2025 (in thousands, except share data):

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2024	2,755,086	$3	113,928,279	$114	$1,716,335	$268	$(1,397,994)	$318,726
Issuance of common stock upon vesting of restricted stock units	—	—	675,631	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	7,381	—	—	7,381
Unrealized loss on investments	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(37,621)	(37,621)
Balance at March 31, 2025	2,755,086	$3	114,603,910	$115	$1,723,715	$191	$(1,435,615)	$288,409
Exercise of stock options, net of issuance costs	—	—	832	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	50,325	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,154	—	—	7,154
Unrealized loss on investments	—	—	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	—	—	(34,070)	(34,070)
Balance at June 30, 2025	2,755,086	$3	114,655,067	$115	$1,730,869	$62	$(1,469,685)	$261,364
Issuance of common stock upon vesting of restricted stock units	—	—	681,630	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,861	—	—	4,861
Unrealized gain on investments	—	—	—	—	—	91	—	91
Net loss	—	—	—	—	—	—	(32,250)	(32,250)
Balance at September 30, 2025	2,755,086	$3	115,336,697	$115	$1,735,730	$153	$(1,501,935)	$234,066

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

The table below is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$1,741	$3,381	$5,277
Less:
Personnel costs	9,652	10,997	31,497	33,383
Clinical programs	7,504	6,065	21,102	18,126
Research activities	992	1,100	3,784	5,406
Facilities costs	4,580	6,113	13,222	18,078
Other segment expenses (1)	9,519	12,201	30,157	43,267
Total operating expenses	32,247	36,476	99,762	118,260
Loss from operations	(32,247)	(34,735)	(96,381)	(112,983)
Other income (expense):
Interest income	1,409	2,575	4,831	8,832
Change in fair value of stock price appreciation milestones	151	(90)	(509)	117
Other income	—	—	—	93
Total other income	1,560	2,485	4,322	9,042
Net loss	$(30,687)	$(32,250)	$(92,059)	$(103,941)

(1) Other segment expenses include stock compensation expense, depreciation, legal fees, general and administrative expenses, and corporate expenses.

10. Commitments and Contingencies

Litigation

On January 20, 2023, a purported stockholder of the company filed a securities class action lawsuit against the company and certain officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of the company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that the company violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in the public disclosures dating back to August 2020 relating to the collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, the Company filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted the motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. The Company filed a motion to dismiss the second amended complaint on November 18, 2024. On September 22, 2025, the court granted the motion to dismiss the second amended complaint, with leave for plaintiff to file a third amended complaint. On October 17, 2025, the plaintiff filed a third amended complaint. The Company filed a motion to dismiss the third amended complaint on November 17, 2025. Plaintiff filed an opposition brief on December 18, 2025. On September 24, 2026, the court denied the motion to dismiss and permitted claims concerning four alleged misstatements made in 2022 to proceed. The Company filed an answer to the third amended complaint on October 8, 2026. The parties are currently in the early stages of discovery.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of the Company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of the Company in the same district (the Horrobin Action). On December 2, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on the motion to dismiss the second amended complaint in the Securities Action. On September 22, 2025, the stay of the consolidated case automatically expired when the decision dismissing the second amended complaint in the Securities Action was issued. On October 24, 2025, the court extended the stay pending the court’s decision on the Company’s anticipated motion to dismiss the third amended complaint. On September 24, 2026, the renewed stay of the Derivative Action automatically expired when the decision denying the motion to dismiss the third amended complaint in the Securities Action was issued. On October 27, 2026, at the request of the parties, the court entered a further order staying that Derivative Action until the earliest of: (i) the public announcement of any settlement in the Securities Action or (ii) final resolution of the Securities Action and exhaustion of all related appeals. The Derivative Action names members of the board of directors and certain officers as defendants. We are also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading.

On December 17, 2025, a derivative complaint, captioned West v. Wolchko, et al., was filed by a purported stockholder of the Company in the Court of Chancery of the State of Delaware (the West Action). The West Action names certain current and former members of the board of directors and certain current and former officers as defendants. We are also named as a nominal defendant. The plaintiff in the West Action asserts derivative claims for breach of fiduciary duty and insider trading arising out of substantially the same alleged facts and circumstances as the Securities Action. On January 16, 2026, the court entered an order staying the West Action. On September 24, 2026, the stay of the West Action automatically expired when the decision denying the motion to dismiss the third amended complaint in the Securities Action was issued. On October 28, 2026, at the request of the parties, the court entered a further order staying the West Action until the earliest of: (i) the public announcement of any settlement in the Securities Action; (ii) final resolution of the Securities Action and exhaustion of all related appeals; or (iii) any of the parties giving ten (10) days’ written notice that they no longer consent to the stay.

Given the uncertainty of litigation and the preliminary stage of the cases, an estimate cannot be made for the outcome of the foregoing actions or estimate the reasonable possible loss or range of loss that may result from the above.

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

We have also entered into collaborations with pharmaceutical companies to research, develop and commercialize off-the-shelf, multiplexed-engineered, iPSC-derived CAR T-cell and CAR NK cell product candidates for the treatment of cancer. In September 2018, we entered into a collaboration and option agreement (Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono), under which we have researched and developed, and continue to jointly develop with Ono, iPSC-derived CAR T-cell product candidates for the treatment of solid tumors.

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

We have never been profitable and have incurred net losses in each year since inception. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur operating losses for at least the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses will remain significant in connection with our ongoing and planned activities as we:

•
conduct our ongoing and planned nonclinical studies and clinical trials of our product candidates, which may include higher clinical trial expenses associated with arrangements we may enter into with clinical research organizations (CROs) for the execution and management of certain clinical trials, including trials outside of the United States;

•
conduct Good Manufacturing Practice (GMP) production, including through the use of contract manufacturing organizations (CMOs) for the conduct of some or all of the activities required for manufacturing our iPSC-derived cell product candidates, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and Investigational New Drug (IND) application-enabling nonclinical development;
•
procure laboratory equipment, materials and supplies for the manufacture of our product candidates to support our clinical trials and the conduct of our research activities;
•
continue our research, development and manufacturing activities;
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

Agreement with Ono Pharmaceutical Co., Ltd.

On September 14, 2018, we entered into the Ono Agreement for the joint development and commercialization of two iPSC-derived CAR T-cell product candidates (Candidate 1 and Candidate 2). Pursuant to the terms of the Ono Agreement, we received an upfront, non-refundable and non-creditable payment of $10.0 million. Additionally, we were entitled to receive fees for the conduct of research and nonclinical development under a joint development plan, which fees were estimated to be $20.0 million in aggregate.

In December 2020, we entered into a letter agreement with Ono (the Ono Letter Agreement) pursuant to which Ono delivered proprietary antigen binding domains targeting an antigen expressed on certain solid tumors for incorporation into Candidate 2 and paid us a milestone fee of $10.0 million for further research and nonclinical development of Candidate 2. In addition, Ono terminated all further research and nonclinical development with respect to Candidate 1, and we retained all rights to research, develop and commercialize Candidate 1 throughout the world without any obligation to Ono.

In June 2022, we entered into an amendment with Ono to the Ono Agreement (the 2022 Ono Amendment). Pursuant to the 2022 Ono Amendment, the companies agreed to designate an additional antigen expressed on certain solid tumors for research and nonclinical development, and Ono agreed to contribute proprietary antigen binding domains targeting such additional solid tumor antigen (Candidate 3). Similar to Candidate 2, we granted to Ono, during a specified period of time, a nonclinical option (Candidate 3 Development Option) to obtain an exclusive license under certain intellectual property rights, subject to payment of an option exercise fee to us by Ono, to further develop and commercialize Candidate 3 in all territories of the world, where we retain rights to co-develop and co-commercialize Candidate 3 in the United States and Europe under a joint arrangement with Ono pursuant to which we are eligible to share at least 50% of the profits and losses. The Candidate 3 Development Option represents an option with no material right.

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

In 2022, 2023, 2024, and 2025, we entered into amendments with Ono to the Ono Agreement (the Ono Amendments). Under the Ono Amendments, aggregate estimated research and nonclinical development fees payable by Ono to us for Candidate 3 were increased to a total estimated $44.5 million over the course of the joint development plan.

As of June 30, 2026, the performance obligations related to the research and nonclinical development on Candidate 3 have been met. We have received all committed funding under the nonclinical joint development plan from Ono through June 2026. The Candidate 3 Development Option expires upon the achievement of the pre-defined clinical milestone under the joint development plan.

We account for the Ono Agreement, Ono Letter Agreement, and Ono Amendments (collectively, the Ono Arrangement) under ASC 808. We concluded that certain units of account, specifically the grant of a research license to certain intellectual property and the performance of research and nonclinical development, within the Ono Arrangement represented a customer relationship and applied relevant guidance from ASC 606 to evaluate the appropriate accounting for those units of account. The initial transaction price under the Ono Arrangement was determined to be $54.5 million, consisting of the upfront, non-refundable and non-creditable payment of $10.0 million, the aggregate estimated research and nonclinical development fees of $44.5 million. We identified our promised goods and services under the Ono Arrangement to include our grant to Ono of a research license to certain of our intellectual property subject to certain conditions, our conduct of research and nonclinical development services, and our participation in a joint steering committee. We determined that the promised goods and services should be accounted for as one combined performance obligation. We recognized revenue for the combined performance obligation over time as the research and nonclinical development services were performed, and such performance obligation was completed as of June 30, 2026.

Under the Ono Agreement, we recognized no collaboration revenue and $3.4 million of collaboration revenue during the three and nine months ended September 30, 2026, respectively, and recorded $0.5 million and $2.4 million of contra-research and development expense, respectively. During the three and nine months ended September 30, 2025, we recognized $1.7 million and $5.3 million of collaboration revenue, respectively, and recorded $1.3 million and $4.5 million of contra-research and development expense, respectively.

Research and Development Expenses

Research and development expenses consist of costs associated with the research, nonclinical development, process and scale-up development, manufacture and clinical development of our product candidates, the research and development of our cell programming technology including our iPSC product platform, and the performance of research and development activities under our collaboration agreements. These costs are expensed as incurred and include:

•
salaries and employee-related costs, including stock-based compensation;
•
costs incurred under clinical trial agreements with investigative sites;
•
costs to acquire, develop and manufacture nonclinical study and clinical trial materials, including our product candidates;
•
costs associated with conducting, executing and managing our nonclinical, process and scale-up development, manufacturing, clinical and regulatory activities, including fees paid to third-party professional consultants, service providers and suppliers, including CROs;
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

We plan to continue to significantly invest in our current level of research and development activities for the foreseeable future as we continue the clinical and nonclinical development and manufacture of our product candidates, research and develop our iPSC product platform, and perform our obligations under collaboration agreements including under our agreements with Ono and the University of Minnesota. Our current planned research and development activities over the next twelve months consist primarily of the following:

•
conducting clinical trials of our product candidates, including through the engagement of CROs to manage various aspects of our clinical trials;
•
conducting GMP production, process and scale-up development and technology transfer activities for the manufacture of our product candidates, including those undergoing clinical investigation and IND-enabling nonclinical development;
•
procuring laboratory equipment, materials and supplies for the manufacture of our product candidates and the conduct of our research activities;
•
conducting nonclinical and clinical research to investigate the therapeutic activity of our product candidates; and
•
conducting research, development and manufacturing activities, including under our sponsored research and collaboration agreement with Ono.

Due to the inherently unpredictable nature of nonclinical and clinical development and manufacture, and given our novel therapeutic approach and the current stage of development of our product candidates, we cannot determine and are unable to estimate with certainty the timelines we will require and the costs we will incur for the development and manufacture of our product candidates. Clinical and nonclinical development and manufacturing timelines and costs, and the potential of development and manufacturing success, can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development and manufacturing plans and capital requirements. We cannot predict the effects of the impact of global economic and market conditions, including wars and other armed conflicts, or any continued and prolonged public health emergency, on our business and operations, and our expenditures may be increased by delays or disruptions due to these or other factors, including as a result of actions we take in the near term to ensure business continuity and protect against possible supply chain shortages.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for our employees in executive, operational, finance and human resource functions; professional fees for accounting, legal and tax services; costs for obtaining, prosecuting, maintaining, and enforcing our intellectual property; and other costs and fees, including director and officer insurance premiums, to support our operations as a public company. We anticipate that our general and administrative expenses will remain significant in the future as we maintain our focus on innovation, supporting our research and development activities, maintaining compliance with exchange listing and SEC requirements, protecting and enforcing our intellectual property, and continuing to operate as a public company.

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

California Institute for Regenerative Medicine Awards

FT819-102 CIRM Award

In February 2024, we were awarded $7.9 million from the California Institute for Regenerative Medicine (CIRM) to support the conduct of our Phase 1 study of FT819 in patients with systemic lupus erythematosus and, in April 2024, we executed an award agreement with CIRM (the FT819-102 CIRM Award). Pursuant to the terms of the FT819-102 CIRM Award, we are eligible to receive five disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and four disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which is estimated to be from April 1, 2024 to March 31, 2028 (the Award Period). Under the FT819-102 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM progress and financial update reports throughout the Award Period.

Following the conclusion of the Award Period, we, in our sole discretion, have the option to treat the FT819-102 CIRM Award either as a loan or as a grant. If we do not elect to treat the FT819-102 CIRM Award as a loan within 10 years of the award date, the award will be considered a grant and we will be obligated to pay CIRM, on a quarterly basis, a low single-digit royalty on commercial sales of FT819 until such aggregate royalty payments equal nine times the total amount awarded to us under the FT819-102 CIRM Award.

Since we may, at our election, repay some or all of the FT819-102 CIRM Award, we account for the award as a liability until the time of election. As of September 30, 2026, we have received four disbursements under the award in the aggregate amount of $7.9 million, which is recorded as a liability on the accompanying consolidated balance sheets. As of September 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $6.3 million classified as current and the remaining $1.6 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

FT836 CIRM Award

In January 2025, we were awarded $4.0 million from CIRM to support the conduct of nonclinical and IND-enabling activities for FT836, and in May 2025, we executed an award agreement with CIRM (the FT836 CIRM Award). Pursuant to the terms of the FT836 CIRM Award, we are eligible to receive four disbursements in varying amounts from CIRM, with one disbursement receivable upon the execution of the award and three disbursements receivable based upon the completion of certain development milestones throughout the period of the award, which lasted from May 1, 2025 to October 31, 2025 (the FT836 Award Period). Under the FT836 CIRM Award, we have certain obligations of co-funding and are required to provide CIRM progress and financial update reports throughout the FT836 Award Period.

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

Since we may, at our election, repay some or all of the FT836 CIRM Award, we account for the award as a liability until the time of election. As of September 30, 2026, we have received four disbursements under the FT836 CIRM Award in the aggregate amount of $4.0 million. As of September 30, 2026, the total amount received is recorded as a CIRM liability in the consolidated balance sheets, with $3.2 million classified as current and the remaining $0.8 million as non-current, based on the portion we expect to be payable within twelve months from the balance sheet date.

FT819-201 CIRM Award

In September 2026, we were awarded a $15.0 million grant from CIRM to support the clinical development of RECLAIM-LN, our Phase 2 trial of FT819 off-the-shelf CAR T cell in patients with refractory moderate-to-severe Systemic Lupus Erythematosus (SLE) with Lupus Nephritis (LN). As of the date of this Quarterly Report, the award agreement has not been executed, and no funding has been recognized in connection with the award.

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

The estimates and judgments involved in our accounting policies, as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, continue to be our critical accounting policies and there have been no other material changes to our critical accounting policies during the nine months ended September 30, 2026.

See Note 1 to the unaudited condensed consolidated financial statements for a summary of critical accounting policies and information related to recent accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Increase/
	2026	2025	(Decrease)
Collaboration revenue	$—	$1,741	$(1,741)
Research and development expense	24,215	25,838	(1,623)
General and administrative expense	8,032	10,638	(2,606)
Total other income	1,560	2,485	(925)

Collaboration Revenue. During the three months ended September 30, 2026, we did not recognize collaboration revenue, and during the three months ended September 30, 2025, we recognized $1.7 million of collaboration revenue under our collaboration agreement with Ono. The decrease was attributable to the completion of all performance obligations under the Ono Agreement as of June 30, 2026, after which no additional collaboration revenue was recognized.

Research and development expenses. Research and development expenses were $24.2 million for the three months ended September 30, 2026, compared to $25.8 million for the three months ended September 30, 2025. The decrease in research and development expenses was attributable primarily to the following:

•
$2.3 million decrease in employee compensation and benefits expense, including a $1.1 million decrease in employee stock-based compensation expense;
•
$1.5 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates; partially offset by
•
$2.4 million increase in clinical trial related expense.

General and administrative expenses. General and administrative expenses were $8.0 million for the three months ended September 30, 2026, compared to $10.6 million for the three months ended September 30, 2025. The decrease in general and administrative expenses was attributable primarily to a $1.2 million decrease in employee compensation and benefits expense, including a $1.1 million decrease in employee stock-based compensation expense, a $0.5 million decrease in third-party professional consultant and advisory fees, and a $0.3 million decrease in patent and legal expenses.

Other income (expense), net. Other income (expense), net was $1.6 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, we recorded $0.2 million in other income attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the three months ended September 30, 2026 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

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

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Increase/
	2026	2025	(Decrease)
Collaboration revenue	$3,381	$5,277	$(1,896)
Research and development expense	73,305	82,404	(9,099)
General and administrative expense	26,457	35,856	(9,399)
Total other income	4,322	9,042	(4,720)

Collaboration Revenue. During the nine months ended September 30, 2026 and 2025, we recognized revenue of $3.4 million and $5.3 million, respectively, under our collaboration agreement with Ono. The decrease was attributable to the completion of all performance obligations under the Ono Agreement as of June 30, 2026, after which no additional collaboration revenue was recognized.

Research and development expenses. Research and development expenses were $73.3 million for the nine months ended September 30, 2026, compared to $82.4 million for the nine months ended September 30, 2025. The decrease in research and development expenses was attributable primarily to the following:

•
$6.8 million decrease in employee compensation and benefits expense, including a $4.7 million decrease in employee stock-based compensation expense;
•
$3.1 million decrease in third-party professional consultant and advisory fees;
•
$2.3 million decrease in laboratory materials and supplies expenses relating to the manufacture of our product candidates; and
•
$1.4 million decrease in equipment depreciation; partially offset by
•
$4.9 million increase in clinical trial related expense.

General and administrative expenses. General and administrative expenses were $26.5 million for the nine months ended September 30, 2026, compared to $35.9 million for the nine months ended September 30, 2025. The decrease in general and administrative expenses was attributable primarily to a $4.5 million decrease in employee stock-based compensation expense, a $1.1 million decrease in third-party professional consultant and advisory fees, a $1.0 million decrease in patent and legal expenses, a $0.6 million decrease in local tax fees, and a $0.5 million decrease in insurance expense.

Other income (expense), net. Other income (expense), net was $4.3 million and $9.0 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we recorded $0.5 million in other expense attributable to the change in fair value of the stock price appreciation milestones under the Amended MSKCC License. Other income (expense), net for the nine months ended September 30, 2026 also consisted of interest income earned on cash and cash equivalents and interest income from investments (including the amortization of discounts and premiums).

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

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since inception. As of September 30, 2026, we had an accumulated deficit of $1.6 billion and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our cash, cash equivalents and short-term investments as of September 30, 2026 of $139.1 million will be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

Operating Activities

During the nine months ended September 30, 2026, net cash used in operating activities was $82.1 million and primarily consisted of a net loss of $92.1 million adjusted for non-cash items including stock-based compensation of $10.1 million and depreciation and amortization of $8.4 million.

During the nine months ended September 30, 2025, net cash used in operating activities was $82.8 million and primarily consisted of a net loss of $103.9 million adjusted for non-cash items including stock-based compensation of $19.4 million and depreciation and amortization of $9.8 million.

Investing Activities

During the nine months ended September 30, 2026, investing activities provided net cash of $65.0 million compared to cash provided by investing activities of $83.5 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we purchased $104.7 million of investments, which were offset by $170.0 million in maturities of investments. During the nine months ended September 30, 2025, we purchased $157.4 million of investments, which were offset by $245.6 million in maturities of investments. The remaining investing activities for the periods presented were primarily attributable to the purchase of property and equipment.

Financing Activities

For the nine months ended September 30, 2026, financing activities provided cash of $9.4 million, which primarily consisted of proceeds from the sale and issuance of common stock under the ATM offering and the issuance of common stock from equity incentive plans pursuant to the exercise of employee stock options.

For the nine months ended September 30, 2025, financing activities provided cash of $3.8 million from proceeds of the FT836 CIRM award.

From our inception through September 30, 2026, we have funded our consolidated operations primarily through the public and private sale of common stock and pre-funded warrants, the private placement of preferred stock and convertible notes, commercial bank debt and revenues from collaboration activities and grants. As of September 30, 2026, we had aggregate cash and cash equivalents and short-term investments of $139.1 million.

Offerings Pursuant to Registration Statement on Form S-3 and Private Placement of Pre-Funded Warrants

In November 2023, the SEC declared effective our shelf registration statement on Form S-3 (File No. 333-275402). The shelf registration statement allows us to issue certain securities, including shares of our common stock, from time to time. The specific terms of any offering under the shelf registration statement would be established at the time of such offering. We were initially eligible to issue an aggregate of $300.0 million in securities under the shelf registration statement. Additionally, we entered into a sales agreement with Jefferies LLC (Jefferies) with respect to an at-the-market offering program (the ATM offering), under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million (which is included in the $300.0 million registered under the shelf registration statement) through Jefferies as the sales agent. As of September 30, 2026, we have sold an aggregate of 2,801,602 shares of common stock in accordance with the ATM offering program, resulting in gross proceeds of $8.0 million.

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

On or about the date hereof, we intend to enter into a sales agreement with Leerink Partners LLC (Leerink) providing for the offer and sale, from time to time, of up to $100.0 million in shares of our common stock in an at-the-market offering (the Leerink ATM Shares) and concurrently terminated the sales agreement with Jefferies. We intend to file a prospectus supplement under the shelf registration statement covering the offer and sale of the Leerink ATM Shares. The shelf registration statement reaches the third anniversary of its effectiveness on November 27, 2026, and prior to such date we intend to file a new shelf registration statement on Form S-3 (the New Registration Statement), which will include a prospectus covering the offer and sale of the Leerink ATM Shares. We will not be able to sell any securities, including the Leerink ATM Shares, pursuant to the New Registration Statement until it is declared effective by the SEC. Pending effectiveness of the New Registration Statement, we may continue to offer and sell securities under the shelf registration statement in accordance with Rule 415(a)(5) under the Securities Act.

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

We are also subject to all the risks and uncertainties incident in the research, manufacture and development of therapeutic products, and cell therapy product candidates in particular. For example, the FDA or other regulatory authorities may require us to generate additional data or conduct additional nonclinical studies, manufacturing activities, or clinical trials, or may impose other requirements beyond those that we currently anticipate. Additionally, it is possible for a product candidate to show promising results in nonclinical studies or in clinical trials, but fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals. As a result of these and other risks and uncertainties and the probability of success, the duration and the cost of our research, manufacturing and development activities required to advance a product candidate cannot be accurately estimated and are subject to considerable variation. We may encounter difficulties, complications, delays and other unknown factors and unforeseen expenses in the course of our research, manufacturing and development activities, any of which may significantly increase our capital requirements and could adversely affect our liquidity.

We will require additional capital for the research, manufacture and development of our product candidates and to perform our obligations under our collaboration agreements, and we may need to seek additional funds sooner than expected due to any changes in our business, operations, financial condition or prospects, including any impacts of inflation rates and global economic conditions, and wars or other armed conflicts. For example, although we were awarded a $15.0 million grant from CIRM in September 2026 to support the clinical development of RECLAIM-LN, receipt of any funds under the grant is subject to the terms and conditions of the notice of award agreement, including our achievement of operational milestones therein, and we will not receive the anticipated funding unless and until the corresponding notice of award agreement has been executed, and unless and until we achieve the operational milestones set forth therein. Additionally, if Ono does not exercise the Candidate 3 Development Option before it expires, we will not recognize any additional revenue related to Candidate 3 under our collaboration agreement with Ono.

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

Our forecast of the period of time through which our existing cash, cash equivalents, and investments will be adequate to support our operations is a forward-looking statement and involves significant risks and uncertainties. We have based this forecast on assumptions that may prove to be wrong, and actual results could vary materially from our expectations, which may adversely affect our capital resources and liquidity. We could utilize our available capital resources sooner than we currently expect. The amount and timing of future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•
the initiation, timing, progress, size, duration, costs and results of our clinical trials and nonclinical studies for our product candidates, including the timing and costs of manufacturing activities to support such clinical trials and nonclinical studies;
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 20, 2023, a purported stockholder of our company filed a securities class action lawsuit against us and certain of our officers captioned Hadian v. Fate Therapeutics, Inc. et al. in the U.S. District Court for the Southern District of California (the Securities Action). On May 4, 2023, the court appointed a different purported stockholder of our company to serve as lead plaintiff in the Securities Action. On July 24, 2023, the lead plaintiff filed an amended complaint. The amended complaint alleged that we violated the federal securities laws by making allegedly false and/or misleading statements and/or omissions in our public disclosures dating back to August 2020 relating to our collaboration agreement with Janssen Biotech, Inc. (the Janssen Agreement), potential product candidates subject to the Janssen Agreement, and the termination of the Janssen Agreement. On September 22, 2023, we filed a motion to dismiss the amended complaint. On September 19, 2024, the court granted our motion to dismiss the amended complaint, with leave for plaintiff to file a second amended complaint. On October 18, 2024, the lead plaintiff filed a second amended complaint alleging substantially similar facts and claims as in the prior amended complaint. We filed a motion to dismiss the second amended complaint on November 18, 2024. On September 22, 2025, the court granted our motion to dismiss the second amended complaint, with leave for plaintiff to file a third amended complaint. On October 17, 2025, the plaintiff filed a third amended complaint. We filed a motion to dismiss the third amended complaint on November 17, 2025. Plaintiff filed an opposition brief on December 18, 2025. On September 24, 2026, the court denied our motion to dismiss and permitted claims concerning four alleged misstatements made in 2022 to proceed. We filed an answer to the third amended complaint on October 8, 2026. The parties are currently in the early stages of discovery. We intend to continue to vigorously defend against this action.

On June 2, 2023, a derivative complaint, captioned Guarino v. Wolchko, et al., was filed by a purported stockholder of our company in the U.S. District Court for the Southern District of California (the Guarino Action). On June 12, 2024, an additional derivative complaint, captioned Horrobin v. Wolchko, et al., was filed by a purported stockholder of our company in the same district (the Horrobin Action). On December 2, 2024, the court entered an order consolidating the Guarino Action and the Horrobin Action under the caption In re Fate Therapeutics, Inc. Derivative Litigation (the Derivative Action) and staying the Derivative Action pending the court’s decision on our motion to dismiss the second amended complaint in the Securities Action. On September 22, 2025, the stay of the consolidated case automatically expired when the decision dismissing the second amended complaint in the Securities Action was issued. On October 24, 2025, the court extended the stay pending the court’s decision on our anticipated motion to dismiss the third amended complaint. On September 24, 2026, the renewed stay of the Derivative Action automatically expired when the decision denying our motion to dismiss the third amended complaint in the Securities Action was issued. On October 27, 2026, at the request of the parties, the court entered a further order staying that Derivative Action until the earliest of (i) the public announcement of any settlement in the Securities Action or (ii) final resolution of the Securities Action and exhaustion of all related appeals. The Derivative Action names members of our board of directors and certain officers as defendants. We are also named as a nominal defendant. The plaintiffs in the Derivative Actions assert derivative claims arising out of substantially the same alleged facts and circumstances as the Securities Action. The Guarino complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violation of federal securities laws. The Horrobin complaint asserts substantially similar claims in addition to a claim of breach of fiduciary duty for insider trading. We intend to vigorously defend against the Derivative Action.

On December 17, 2025, a derivative complaint, captioned West v. Wolchko, et al., was filed by a purported stockholder of our company in the Court of Chancery of the State of Delaware (the West Action). The West Action names certain current and former members of our board of directors and certain current and former officers as defendants. We are also named as a nominal defendant. The plaintiff in the West Action asserts derivative claims for breach of fiduciary duty and insider trading arising out of substantially the same alleged facts and circumstances as the Securities Action. On January 16, 2026, the court entered an order staying the West Action. On September 24, 2026, the stay of the West Action automatically expired when the decision denying our motion to dismiss the third amended complaint in the Securities Action was issued. On October 28, 2026, at the request of the parties, the court entered a further order staying the West Action until the earliest of: (i) the public announcement of any settlement in the Securities Action; (ii) final resolution of the Securities Action and exhaustion of all related appeals; or (iii) any of the parties giving ten (10) days’ written notice that they no longer consent to the stay. We intend to vigorously defend against the West Action.

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

Risks Related to the Discovery, Development and Regulation of Our Product Candidates

If we fail to complete the nonclinical or clinical development of, or to obtain regulatory approval for, our product candidates, our business would be significantly harmed.

All of our product candidates are currently in research or clinical development. We have not completed clinical development of or obtained regulatory approval for any of our product candidates. As certain of our product candidates advance through clinical development, the operational, regulatory, manufacturing, and clinical challenges we face may evolve. Only a small percentage of research and development programs ultimately result in commercially successful products, and we cannot assure you that any of our product candidates will demonstrate the safety, purity and potency, or efficacy profiles necessary to support further nonclinical study, clinical development or regulatory approval. In addition, we have historically focused on the development of cell therapies for cancer. We have limited experience in developing treatments for autoimmune diseases, and there are no cell therapies approved in the United States to treat autoimmune diseases.

We may experience delays in, or pause or cancel our ongoing and planned clinical development activities or research and development activities for any of our product candidates for a variety of reasons, including:

•
difficulties in optimizing the right dose and dosing schedule for our product candidates, which might result in a determination that a product candidate is ineffective, causes harmful side effects, or otherwise presents unacceptable safety risks during clinical trials or has an unfavorable toxicity profile in nonclinical studies or clinical trials to support initiating or continuing clinical investigation;
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
•
our inability to secure or maintain relationships with strategic partners that may be necessary for advancement of a product candidate into or through clinical development, regulatory approval and commercialization in any particular indication(s) or geographic territory(ies); and

•
difficulty establishing predictive nonclinical models for demonstration of safety and efficacy of a product candidate in one or more potential therapeutic areas for clinical development.

Additionally, we will only be able to obtain regulatory approval to market a product candidate if we can demonstrate, to the satisfaction of the FDA or comparable foreign regulatory authorities, in well-designed and conducted clinical trials that such product candidate is manufactured in accordance with applicable regulatory requirements, is safe, pure and potent, or effective, and otherwise meets the appropriate standards required for approval for a particular indication. Our ability to obtain regulatory approval of our product candidates depends on, among other things, completion of additional nonclinical studies, process development and manufacturing activities, and clinical trials, whether our clinical trials demonstrate statistically significant efficacy with safety profiles that do not potentially outweigh the therapeutic benefit, and whether regulatory agencies agree that the trial study design, conduct of, and the data from our clinical trials and our manufacturing operations are sufficient to support approval. In addition, the approval by the FDA of new products in the same indications that we are studying may change the standard of care, and this may result in the FDA or other regulatory agencies requesting that we conduct additional studies to show that our product candidate is superior to the new standard of care. Securing regulatory approval also requires the submission of information about product manufacturing operations to, and inspection of manufacturing facilities by, the relevant regulatory authority. The results of our current and future clinical trials may not meet the FDA’s or other regulatory agencies’ requirements to approve a product candidate for marketing, and the regulatory agencies may otherwise determine that our manufacturing operations are insufficient to support approval. We may need to conduct nonclinical studies and clinical trials that we currently do not anticipate, including as a result of changes in FDA policies or regulations or in the standard of care. If we fail to complete nonclinical or clinical development of, or obtain regulatory approval for, our product candidates, we will not be able to generate any revenues from product sales and our ability to receive milestone or other payments under any collaboration agreements may be impaired, which will harm our business, prospects, financial condition and results of operations.

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

In August 2026, we initiated RECLAIM-LN, our Phase 2 clinical trial of FT819 in patients with refractory moderate-to-severe systemic lupus erythematosus with lupus nephritis, which we believe may potentially support registration of FT819. Although the design of RECLAIM-LN was developed following interactions with the FDA, there can be no assurance that the results of RECLAIM-LN will be sufficient to support submission or approval of a BLA for FT819. The FDA may determine that the design, size, patient population, endpoints, or results of RECLAIM-LN are insufficient to support regulatory approval and may require us to enroll additional patients, conduct additional trials, or generate additional safety, efficacy, or other data. Any such requirement could significantly delay or prevent regulatory approval of FT819 and increase our development costs.

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
•
difficulties in obtaining agreement with regulatory authorities on the nonclinical safety and efficacy data, the manufacturing requirements, and the clinical trial design and parameters necessary for an IND application to go into effect to initiate and conduct clinical trials for any of our current product candidates and any other product candidates that we may develop;
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
•
imposition of a temporary or permanent clinical hold, or triggering of protocol-defined stopping rules, by data monitoring committees or regulatory agencies for a number of reasons, including after review of an IND submission or amendment, or equivalent application or amendment, as a result of a new safety finding that presents unreasonable risk to clinical trial participants, a negative finding from an inspection of our clinical trial operations or trial sites, developments in trials conducted by us or our competitors that raise concerns about the safety risk to patients of novel therapeutics derived from pluripotent or genome edited therapies and/or negative public perception of the same, or if the FDA or other foreign regulatory authorities find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

We have limited experience in the manufacture of cell-based therapies. We are still developing optimized and reproducible manufacturing processes for clinical and commercial-scale manufacturing of our product candidates, and none of our manufacturing processes have been validated for commercial production of our product candidates. We may face multiple challenges as we scale our manufacturing for large-scale clinical trials or commercial-scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. In addition, we are continuing to optimize our protocols for the supply and transport of our product candidates for distribution to clinical trial sites. Although we are working to develop reproducible and commercially viable manufacturing processes for our product candidates, and effective protocols for the supply and transport of our product candidates, doing so is a difficult and uncertain task. In May 2026, we announced that the FDA selected FT819 for participation in the Chemistry, Manufacturing and Controls (CMC) Development and Readiness Pilot (CDRP) Program for treatment of moderate to severe systemic lupus erythematosus (SLE). Participation in the CDRP Program is intended to accelerate product development by enabling enhanced, product-specific FDA engagement on chemistry, manufacturing and controls (CMC) related matters. The program provides increased communication with the FDA, including additional CMC-focused Type B meetings to help clarify development strategies, address key questions, and support manufacturing readiness. While the program is intended to accelerate product development, our participation may not result in any acceleration of our product development or manufacturing readiness.

We may make changes or be required by the FDA or other regulatory authorities to make changes to our manufacturing processes, including materials and equipment used in manufacturing our product candidates, as we continue to develop and refine the manufacturing and distribution processes for our product candidates for advanced clinical trials and commercialization, and we cannot be sure that even minor changes in these processes, materials, and equipment will not cause our product candidates to perform differently and affect the results of our ongoing and planned clinical trials or the performance of the product once commercialized. In some circumstances, changes in our manufacturing operations, including to our protocols, processes, materials or facilities used, may require us to perform additional nonclinical or comparability studies, or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval for a product candidate. These requirements may lead to delays in our clinical development and commercialization plans for our product candidates, and may increase our development costs substantially.

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

All of our current product candidates are based on our novel iPSC platform, and some of our product candidates utilize novel genome editing technologies. To date, no iPSC-derived therapeutic product candidates have been approved in the United States or worldwide, and there have been only a limited number of regulatory approvals of genome edited therapeutics, and similarly a limited number of clinical trials involving the use of a therapeutic product candidate manufactured using a master iPSC line or genome edited cells. Additionally, in July 2026, we obtained FDA clearance to proceed with clinical research of FT839, a next-generation, off-the-shelf CAR T-cell product candidate uniquely engineered with dual CARs targeting CD19 and CD38 to target aberrant and pathogenic immune cells such as B cells, plasma cells, macrophages and activated T cells, as well as hematologic cancer cells of lymphoma, leukemia and myeloma origin. We may not be able to demonstrate that our candidates are tolerable or effective for their intended purposes. The development of such complex cell therapies is a relatively new and emerging field, and the scientific research that forms the basis of our efforts to discover and develop iPSC-derived and genome edited cellular immunotherapies is ongoing; this is particularly true in relation to the development of cell therapies for the treatment of autoimmune diseases where there is limited clinical data available and where we have limited prior experience. We may determine to incorporate information learned from this research into the design of our ongoing Phase 1 clinical trials of our iPSC product candidates, as well as our planned future clinical trials, which could delay or impair our clinical development activities. We may ultimately discover that our product candidates do not possess certain properties required for therapeutic effectiveness or protection from toxicity in our target patient populations, or they may exhibit undesirable side effects as more patient data become available. In addition, our product candidates may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. It may take many years before we develop a full understanding of the pharmacological properties of our product candidates, and we may never know precisely how they function in vivo. As with any new biologic or drug product developed using novel technologies, our product candidates have an unknown immunogenicity profile. As a result, our cellular immunotherapy product candidates may trigger immune responses that inhibit their therapeutic effects or cause adverse side effects. In addition, one or more of our product candidates may:

•
be found ineffective or cause harmful side effects during nonclinical studies or clinical trials;
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

The clinical development of our product candidates could be substantially delayed if we are required to conduct unanticipated studies, including nonclinical studies or clinical trials, or if the FDA or other regulatory authorities impose other requirements or restrictions, including on the manufacture, of our product candidates.

The FDA or other regulatory authorities may require us to generate additional nonclinical, product, manufacturing, or clinical data as a condition to continuing our current clinical trials, or initiating and conducting any future clinical trials of our current product candidates or other cell product candidates that we may identify. Additionally, the FDA or other regulatory authorities may in the future have comments, or impose requirements, on the conduct of our clinical trials or the initiation of clinical trials or any of our other iPSC-derived cell product candidates, including the protocols, processes, materials and facilities we use to manufacture our product candidates and potential future product candidates in support of clinical trials. Any requirements to generate additional data, or redesign or modify our protocols, processes, materials or facilities, or other additional comments, requirements or impositions by the FDA or other regulatory authorities, may cause delays in the initiation or conduct of current or future clinical trials for our product candidates and subsequent development activities for our product candidates, and could require us to incur additional development or manufacturing costs and resources, seek funding for these increased costs or resources or delay our timeline for, or cease, our nonclinical or clinical development activities for our product candidates, or could create uncertainty and additional complexity in our ability to obtain regulatory approval for our product candidates.

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

We are pursuing multiple programs and product candidates in our novel cell therapy development pipeline using an approach designed to enable rapid incorporation of new product features. If we elect to incorporate these new features into next-generation product candidates, this may render our existing product candidates obsolete, and we may devote our limited resources in pursuit of a particular program for which there is a greater potential for success and fail to capitalize on development opportunities or product candidates that may be more advanced in development.

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

Currently approved CAR T-cell therapies and those under development have shown frequent rates of adverse events, some fatal, including infection, cytokine release syndrome (CRS), and Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS), and some adverse events have resulted in patient deaths. In clinical trials of our current product candidates, adverse events have occurred and there is a possibility that our current or future product candidates could cause similarly life threatening or fatal serious adverse events such as CRS and ICANS. Additionally, preconditioning regimens, such as those currently implemented in certain regimens of our clinical trials, may increase the risk of occurrence and severity of adverse side effects including infection, prolonged or persistent cytopenias, and ICANS. Patients in our clinical trials receiving preconditioning treatment may experience increased or more severe adverse effects specifically related to the preconditioning regimen, including allergic reactions, shortness of breath, fevers, infections, low blood counts, development of certain cancers, loss of fertility, temporary hair loss, and organ dysfunction. Furthermore, because certain autoimmune diseases we seek to treat may be less serious than the later stage cancers traditionally being treated with cell therapies or other immunotherapy products, we believe the FDA and other regulatory authorities will apply a different benefit-risk threshold such that any potential harmful side effects may outweigh the benefits of our product candidates and require us to cease clinical trials or result in denial of regulatory approval of our product candidates in autoimmune disease indications. Tolerance for adverse events in the autoimmune disease patient populations being pursued with cell-based therapies, such as in patients in our FT819 clinical trial for the treatment of SLE and other autoimmune disease indications, is expected to be lower than it is in oncology, and the risks of negative impacts from these toxicities may therefore be greater for our autoimmune programs than for our oncology programs or the oncology programs of others. Medical personnel using our product candidates may also need additional training to understand the potential side effect profile and potential toxicities associated with treatment with cellular immunotherapies, including FT819, and to appropriately recognize and manage any side effects that may occur in our clinical trials. Inadequate management of the potential side effects could result in patient deaths. Undesirable side effects, whether associated with our product candidate or with a preconditioning regimen, or with other companies’ similar candidates or products, may delay patient enrollment in our clinical trials, or cause us or regulatory authorities to interrupt, delay, or halt clinical trials. Any undesirable side effects could result in changes to our clinical trial design and development strategy, a more restrictive label, or the delay, denial, or revocation of regulatory approval by the FDA or foreign regulatory authorities or with other companies’ similar candidates or products. Any such delay or failure as a result of undesirable side effects would harm our business, financial condition, results of operations and prospects.

Our clinical trials may be adversely affected by investigators’ limited experience with CAR-T cell therapies, including lack of familiarity with CAR-T-specific safety profiles and adverse events, which could impact patient safety, safety reporting, and the interpretation of clinical trial results.

Our product candidates are CAR-T cell therapies, which are associated with unique and potentially severe or fatal safety risks, including CRS, ICANS, prolonged cytopenias, infections, and other immune-mediated or delayed adverse events. In September 2026, Novartis announced suspension of multiple studies of a CAR-T candidate after three patients who received the therapy suffered fatal cases of immune effector cell-associated hemophagocytic syndrome. Bristol Myers Squibb also paused clinical trials of a CAR-T candidate after observing transient and reversible inflammatory events.

The identification, grading, management, and timely reporting of these adverse events require specialized training and experience that differ significantly from those required for traditional therapies.

Many clinical trial investigators, site personnel, and institutions have limited prior experience conducting clinical trials involving CAR-T cell therapies or managing their associated toxicities, and these risks may be heightened as we evaluate the administration of certain of our product candidates, including FT819, in outpatient and community-based treatment settings. Although patients have been treated with FT819 in outpatient settings, our experience with outpatient and community-based administration remains limited. As we expand administration of FT819 to additional outpatient and community-based treatment settings, investigators, site personnel, and institutions may have varying levels of experience with CAR-T cell therapies and associated adverse events. As a result, investigators or site staff may not promptly recognize, accurately grade, or appropriately manage CAR-T-related adverse events, or may inconsistently apply applicable grading criteria, management guidelines, or reporting requirements. Inadequate or delayed identification and reporting of safety events could increase risks to patients, lead to incomplete or inconsistent safety data, serious safety risks, or result in inaccurate characterization of the safety profile of our product candidates.

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

Our cell programming technology and platform for generating cell therapy products using iPSCs represent novel therapeutic approaches, and to our knowledge there are currently no iPSC-derived cell products approved anywhere in the world for commercial sale. As such, it is difficult to accurately predict the type and scope of challenges we may incur during development of our product candidates, and we face uncertainties associated with the nonclinical and clinical development, manufacture and regulatory requirements for the initiation and conduct of clinical trials, regulatory approval, and reimbursement required for successful commercialization of these product candidates. In addition, because our iPSC-derived cell product candidates are all in the clinical or nonclinical stage, we are currently assessing safety in humans and have not yet been able to assess the long-term effects of treatment. Animal models and assays may not accurately predict the safety and efficacy of our product candidates in our target patient populations, and appropriate models and assays may not exist for demonstrating the safety and purity of our product candidates, as required by the FDA and other regulatory authorities for ongoing clinical development and regulatory approval.

The nonclinical and clinical development, manufacture, and regulatory requirements for approval of novel product candidates such as ours can be more expensive and take longer than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to a lack of prior experiences on the side of both developers and regulatory agencies. Cellular immunotherapies, and iPSC-derived cell therapies in particular, represent relatively new therapeutic areas, and the FDA has cautioned consumers about potential safety risks associated with cell therapies. For example, in January 2024, the FDA determined that new safety information related to T-cell malignancies should be included in the labeling with boxed warning language on these malignancies for all BCMA- and CD19-directed genetically modified autologous T-cell immunotherapies. To date, there are relatively few approved cell therapies as treatments for cancer, and no cell-based therapies have been approved for commercial use for the treatment of an autoimmune disease. Currently, all approved CAR T-cell immunotherapies are in oncology indications, and there can be no assurance that the FDA will find the risks of treatment with cell therapy acceptable in other indications, such as autoimmune diseases. Additionally, due to the uncertainties associated with the nonclinical and clinical development, manufacture, and regulatory requirements for approval of our product candidates, we may be required to modify or change our nonclinical and clinical development plans or our manufacturing activities and plans, or be required to meet stricter regulatory requirements for approval. Any such modifications or changes could delay or prevent our ability to develop, manufacture, obtain regulatory approval or commercialize our product candidates, which would adversely affect our business, financial condition and results of operations.

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
•
disagreement with our interpretation of data from nonclinical studies or clinical studies;
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
•
changes or inconsistencies in requested or required methodologies, statistical analyses, specification criteria or regulatory submission requirements for a product candidate, including changes to, or inconsistencies with, applicable industry practice or precedent; or
•
changes in approval policies or regulations, or changes in positions, guidance or feedback communicated by the FDA or comparable foreign regulatory authorities, that render our nonclinical or clinical data insufficient to support approval or otherwise negatively impact the potential approval of a product candidate.

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

In addition, to market any product outside of the United States, we must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant must obtain the necessary approvals by the comparable foreign regulatory authorities before commencing clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States but can differ in significant ways. It entails the satisfactory completion of nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission of a marketing authorization application to the relevant competent authorities and the granting of a marketing authorization by those authorities before the product can be marketed and sold in the European Union.

As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the nonclinical and clinical development and manufacture of, and obtain regulatory approval for, our product candidates. Changes in regulatory authorities and advisory groups, or any new requirements or guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development and manufacturing costs, lead to changes in regulatory pathways, positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with the FDA and other regulatory authorities, and our product candidates will likely be reviewed by an FDA advisory committee. Any guidance we receive from the FDA or other foreign regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our clinical trial designs or the clinical endpoints selected in our clinical trials, which may require us to complete additional clinical trials or result in stricter conditions for obtaining regulatory approval for our product candidates. We also must comply with applicable requirements, and if we fail to do so, we may be required to delay or discontinue development of our product candidates. Delays or unexpected costs in obtaining, or the failure to obtain, the regulatory approval necessary to bring a potential product to market could impair our ability to generate sufficient product revenues to maintain our business.

Preliminary data and interim results we disclose may change as more patient data becomes available or as we make changes to our protocols or manufacturing processes, and such interim results and results from earlier studies may not be predictive of the final results, or of later studies or future clinical trials.

We may from time to time disclose results from nonclinical testing or preliminary data or interim results from clinical studies of our product candidates. Such results from nonclinical testing, process development and manufacturing activities, and clinical studies, including interim clinical trial results as of specified data cutoff dates and results of earlier clinical studies with similar product candidates, are not necessarily predictive of future results, including later clinical trial results.

The results of our current and future clinical trials may differ from results achieved in earlier nonclinical and clinical studies for a variety of reasons, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we must complete nonclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans of any such product candidates. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of nonclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Our product candidates have a limited history of being evaluated in human clinical trials. Any of our product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing protocols, processes, materials and facilities, qualification testing, post-approval clinical data, labeling and promotional activities for such product, will be subject to continual and additional requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information, reports, registration and listing requirements, requirements relating to cGMP, applicable product tracking and tracing requirements, quality control, quality assurance and corresponding maintenance of records and documents, and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Additionally, sponsors of approved drugs and biologics must provide six months’ notice to the FDA of any changes in marketing status or for discontinuing or interrupting the supply of certain drugs, including the withdrawal of a drug. Failure to do so could result in a letter citing such failure to comply and public postings of such letter and a redacted response from the sponsor, which could damage the sponsor’s reputation. The FDA closely regulates the post-approval marketing and promotion of pharmaceutical and biological products to ensure such products are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Later discovery of previously unknown problems with our product candidates, manufacturing operations, or failure to comply with regulatory requirements, may lead to various adverse conditions, including significant delays in bringing our product candidates to market and/or being precluded from manufacturing or selling our product candidates, any of which could significantly harm our business.

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

In addition, the FT819-201 study has been selected by the FDA to participate in its CDRP Program, a voluntary program which is intended to facilitate expedited CMC development of investigational drugs and biologics that have accelerated clinical development pathways by increasing communication with the FDA on CMC development. The program is intended to facilitate expedited CMC development through increased communication between sponsors and the FDA regarding CMC development.

RMAT designation and participation in the CDRP Program are within the discretion of the FDA. Accordingly, even if we believe one of our product candidates or development programs meets the criteria for RMAT designation or the CDRP Program, the FDA may disagree and instead determine not to grant such designation or program acceptance. In any event, the receipt of RMAT designation for a product candidate or participation in the CDRP Program for a development program may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. Even though we obtained RMAT designation for FT819 in April 2025 and were accepted into the CDRP Program in May 2026, such designation and acceptance does not change the standards for product approval, and there is no assurance that this designation or acceptance will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. In addition, even if one or more of our product candidates qualifies for RMAT designation, the FDA may rescind RMAT designation if it believes the product no longer meets the conditions for qualification. Similarly, the FDA may remove FT819, or any other product candidate which may be selected for participation, from the CDRP Program if it believes that the designation is no longer supported by data from the respective clinical development program.

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

The scope and enforcement of these laws are uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

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

Although the FDA may accept data from sites or clinical trials outside the United States, acceptance of these data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, while these clinical trials or trial sites are subject to the applicable local laws where the trials are conducted, FDA acceptance of the data will depend on its determination that the trials or trial sites also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any trial or trial site outside the United States, we would likely need to conduct additional trials, which would be costly and time-consuming and could delay or halt our development of the applicable product candidates. Recently, the FDA has signaled increased scrutiny of foreign clinical trial data submitted in support of marketing applications, indicating plans for increased foreign site inspections and increased transparency of inspection results. If access to clinical trial sites or documentation is delayed or restricted, including for geopolitical reasons, the FDA may not accept such data in support of a marketing application which would adversely affect our development and approval plans. Additionally, policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which required deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Risks Related to Our Financial Condition

Our ongoing and planned operations, including the development of our product candidates, will require substantial additional funding, without which we will be unable to complete nonclinical or clinical development of or obtain regulatory approval for, or achieve commercialization of, our product candidates.

We are currently advancing multiple product candidates through clinical development, and conducting nonclinical research and development activities in other programs. Drug development is expensive, and we expect our research and development expenses to remain significant in connection with our ongoing activities, particularly as we advance our current product candidates in clinical trials and seek to initiate clinical development for additional product candidates.

As of September 30, 2026, our cash, cash equivalents, and investments were $139.1 million. We intend to use our cash, cash equivalents, and investments primarily to fund the advancement and clinical development of our current product candidates and our ongoing nonclinical, discovery and research programs, and for working capital and general corporate purposes. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic and licensing arrangements or a combination of these approaches. For example, although we were awarded a $15.0 million grant from CIRM in September 2026 to support the clinical development of FT819 in the RECLAIM-LN clinical trial, receipt of any funds under the grant is subject to the terms and conditions of the notice of award agreement, including our achievement of operational milestones therein, and we will not receive the anticipated funding unless and until the corresponding award agreement has been executed, and unless and until we achieve the operational milestones set forth therein. Additionally, if Ono Pharmaceutical Co. Ltd. (Ono) does not exercise the Candidate 3 Development Option before it expires, we will not recognize any additional revenue related to Candidate 3 under our collaboration agreement with Ono. In any event, we will require additional capital to obtain regulatory approval for, and achieve commercialization of, our existing product candidates and any other product candidates we may identify and develop. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations. Our future capital requirements will depend on many factors, including, but not limited to:

•
the progress, results, size, timing and costs of our ongoing and planned clinical trials, and any additional clinical trials we may initiate, conduct or support for our product candidates;
•
the progress, results, size, timing and costs of our nonclinical, process development and manufacturing studies, and activities necessary to initiate and conduct clinical trials for our product candidates and to establish and maintain manufacturing capabilities necessary to support such trials;
•
continued progress in our research and development programs, including nonclinical studies, process development, manufacturing and other research activities that may be necessary in order for an IND application to go into effect for a prospective clinical development candidate, as well as potential future clinical trials of any additional product candidates we may identify for development;
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
•
our ability to establish and maintain strategic arrangements and alliances with third-party collaborators including our existing collaborations with Ono and the University of Minnesota to advance the research, development and commercialization of therapeutic products; and
•
our continued eligibility to receive funding under existing grant awards from governmental agencies or to qualify for additional grant awards.

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

We are a clinical-stage biopharmaceutical company formed in 2007 with a limited operating history. We have not yet obtained regulatory approval for any of our product candidates or generated any revenues from therapeutic product sales. Since inception, we have incurred significant net losses in each year and, as of September 30, 2026, we had an accumulated deficit of $1.6 billion. We expect to continue to incur losses for the foreseeable future as we continue to fund our ongoing and planned clinical trials of our product candidates and our other ongoing and planned research and development activities. We also expect to incur significant operating and capital expenditures as we continue our research and development of, and seek regulatory approval for, our product candidates, in-license or acquire new product candidates for development, implement additional infrastructure and internal systems, and hire additional scientific, clinical, and administrative personnel. We anticipate that our net losses for the next several years could be significant as we conduct our planned operations.

Because of the numerous risks and uncertainties associated with pharmaceutical, biological, and cell therapy product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials, nonclinical studies, process development, manufacturing activities, or the research and development of any of our product candidates. The amount of our future net losses will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

•
electing to advance product candidates through nonclinical and into clinical development;
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
•
fails to select a product candidate for advancement into nonclinical development, clinical development, or subsequent clinical development into a marketed product;
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

We currently rely on third parties to conduct certain aspects of our research and development activities and to support and conduct clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to timely develop, manufacture, obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We rely upon third parties, including medical institutions, clinical investigators, and clinical research organizations (CROs) for the conduct of certain research and nonclinical development activities, process development and manufacturing activities, and for the conduct, management, and supervision of clinical trials of our product candidates. We do not have direct control over the activities of these third parties, and may have limited influence over their actual performance. Our reliance on these third parties and CROs does not relieve us of our responsibilities to ensure that our clinical studies are conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards.

We also engage, and may increasingly rely on, third-party service providers to assist with the identification and recruitment of potential participants for our clinical trials. We have limited control over the activities of these third parties, and their patient recruitment activities may be subject to applicable regulatory, privacy, IRB and other requirements. If these third parties fail to conduct recruitment activities in accordance with applicable requirements, including requirements relating to recruitment materials and practices and the collection, use and disclosure of patient information, we may be required to modify or suspend recruitment activities, take corrective action, or replace such service providers, any of which could delay enrollment in or otherwise adversely affect the conduct of our clinical trials.

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

If these third parties and CROs do not successfully carry out their contractual duties or obligations, meet expected deadlines or successfully complete activities as planned, or if the quality or accuracy of the research, nonclinical development, process development, manufacturing, or clinical data they obtain is compromised due to the failure to adhere to applicable regulatory and manufacturing requirements or for other reasons, our research, nonclinical development, process development and manufacturing activities, and clinical trials, and the development of our product candidates, may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Further, if our agreements with third parties or CROs are terminated for any reason, the development of our product candidates may be delayed or impaired, and we may be unable to advance our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or impaired.

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

Additionally, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Any failure to achieve market acceptance for our product candidates will harm our business, results and financial condition.

Off-label use or misuse of any product candidates we may get approved in the future may harm our reputation in the marketplace or result in injuries that lead to costly product liability suits.

If any of our product candidates are approved by the FDA, we may only promote or market them in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from prescribing any products for which we may obtain approval off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of any approved products for indications other than those approved by the FDA may not effectively treat such conditions. Additionally, FDA’s Office of Prescription Drug Promotion (OPDP) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. Any such off-label use of our products approved in the future could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use any of our products approved in the future for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation. Similar requirements and considerations apply abroad. In the current administration, the FDA has increased its enforcement scrutiny over prescription drug advertising, particularly direct-to-consumer product promotion and advertising. If the FDA finds any of our promotional communications or advertising to be violative, we may receive an untitled or warning letter, requests for corrective advertising, or fines, amongst other enforcement tools available to the FDA.

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

Since the May 2025 order, the current administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model (GLOBE) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) model for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMS Innovation Center payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics, within designated therapeutic classes and that have incurred more than $100.0 million of Medicare Part B spending over a 12-month period, to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. The GLOBE model will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over five performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products, and drugs with an effective Medicare-negotiated maximum fair price. GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies with its performance period proposed to begin in 2027. The GLOBE model and the proposed GUARD model will likely be subject to legal challenges that could delay implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers. See “Business—Government Regulation—Healthcare Reform and Other Regulatory Changes” in our Annual Report for more information.

If the GLOBE model is implemented and GUARD model is finalized and implemented as proposed under CMMI authority, we could be required to pay additional rebates on products reimbursed by Medicare for the covered populations during the applicable model periods. In addition, if MFN pricing or similar reference pricing policies are enacted or implemented in the U.S. outside of the CMMI framework and applied more broadly, we could be required to pay rebates on products utilization by a broader portion of U.S. patients to align with prices in certain reference countries. MFN pricing models in the U.S. could also affect our ability to commercialize any approved products outside of the U.S., our pricing strategy for any approved products, and future decisions on reimbursement and commercialization in certain jurisdictions. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures that could impact drug pricing in the U.S. political, economic and regulatory developments may further complicate developments in healthcare systems and pharmaceutical drug pricing.

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

The biotechnology and pharmaceutical industries are intensely competitive and characterized by rapid and significant innovation, particularly in the areas of immune-oncology and the development and commercialization of cell therapies. We compete with a variety of large pharmaceutical companies, multinational biopharmaceutical companies, other biopharmaceutical companies and specialized biotechnology companies, as well as technology and/or therapeutics being developed at universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff, more experienced manufacturing organizations and facilities and greater sales and marketing organizations. Third parties are commercializing, have developed, are developing or may develop product candidates, platform technologies and processes that compete with ours. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community, as well as novel treatments that are currently in nonclinical or clinical development or may otherwise enter the market. We believe that a significant number of product candidates are currently under development, including various cellular immunotherapies as well as multifunctional targeted antibodies, such as bi-specific and tri-specific T-cell engagers, which may become commercially available in the future for the treatment of indications, including a variety of cancers, for which we are developing or may try to develop our product candidates. Additionally, several companies with experience and knowledge in the development of CAR T-cell therapies for oncology indications have now commenced the development of cell therapies for the treatment of autoimmune diseases where B cells may play a role in initiating or maintaining disease affected populations, and the product candidates these companies develop may be competitive with product candidates that we are developing for autoimmune diseases. Should one or more of these competing product candidates or other competing product candidates of which we are not aware receive regulatory approval or otherwise achieve clinical or commercial success, our regulatory strategy could be impaired, our ability to obtain regulatory approval could be delayed or prevented, or the market for our products may be reduced or eliminated, thereby harming or preventing our commercial success.

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

We are highly dependent upon the efforts of our senior management team and other key personnel. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our nonclinical studies and clinical trials or the commercialization of our product candidates. Although we have executed offer letters with each member of our senior management team, these agreements are terminable at will without notice and, therefore, we may not be able to retain their services as expected. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies.

In addition, on August 12, 2025, we announced a reduction in force affecting approximately 12% of our workforce. This reduction was part of a tactical operations plan intended to reduce our costs and extend funding of our operations. However, this reduction may increase our dependence on the remaining key members of our senior management and executive teams and could result in other unintended consequences, such as the loss of institutional knowledge and expertise, decreased morale or attrition among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force.

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

Inadequate funding for the FDA, the Securities and Exchange Commission (SEC), the National Institutes of Health (NIH) and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire, retain or deploy personnel, and substantial leadership, personnel, and policy changes or otherwise could prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

The market price of shares of our common stock has fluctuated in the past and could be subject to wide fluctuations in the future as a result of many risks listed in this section, and other risks beyond our control, including:

•
the timing of the initiation of, and progress in, our current and planned clinical trials and nonclinical studies;
•
the results of our clinical trials and nonclinical studies, and the results of clinical trials and nonclinical studies by others for product candidates or indications similar to ours;

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

Our common stock is currently listed on the Nasdaq Global Market (Nasdaq), which has minimum requirements that a company must meet in order to remain listed on such market, including that we maintain a minimum closing bid price of $1.00 per share. If we fail to maintain such minimum requirements and a final determination is made by Nasdaq that our common stock must be delisted, our ability to raise additional funds and the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. Our failure to be listed on Nasdaq or another national securities exchange would have a material adverse effect on the value of your investment in us.

Our principal stockholders and management own a significant percentage of our stock and may be able to exercise significant control over our company.

As of October 30, 2026, our executive officers, directors and entities affiliated with our five percent stockholders beneficially own, in the aggregate, shares representing approximately 27.0% of our outstanding voting stock. If, in accordance with the CoD (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) relating to the Class A Convertible Preferred Stock, Redmile (as such term is defined in Note 8 of the notes to the consolidated financial statements herewith) elects to remove certain limitations on the percentage of our outstanding common stock that it may own such that the 2,755,086 shares of Class A Convertible Preferred Stock currently held by Redmile become fully convertible at Redmile’s option into 13,775,430 shares of common stock, the beneficial ownership of our executive officers, directors and entities affiliated with our five percent stockholders would increase to 30.9%. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe are in their best interests, or adversely affecting the liquidity, volatility, and market price of our common stock. For example, if any of our directors, executive officers or other entities affiliated with our five percent stockholders elect to sell, transfer or otherwise dispose of a significant amount of shares of our common stock, this could result in a decrease in our stock price. Furthermore, any transferees or successors of all or a significant portion of our existing stockholders’ ownership in us will be able to exert a similar amount of control over us through their ownership position.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, state or government grants, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or product candidates, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in November 2023, we filed a registration statement on Form S-3 pursuant to which we were initially eligible to issue and sell up to $300.0 million in common stock, preferred stock, debt securities, warrants and/or units, in one or more series or classes, including up to $100.0 million in shares of common stock that may be issued in sales deemed to be an “at the market offering” (the ATM offering) as defined by the Securities Act of 1933, as amended (the Securities Act). In March 2024, we issued and sold 14,545,454 shares of our common stock at a purchase price of $5.50 per share in an underwritten offering pursuant to the shelf registration statement for aggregate gross proceeds of approximately $80.0 million. As of September 30, 2026, we have issued and sold 2,801,602 shares of our common stock in accordance with the ATM offering program, for aggregate gross proceeds of approximately $8.0 million. On or about the date hereof, we intend to enter into a sales agreement with Leerink Partners LLC for the offer and sale of up to $100.0 million in shares of our common stock in an at-the-market offering and concurrently terminated our sales agreement with Jefferies. Our shelf registration statement reaches the third anniversary of its effectiveness on November 27, 2026, and we intend to file a new shelf registration statement on Form S-3 prior to that date. We will not be able to sell securities under the new registration statement until it is declared effective by the SEC, and there can be no assurance that it will be declared effective on a timely basis or at all. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders. In addition, any debt financings that we may enter into in the future may subject us to unfavorable repayment terms, including increased interest rates, impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

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

As of December 31, 2025, we had federal and state net operating loss carryforwards of $879.1 million and $773.3 million, respectively, some of which begin to expire in various amounts in 2027 and 2028, respectively. As of December 31, 2025, we also had federal and California research and development tax credit carryforwards of $48.5 million and $40.1 million, respectively. The federal research and development tax credit carryforwards will begin to expire in 2035 unless previously utilized, while the California carryforwards will carry forward indefinitely. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (NOLs) or tax credits to offset future taxable income or taxes. Generally, a change of more than 50 percentage points in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. We have determined that we triggered an ownership change limitation in November 2009 and again in May 2015. We have determined that we do not believe there were any ownership changes from May 2015 through December 2025. We have not analyzed periods subsequent to December 2025. We may experience additional ownership changes as a result of shifts in our stock ownership in the future. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. The amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the

U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, the One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. The OBBBA further provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. It cannot be predicted whether, when, in what form, or with what effective dates, additional new tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

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

Item 6. Exhibits

Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-190608	3.2	August 29, 2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36076	3.1	June 7, 2021

3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A Convertible Preferred Stock	8-K	001-36076	3.1	November 29, 2016

3.4	Amended and Restated Bylaws of the Registrant, as currently in effect	10-K	001-36076	3.3	February 24, 2021

3.5	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitation of Class A Convertible Preferred Stock of Fate Therapeutics, Inc.	8-K	001-36076	3.1	April 19, 2023

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36076	3.1	June 10, 2024

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36076	3.1	May 30, 2025

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated pursuant to the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

Fate Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Bahram Valamehr Bahram Valamehr, Ph.D., MBA President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Kamal Adawi Kamal Adawi, M.S., MBA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)